Form 10-Q
period 2019-03-31
Consolidated Water Co. Ltd.
filed 2019-05-10
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes       ☐     No         ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.60 par value	CWCO	The Nasdaq Global Select Market

As of May 3, 2019, 15,020,344 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$38,016,963	$31,337,477
Restricted cash	1,500,000	-
Accounts receivable, net	22,452,168	24,228,095
Inventory	3,974,413	2,232,721
Prepaid expenses and other current assets	995,480	1,035,796
Current portion of loans receivable	370,465	734,980
Costs and estimated earnings in excess of billings	2,826,388	835,669
Current assets of discontinued operations	-	1,959,494
Total current assets	70,135,877	62,364,232
Property, plant and equipment, net	64,294,070	58,880,818
Construction in progress	406,280	6,015,043
Inventory, non-current	4,435,235	4,545,198
Investment in OC-BVI	2,604,523	2,584,987
Goodwill	8,004,597	8,004,597
Land and rights of way held for development	24,161,024	24,161,024
Intangible assets, net	1,667,778	1,891,667
Operating lease right-of-use assets	3,409,930	-
Other assets	2,111,412	2,123,999
Long-term assets of discontinued operations	-	1,944,033
Total assets	$181,230,726	$172,515,598

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$5,025,051	$4,570,641
Accrued compensation	1,585,817	1,286,468
Dividends payable	1,288,607	1,286,493
Current maturities of operating leases	433,560	-
Billings in excess of costs and estimated earnings	-	109,940
Current liabilities of discontinued operations	-	646,452
Total current liabilities	8,333,035	7,899,994
Deferred tax liability	592,468	659,874
Noncurrent operating leases	3,031,110	-
Other liabilities	199,827	199,827
Total liabilities	12,156,440	8,759,695
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders’ equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 32,813 and 34,796 shares, respectively	19,688	20,878
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,009,770 and 14,982,906 shares, respectively	9,005,862	8,989,744
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	87,335,292	87,211,953
Retained earnings	64,204,369	59,298,161
Cumulative translation adjustment	(549,555)	(549,555)
Total Consolidated Water Co. Ltd. stockholders’ equity	160,015,656	154,971,181
Non-controlling interests	9,058,630	8,784,722
Total equity	169,074,286	163,755,903
Total liabilities and equity	$181,230,726	$172,515,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Total revenues	$16,988,524	$14,554,663
Total cost of revenues	10,026,221	8,385,622
Gross profit	6,962,303	6,169,041
General and administrative expenses	4,378,034	4,661,711
Gain (loss) on asset dispositions and impairments, net	43,769	(1,340)
Income from operations	2,628,038	1,505,990

Other income (expense):
Interest income	150,185	161,121
Interest expense	-	(1,754)
Profit-sharing income from OC-BVI	6,075	28,350
Equity in the earnings of OC-BVI	13,461	80,593
Net unrealized loss on put/call options	(24,000)	(206,000)
Other	114,369	85,287
Other income, net	260,090	147,597
Income before income taxes	2,888,128	1,653,587
Provision for (benefit from) income taxes	48,959	(77,388)
Net income from continuing operations	2,839,169	1,730,975
Income (loss) from continuing operations attributable to non-controlling interests	273,908	(34,493)
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	2,565,261	1,765,468
Gain on sale of discontinued operations	3,621,170	-
Net income from discontinued operations	-	327,057
Total income from discontinued operations	3,621,170	327,057
Net income attributable to Consolidated Water Co. Ltd. stockholders	$6,186,431	$2,092,525

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.17	$0.12
Discontinued operations	$0.24	$0.02
Basic earnings per share	$0.41	$0.14

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.17	$0.12
Discontinued operations	$0.24	$0.02
Diluted earnings per share	$0.41	$0.14

Dividends declared per common and redeemable preferred shares	$0.085	$0.085

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,020,344	14,959,259
Diluted earnings per share	15,129,401	15,114,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Cumulative translation	Non-controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	adjustment	interests	equity
Balance as of December 31, 2018	34,796	$20,878	14,982,906	$8,989,744	$87,211,953	$59,298,161	$(549,555)	$8,784,722	$163,755,903
Issue of share capital	-	-	26,864	16,118	62,731	-	-	-	78,849
Buyback of preferred stock	(1,983)	(1,190)	-	-	(16,605)	-	-	-	(17,795)
Net income	-	-	-	-	-	6,186,431	-	273,908	6,460,339
Dividends declared	-	-	-	-	-	(1,280,223)	-	-	(1,280,223)
Stock-based compensation	-	-	-	-	77,213	-	-	-	77,213
Balance as of March 31, 2019	32,813	$19,688	15,009,770	$9,005,862	$87,335,292	$64,204,369	$(549,555)	$9,058,630	$169,074,286

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Cumulative translation	Non-controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	adjustment	interests	equity
Balance as of December 31, 2017	33,488	$20,093	14,918,869	$8,951,321	$86,405,387	$53,105,196	$(549,555)	$8,088,935	$156,021,377
Issue of share capital	-	-	39,986	23,991	34,383	-	-	-	58,374
Conversion of preferred stock	(454)	(273)	454	273	-	-	-	-	-
Net income	-	-	-	-	-	2,092,525	-	(34,493)	2,058,032
Dividends declared	-	-	-	-	-	(1,275,961)	-	-	(1,275,961)
Stock-based compensation	-	-	-	-	103,521	-	-	-	103,521
Balance as of March 31, 2018	33,034	$19,820	14,959,309	$8,975,585	$86,543,291	$53,921,760	$(549,555)	$8,054,442	$156,965,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities - continuing operations	$3,693,963	$740,686
Net cash used in operating activities - discontinued operations	-	(61,605)
Net cash provided by operating activities	3,693,963	679,081

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(1,336,022)	(2,869,484)
Proceeds from sale of equipment	46,700	11,190
Proceeds from sale of CW-Belize, net of cash provided	6,706,234	-
Collections on loans receivable	364,515	341,655
Net cash provided by (used in) investing activities	5,781,427	(2,516,639)

Cash flows from financing activities
Dividends paid to common shareholders	(1,275,151)	(1,269,696)
Dividends paid to preferred shareholders	(2,958)	(2,846)
Issuance (repurchase) of redeemable preferred stock	(17,795)	-
Payments on note payable to related party	-	(392,000)
Net cash used in financing activities	(1,295,904)	(1,664,542)
Net increase (decrease) in cash and cash equivalents and restricted cash	8,179,486	(3,502,100)
Cash and cash equivalents and restricted cash at beginning of period	31,337,477	45,482,966
Cash and cash equivalents and restricted cash at end of period	$39,516,963	$41,980,866

Cash and cash equivalents at end of period	$38,016,963	$41,980,866
Restricted cash at end of period	1,500,000	-
Cash and cash equivalents and restricted cash at end of period	$39,516,963	$41,980,866

Interest paid in cash	$-	$4,427

Non-cash investing and financing activities
Issuance of 26,864 and 39,986, respectively, shares of common stock for services rendered	$317,990	$441,162
Conversion (on a one-to-one basis) of 0 and 454, respectively, shares of redeemable preferred stock to common stock	$-	$272
Dividends declared but not paid	$1,280,903	$1,274,350
Transfers from inventory to property, plant and equipment and construction in progress	$131,439	$89,721
Transfers from construction in progress to property, plant and equipment	$6,769,561	$243,689
Transfers from other assets to construction in progress	$-	$765,662
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,464,670	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce potable water from seawater. The Company processes and supplies water and provides water-related products and services to its customers in the Cayman Islands, The Commonwealth of The Bahamas, the British Virgin Islands, the United States and Indonesia. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are determined by the terms of a retail license and bulk water supply contracts which provide for adjustments based upon the movement in the government price indices specified in the license and contracts as well as monthly adjustments for changes in the cost of energy. The Company also manufactures and services a wide range of products and provides design, engineering, management, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment.

2. Accounting policies

Basis of consolidation: The accompanying condensed consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”); and (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), Aerex Industries, Inc. (“Aerex”), PT Consolidated Water Bali (“CW-Bali”), N.S.C. Agua, S.A. de C.V. (“NSC”) and Aguas de Rosarito S.A.P.I. de C.V. (“AdR”). The Company’s investment in its affiliate Ocean Conversion (BVI) Ltd. (“OC-BVI”) is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2019.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than NSC, AdR, CW-Cooperatief and CW-Bali) is the currency for each respective country. The functional currency for NSC, AdR, CW-Cooperatief and CW-Bali is the US$. NSC and AdR conduct business in US$ and Mexican pesos, CW-Cooperatief conducts business in US$ and euros, and CW-Bali conducts business in US$ and Indonesian rupiahs. The exchange rates for the Cayman Islands dollar, the Belize dollar and the Bahamian dollar are fixed to the US$. The exchange rates for conversion of Mexican pesos, euros and rupiahs into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions and re-measurements were $57,701 and $103,555 for the three months ended March 31, 2019 and 2018, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents and restricted cash: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of March 31, 2019 and December 31, 2018 include $15.2 million and $8.4 million, respectively, of certificates of deposits with an original maturity of three months or less.

The restricted cash balance of $1.5 million as of March 31, 2019, represents a certificate of deposit with an original maturity of three months or less, held as security for a $1.5 million standby letter of credit obtained in March 2019.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. As of March 31, 2019, the equivalent United States dollar cash balances for deposits held in The Bahamas were approximately $7.6 million.

Revenue recognition: Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenues disaggregated by revenue source (unaudited).

	Three Months Ended March 31,
	2019	2018
Retail revenues	$6,686,660	$6,431,348
Bulk revenues	7,111,313	7,446,783
Services revenues	100,577	123,764
Manufacturing revenues	3,089,974	552,768
Total revenues	$16,988,524	$14,554,663

Retail revenues

The Company produces and supplies water to end-users, including residential, commercial and governmental customers in the Cayman Islands under an exclusive retail license issued to Cayman Water by the Cayman Islands government to provide water in two of the three most populated and rapidly developing areas on Grand Cayman Island. Customers are billed on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. In 2018, bad debts represented less than 1% of the Company’s total retail sales.

The Company recognizes revenues from water sales at the time water is supplied to the customer’s facility or storage tank. The amount of water supplied is determined and invoiced based upon water meter readings performed at the end of each month. All retail water contracts are month-to-month contracts and revenue is recorded as invoiced.

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

3. Discontinued operations - CW-Belize

During the quarter ended September 30, 2018, the Company signed a non-binding Memorandum of Understanding (“MOU”) with Belize Water Services Ltd. (“BWSL”) with respect to the potential sale of Consolidated Water (Belize) Limited (“CW-Belize”) to BWSL. The Company was not otherwise considering a sale of CW-Belize, so as an incentive for the Company to consider this proposed transaction, BWSL promised in the MOU to facilitate both the conversion from Belize dollars to U.S. dollars and the subsequent repatriation of all cash balances CW-Belize had on deposit in Belize. Transfers of funds held by CW-Belize to its parent company, which were accomplished by means of conversion of Belize dollars into U.S. dollars, required the approval of the Central Bank of Belize and were dependent on the amount of U.S. dollars available to Belize banks to execute such transfers. Weakness in the Belize economy and other factors have reduced the amount of U.S. dollars that Belize banks have available for transfer, which limited in prior years and for most of 2018 the amount of funds the Company was able to transfer from CW-Belize. Repatriations of funds from CW-Belize to its parent company amounted to $458,000 and $400,000 for the years ended December 31, 2017 and 2016, respectively, significantly less than the net income and net cash flows CW-Belize generated for those years. With BWSL’s assistance, the Company was able to repatriate approximately $2.75 million in cash from Belize to its bank accounts in the Cayman Islands during the three months ended September 30, 2018 and an additional $1.0 million during the fourth quarter of 2018.

In late December 2018, the Company’s Board of Directors formally approved the sale of CW-Belize to BWSL, and the Company repatriated an additional $1.1 million from CW-Belize during the first week of 2019.

On February 14, 2019, the Company closed the transaction and completed the sale of CW-Belize to BWSL effective January 1, 2019. After adjustments, the final price for CW-Belize was approximately $7.0 million. Pursuant to the sale and purchase agreement, BWSL has paid the Company $6.735 million of the purchase price, with approximately $265,000 being withheld to cover indemnification obligations of the Company under the agreement. The amount withheld is payable by BWSL to the Company on July 1, 2019 to the extent not applied to cover any liabilities of the Company under the agreement.

Summarized financial information for CW-Belize as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 is as follows:

	March 31,	December 31,
	2019	2018
Current assets	$-	$1,959,494
Property, plant and equipment, net	-	725,930
Inventory, non-current	-	356,854
Goodwill	-	379,651
Intangible assets	-	467,575
Other assets	-	14,023
Total assets of discontinued operations	$-	$3,903,527

Total liabilities of discontinued operations	$-	$646,452

	Three Months Ended March 31,
	2019	2018
Revenues	$-	$781,732
Income from operations	-	329,744
Net income	-	327,057
Gain on sale of discontinued operations	3,621,170	-
Depreciation	-	29,053

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

	Three Months Ended March 31, 2019
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$6,686,660	$7,111,313	$100,577	$3,089,974	$16,988,524
Cost of revenues	2,825,604	4,954,591	121,919	2,124,107	10,026,221
Gross profit (loss)	3,861,056	2,156,722	(21,342)	965,867	6,962,303
General and administrative expenses	3,117,278	261,412	485,885	513,459	4,378,034
Gain (loss) on asset dispositions and impairments, net	(2,731)	46,500	-	-	43,769
Income (loss) from operations	$741,047	$1,941,810	$(507,227)	$452,408	2,628,038
Other income, net					260,090
Income before income taxes					2,888,128
Provision for income taxes					48,959
Net income from continuing operations					2,839,169
Income from continuing operations attributable to non-controlling interests					273,908
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					2,565,261
Total income from discontinued operations					3,621,170
Net income attributable to Consolidated Water Co. Ltd. stockholders					$6,186,431

Depreciation and amortization expenses for the three months ended March 31, 2019 for the retail, bulk, services and manufacturing segments were $518,014, $947,689, $1,136 and $277,053, respectively.

	Three Months Ended March 31, 2018
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$6,431,348	$7,446,783	$123,764	$552,768	$14,554,663
Cost of revenues	2,761,554	5,050,336	134,871	438,861	8,385,622
Gross profit (loss)	3,669,794	2,396,447	(11,107)	113,907	6,169,041
General and administrative expenses	3,145,483	236,234	650,636	629,358	4,661,711
Gain (loss) on asset dispositions and impairments, net	(1,340)	-	-	-	(1,340)
Income (loss) from operations	$522,971	$2,160,213	$(661,743)	$(515,451)	1,505,990
Other income, net					147,597
Income before income taxes					1,653,587
(Benefit from) income taxes					(77,388)
Net income from continuing operations					1,730,975
Loss from continuing operations attributable to non-controlling interests					(34,493)
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					1,765,468
Total income from discontinued operations					327,057
Net income attributable to Consolidated Water Co. Ltd. stockholders					$2,092,525

Depreciation and amortization expenses for the three months ended March 31, 2018 for the retail, bulk, services and manufacturing segments were $503,013, $763,547, $7,638 and $399,294, respectively.

	As of March 31, 2019
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$3,005,535	$17,589,889	$1,442,301	$414,443	$22,452,168
Property, plant and equipment, net	$30,193,276	$32,488,494	$13,636	$1,598,664	$64,294,070
Construction in progress	$37,611	$368,669	$-	$-	$406,280
Intangibles, net	$-	$-	$-	$1,667,778	$1,667,778
Goodwill	$1,170,511	$1,948,875	$-	$4,885,211	$8,004,597
Land and rights of way held for development	$-	$-	$24,161,024	$-	$24,161,024
Total segment assets	$64,288,344	$69,561,766	$31,942,450	$15,438,166	$181,230,726

	As of December 31, 2018
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,947,193	$18,480,589	$1,812,838	$987,475	$24,228,095
Property, plant and equipment, net	$24,435,501	$32,820,908	$14,772	$1,609,637	$58,880,818
Construction in progress	$5,437,093	$574,659	$3,291	$-	$6,015,043
Intangibles, net	$-	$-	$-	$1,891,667	$1,891,667
Goodwill	$1,170,511	$1,948,875	$-	$4,885,211	$8,004,597
Land and rights of way held for development	$-	$-	$24,161,024	$-	$24,161,024
Total segment assets	$61,210,879	$67,740,088	$27,406,983	$12,254,121	$168,612,071
Assets of discontinued operations					$3,903,527
Total assets					$172,515,598

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2019	2018
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$2,565,261	$1,765,468
Less: preferred stock dividends	(2,789)	(2,478)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	2,562,472	1,762,990
Total income from discontinued operations	3,621,170	327,057

Net income available to common shares in the determination of basic earnings per common share	$6,183,642	$2,090,047

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,020,344	14,959,259
Plus:

Weighted average number of preferred shares outstanding during the period	33,480	33,084
Potential dilutive effect of unexercised options and unvested stock grants	75,577	122,134

Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,129,401	15,114,477

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

The Company’s equity investment in OC-BVI amounted to $2,604,523 and $2,584,987 as of March 31, 2019 and December 31, 2018, respectively.

Summarized financial information for OC-BVI is as follows:

	March 31,	December 31,
	2019	2018
Current assets	$2,440,488	$2,286,179
Non-current assets	3,785,738	3,859,310
Total assets	$6,226,226	$6,145,489

	March 31,	December 31,
	2019	2018
Current liabilities	$151,498	$132,005
Non-current liabilities	1,061,100	1,048,950
Total liabilities	$1,212,598	$1,180,955

	Three Months Ended March 31,
	2019	2018
Revenues	$760,593	$712,203
Cost of revenues	513,380	260,924
Gross profit	247,213	451,279
General and administrative expenses	186,028	198,503
Income from operations	61,185	252,776
Other income (expense), net	(12,091)	(56,700)
Net income	49,094	196,076
Income attributable to non-controlling interests	18,168	10,935
Net income attributable to controlling interests	$30,926	$185,141

A reconciliation of the beginning and ending balances for the Company’s investment in OC-BVI for the three months ended March 31, 2019 is as follows:

Balance as of December 31, 2018	$2,584,987
Profit-sharing and equity from earnings of OC-BVI	19,536
Distributions received from OC-BVI	-
Balance as of March 31, 2019	$2,604,523

The Company recognized $13,461 and $80,593 in earnings from its equity investment in OC-BVI for the three months ended March 31, 2019 and 2018, respectively. The Company recognized $6,075 and $28,350 in profit-sharing income from its profit-sharing agreement with OC-BVI for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019 and 2018, the Company recognized approximately $100,577 and $123,763, respectively, in revenues from its management services agreement with OC-BVI. Amounts payable by OC-BVI to the Company were $74,442 and $46,746 as of March 31, 2019 and December 31, 2018, respectively.

7. NSC and AdR project development

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, CW-Cooperatief, a 50% interest in NSC, a development stage Mexican company. The Company has since purchased, through the conversion of a loan it made to NSC, additional shares that increased its ownership interest in NSC to 99.99%. NSC was formed to pursue a project (the “Project”) that originally encompassed the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system. As discussed in paragraphs that follow, during 2015 the scope of the Project was defined by the State of Baja California (the “State”) to consist of a first phase consisting of a 50 million gallon per day plant and an aqueduct that connects to the Mexican potable water infrastructure and a second phase consisting of an additional 50 million gallons per day of production capacity.

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

In response to its APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal del Agua de Baja California (“CEA”), the State agency with responsibility for the Project, stating that (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan; and (ii) that the Project should proceed, and the required public tender should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and an aqueduct that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium (the “Consortium”) comprised of NSC, NuWater S.A.P.I. de C.V. (“NuWater”) and Suez Medio Ambiente México, S.A. de C.V. (“Suez MA”), a subsidiary of SUEZ International, S.A.S., submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of the tender process for the Project.

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

In August 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operations and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operations. NSC initially owned 99.6% of the equity of AdR. In February 2018, NSC acquired the remaining 0.4% ownership in AdR from NuWater.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, the Comisión Estatal del Agua de Baja California (“CEA”), the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by July 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct will be transferred to the CEA.

The APP Contract does not become effective until the following remaining open conditions have been met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	various water purchase and sale agreements between the CEA, the payment trusts and the CESPT have been executed;
•	AdR has obtained all rights of way required for the aqueduct; and
•	all debt financing agreements necessary to provide the funding to AdR for the first phase of the Project have been executed.

In December 2016, the Congress of the State of Baja California, Mexico (the “Congress”) passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract and authorized the corresponding public entities to obtain a credit facility to guarantee their payment obligations. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities (the “Financial Discipline Law”). In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress in December 2017. The authorization for the execution of the credit agreement to guarantee the payment obligations of the public entities under the APP Contract given in Decreto #57, as amended by Decreto #168, expired on December 31, 2018. During the congressional session held at the end of March 2019, the Congress passed Decreto #335, which renewed the authorizations for the various payment trusts, guaranties and bank credit lines required to be established for the Project by the State entities. Decreto #335 expires December 31, 2019.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Contract. These changes have adversely impacted the estimated construction, operating and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the consideration (i.e. water tariff) under the APP Contract in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to the CEA requesting the definition of the mechanism required by the APP Contract to update the consideration under the APP Contract for changes in foreign exchange rates, lending rates and certain laws which have impacted the Project. On June 1, 2018, AdR and the CEA executed an amendment to the APP Contract which, among other things, increases the scope of Phase 1 of the Project for including the aqueduct originally designated for Phase 2, and addresses AdR’s concerns regarding the impact on the Project for changes in the exchange rate for the peso relative to the dollar and changes in interest rates that have occurred subsequent to the submission of the Consortium’s bid for the Project. As a result of this amendment to the APP Contract, the final cost of Phase 1 and the related consideration to be charged by AdR under the APP Contract will be determined based upon the bid submitted by the Consortium, the changes set forth in the amendment to the APP Contract and the economic conditions (e.g. interest rates and currency exchange rates) in effect on the financial closing date for Phase 1.

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez MA with the option to purchase 20% of the equity of AdR. If Suez MA does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the additional conditions related to the Project are met, including but not limited to those conditions discussed previously. The aggregate investment to be made by the equity partners in the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project. This Agreement expires on June 30, 2019, unless otherwise extended by mutual agreement of the parties.

In June 2018, AdR and Suez MA executed a contract whereby Suez MA will serve as the engineering, procurement and construction contractor for the Project with such contract becoming effective on the effective date of the APP Contract.

The political environment in Mexico has recently experienced significant changes and the new federal administration has made economic policy announcements focusing on austerity. While the long-term ramifications of such changes and announcements are unknown, in the short-term they have (i) caused certain rating agencies to lower Mexico’s sovereign credit rating, (ii) resulted in a decrease in the value of the Mexico peso and (iii) created uncertainty with respect to the incoming administration’s position on projects and contracts approved by previous administrations. The federal administration has a strong influence on many of the state and local governments and congresses, raising the possibility that the federal government will influence local politics, which could impact the State’s and the CEA’s ability to meet certain conditions required to make the APP Contract effective.

If AdR is ultimately unable to proceed with the Project due to a failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective, or for any other reason, the land NSC has purchased and the right of way deposits it has made may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their carrying values as of March 31, 2019 of approximately $21.1 million and $3.0 million, respectively. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on the Company’s financial condition and results of operations.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $484,000 and $648,000 for the three months ended March 31, 2019 and 2018, respectively. The assets and liabilities of NSC and AdR included in our consolidated balance sheets amounted to approximately $29.1 million and $306,000, respectively, as of March 31, 2019 and approximately $26.2 million and $243,000 respectively, as of December 31, 2018.

Project Litigation

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

On April 5, 2016, NSC filed a motion for reconsideration with the Tecate, Mexico court asking, among other things, that the court; (i) reverse its order to record the pendency of the lawsuit in the public records; (ii) cancel the appointment of the inspector; and (iii) allow NSC to provide a counter-guarantee to suspend the effects of the court’s order regarding the challenged transactions. On April 26, 2016, the Tecate, Mexico court issued an interlocutory judgment; (i) ordering the cancellation of the inscriptions on NSC’s public records; and (ii) rejecting NSC’s motion for cancellation of the appointment of the inspector.

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

The Tijuana Claim is similar to the Tecate Claim in the petitions sought by EWG. In the Tijuana Claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99%, as a consequence of the Option Agreement. EWG requested that the courts, as a preliminary matter; (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. The Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental/public entities involved with the Project, including the registration of the pendency of the lawsuit in certain public records, similarly to the Tecate Claim.

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

Further, on February 26, 2019, the Tenth Civil Judge set the requested guarantee, in the form of a security deposit in the amount of 1,000,000 Mexican pesos, to release the preliminary relief sought by EWG. On March 4, 2019, NSC filed before the Tenth Civil Judge evidence of such security deposit, requesting the release of the mentioned preliminary relief. Due to the recent filing of the security deposit, as of the date hereof, the resolution on the release of the preliminary relief is pending.

On April 12, 2019, the Tenth Civil Judge ruled that the request for arbitration was not applicable under Mexican law.

With respect to the previously mentioned appeals remedy against the preliminary relief, the Tenth Civil Judge requested the posting of a guarantee in the amount of 12,000 Mexican pesos to admit such remedy with suspensive effects that is, preventing the Tijuana Claim from moving forward and releasing the ex-parte preliminary relief, until the appeals remedy is resolved by a superior court within the judiciary branch of the government of the State of Baja California, México. NSC posted the requested guarantee.

Further, on April 12, 2019, the Tenth Civil Judge granted EWG the opportunity to file a counter guarantee in the amount of 1,500,000 Mexican pesos to maintain the ex-parte preliminary relief granted in its favor. With respect to this matter, the Tenth Civil Judge issued a resolution on April 26, 2019 allowing such counter guarantee to be filed in the form of a security deposit or in any other form allowed by the law.

NSC has vigorously opposed the resolution of the Tenth Civil Judge allowing the filing of a counter guarantee through a revocation remedy and an appeals remedy against it. To date, neither of such remedies has been resolved and the Company does not know if EWG has filed the counter guarantee.

CW-Cooperatief has not been officially served with the Tijuana Claim, and AdR has not been notified that it has to appear for such trial. In any event, AdR is only named a third party called to trial, and no claims are made by EWG directly to AdR.

The Company cannot presently determine what impact the resolution of the Tijuana Claim may ultimately have on its ability to complete the Project.

8. Leases

As of January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use ("ROU") asset and lease liability for all leases. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company implemented this new accounting standard using the modified retrospective method for its existing leases, which did not cause any adjustments to prior year financial statements.

The Company elected the package of transition practical expedients available for existing contracts, which allowed it to carry forward its historical assessments of whether contracts are or contain leases, lease classification and determination of initial direct costs. These leases contain both lease and non-lease components, which the Company has elected to treat as a single lease component. The Company elected not to recognize leases that have an original lease term, including reasonably certain renewal or purchase obligations, of twelve months or less in its consolidated balance sheets for all classes of underlying assets. Lease costs for such short-term leases are recognized on a straight-line basis in net income over the lease term.

The Company leases property and equipment under operating leases, primarily land, office and warehouse locations. For leases with terms greater than twelve months, the related asset and obligation are recorded at the present value of lease payments over the term. Many of these leases contain rental escalation clauses which are factored into the determination of lease payments when appropriate. When available, the lease payments are discounted using the rate implicit in the lease; however, the current leases entered into do not provide a readily determinable implicit rate. Therefore, the Company’s incremental borrowing rate is estimated to discount the lease payments based on information available at lease commencement.

The land used by the Company to operate its seawater desalination plants in the Cayman Islands and The Bahamas are owned by the Company or leased to the Company for immaterial annual amounts and are not included in the lease amounts presented on the consolidated balance sheets.

AdR has entered into a lease with an effective term of 20-years from the date of full operation of the Rosarito seawater desalination plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $15,000 per month. The lease is cancellable by AdR should it ultimately not proceed with the project. All lease assets denominated in a foreign currency are measured using the exchange rate at commencement of the lease or the adoption of ASU 2016-02, whichever is later. All lease liabilities denominated in a foreign currency are remeasured using the exchange rate as of March 31, 2019.

Lease assets and liabilities

The following table presents the lease-related assets and liabilities recorded as of March 31, 2019 and their respective location on the consolidated balance sheets:

March 31, 2019
ASSETS
Current
Prepaid expenses and other current assets	$54,740
Noncurrent
Operating lease right-of-use assets	3,409,930
Total lease right-of-use assets	$3,464,670

LIABILITIES
Current
Current maturities of operating leases	$433,560
Noncurrent
Noncurrent operating leases	3,031,110
Total lease liabilities	$3,464,670

Weighted average remaining lease term:
Operating leases	21 years

Weighted average discount rate:
Operating leases	4.39%

The components of lease cost for the three months ended March 31, 2019 were as follows:

Three Months Ended
March 31, 2019
Operating lease costs	$221,131
Short-term lease costs	3,957
Total lease costs	$225,088

Supplemental cash flow information related to leases is as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$218,080

Future lease payments relating to the Company's operating lease liabilities as of March 31, 2019 were as follows:

Years ending December 31,	Total
Remainder of 2019	$649,539
2020	518,243
2021	268,873
2022	184,500
2023	184,500
Thereafter	3,655,430
Total future lease payments	5,461,085
Less: Imputed interest	(1,996,415)
Total lease obligations	3,464,670
Less: Current obligations	(433,560)
Noncurrent lease obligations	$3,031,110

9. Fair value

As of March 31, 2019 and December 31, 2018, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities, the note payable to related party, the demand loan payable and dividends payable approximate their fair values due to the short-term maturities of these instruments. Management considers that the carrying amounts for loans receivable as of March 31, 2019 and December 31, 2018 approximate their fair value as the stated interest rates approximate market rates.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of March 31, 2019 and December 31, 2018.

March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Net asset arising from put/call options	$-	$-	$-	$-

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Net asset arising from put/call options	$-	$-	$24,000	$24,000

The activity for the Level 3 asset for the three months ended March 31, 2019:

Net asset arising from put/call options
Balance as of December 31, 2018(1)	$24,000
Unrealized loss	(24,000)
Balance as of March 31, 2019(1)	$-

(1)	The net asset arising from the put/call options is included in other assets in the accompanying condensed consolidated balance sheets as of December 31, 2018.

10. Contingencies

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license expired in January 2018. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2019 and 2018, the Company generated approximately 39% and 44%, respectively, of its consolidated revenues and 56% and 59%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the WAC to OfReg in May 2017. The Company began license negotiations with OfReg in July 2017 and such negotiations are continuing. The Company has been informed during its retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of its license in a manner that could significantly reduce the operating income and cash flows the Company has historically generated from its retail license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $16.9 million as of March 31, 2019 and $17.6 million as of December 31, 2018. CW-Bahamas received approximately $7.4 million in payments on its accounts receivable in April 2019 and as of April 30, 2019, its accounts receivable balance from the WSC was approximately $11.6 million.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of March 31, 2019, the Company has not provided an allowance for CW-Bahamas’ accounts receivable from the WSC.

If CW-Bahamas continues to be unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations without new funding from its shareholders; (ii) the Company may be required to cease the recognition of revenues on CW-Bahamas’ water supply agreements with the WSC; and (iii) the Company may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on the Company’s results of operations, financial position and cash flows.

11. Impact of recent accounting standards

Adoption of New Accounting Standards:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the guidance relating to the definition of a lease, recognition of lease assets and liabilities on the balance sheet and the related disclosure requirements. In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, which amends the new leasing guidance such that entities may elect not to restate their comparative periods in the period of adoption. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provides an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old leases standard and clarify that new or modified land easements should be evaluated under ASU 2016-02, once an entity has adopted the new standard.

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which addresses issues facing lessors when applying the leases standard such as taxes collected from lessees, certain lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and nonlease components. In March 2019, the FASB issued ASC 2019-01, Leases (Topic 842): Codification Improvements, which amends the new leasing guidance to align the application of fair value by lessors that are not manufacturers or dealers, requires lessors within the scope of Topic 942, Financial Services-Depository and Lending, to present all principal payments received under leases within investment activities on the Statement of Cash Flows and exempts both lessees and lessors from providing certain interim disclosures in the fiscal year in which a company adopts the new leases standard.

The guidance requires lessees to recognize an asset and liability on the balance sheet for all of their lease obligations. Operating leases were previously not recognized on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company adopted the standard using the modified retrospective method for its existing leases and the standard created lease assets and lease liabilities on the consolidated balance sheets.

On January 1, 2019, the Company elected certain practical expedients and carried forward historical conclusions related to (1) contracts that contain leases, (2) existing lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company also applied the practical expedient that allows the Company to elect, as an accounting policy, by asset class, to include both lease and non-lease components as a single component and account for it as a lease. The Company applied the short-term lease exception for lessees which allows the Company to not have to apply the recognition requirements of the new leasing guidance for short-term leases and to recognize lease payments in net income on a straight-line basis over the lease term. The Company also applied the practical expedient related to land easements, allowing it to carry forward its accounting treatment for land easements on existing agreements. The adoption of this new lease standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Effect of newly issued but not yet effective accounting standards:

None.

12. Subsequent events

The current operating agreement for the North Side Water Works (“NSWW”) plant was set to expire in June 2019. Pursuant to a public bidding process, in February 2019 OC-Cayman submitted a bid to operate and maintain this plant for a period of seven years after the current contract expires. In April 2019, the WAC accepted OC-Cayman’s bid for the new agreement, and the WAC and OC-Cayman entered into a new seven-year contract commencing on July l, 2019 for the operation of the NSWW plant. The per gallon price for the water supplied under the new agreement, excluding the pass-through energy component, is approximately 13% less than the price in effect as of March 31, 2019 and December 31, 2018. The remaining terms of the new agreement are substantially consistent with those of the prior NSWW water supply agreement, except that under the new agreement the WAC will pay the energy costs for the operation of this plant directly to the utility company rather than reimburse OC-Cayman for these costs.

The Company evaluated subsequent events through the time of the filing of this report on Form 10-Q. Other than as disclosed in these condensed consolidated financial statements, the Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its condensed consolidated financial statements.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

•	tourism and weather conditions in the areas we serve;
•	the economies of the U.S. and other countries in which we conduct business;
•	our relationships with the governments we serve;
•	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
•	our ability to successfully enter new markets, including Mexico and the United States; and
•	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our 2018 Annual Report on Form 10-K.

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

For the year ended December 31, 2018, we estimated the fair value of our reporting units by applying the discounted cash flow method, the guideline public company method and the mergers and acquisitions method.

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

We also estimated the fair value of each of our reporting units for the year ended December 31, 2018 through reference to the guideline companies and the market multiples implied by guideline merger and acquisition transactions.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings we applied to each method as of December 31, 2018 were as follows:

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

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018 (“2018 Form 10-K”) and the information set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K.

Net income for the three months ended March 31, 2019 was $6,186,431 ($0.41 per share on a fully diluted basis) as compared to $2,092,525 ($0.14 per share on a fully diluted basis) for the three months ended March 31, 2018. These amounts for these periods include both our continuing operations and (as discussed in the following paragraph) our discontinued operations.

In late December 2018, our Board of Directors formally approved the sale of our CW-Belize subsidiary, which was part of our bulk water operations, to Belize Water Services Ltd. (“BWSL”) and on February 14, 2019, we completed the sale (which was effective as of January 1, 2019) of CW-Belize to BWSL. In accordance with U.S. generally accepted accounting principles, the gain we recorded on the sale of CW-Belize in 2019 and CW-Belize’s results of operations for 2018 have been reflected in our consolidated results of operations as discontinued operations. Net income from these discontinued operations for the three months ended March 31, 2019 and 2018 was $3,621,170 ($0.24 per share on a fully diluted basis) and $327,057 ($0.02 per share on a fully diluted basis), respectively.

The following discussion and analysis of our results of operations refers only to our continuing operations.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2019 was $2,565,261 ($0.17 per share on a fully diluted basis), as compared to $1,765,468 ($0.12 per share on a fully diluted basis) for 2018. The significant increase in net income for 2019 is attributable to incremental operating income of approximately $1.1 million.

Total revenues for 2019 increased to $16,988,524 from $14,554,663 in 2018, primarily as a result of our manufacturing segment. Gross profit for 2019 was $6,962,303 (41% of total revenues) as compared to $6,169,041 (42% of total revenues) for 2018. For further discussion of revenues and gross profit see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis declined slightly to $4,378,034 for 2019 as compared to $4,661,711 for 2018.

Results by Segment

Retail Segment:

The retail segment contributed $741,047 to our income from operations for 2019 as compared to $522,971 for 2018.

Revenues generated by our retail water operations grew slightly to $6,686,660 in 2019 from $6,431,348 in 2018. While the volume of water sold by Cayman Water decreased by just under 2% from 2018 to 2019, energy prices were higher in 2019 than in 2018, increasing the energy pass through component of our Cayman Water retail revenues by approximately $246,000.

Retail segment gross profit remained relatively consistent at $3,861,056 (58% of retail revenues) for 2019 as compared to $3,669,794 (57% of retail revenues) for 2018.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained consistent at $3,117,278 for 2019 as compared to $3,145,483 for 2018.

Bulk Segment:

The bulk segment contributed $1,941,810 and $2,160,213 to our income from operations for 2019 and 2018, respectively.

Bulk segment revenues were $7,111,313 and $7,446,783 for 2019 and 2018, respectively. The decrease in bulk revenues from 2018 to 2019 is attributable to OC-Cayman, which experienced a decline in revenues of approximately $326,000 primarily as a result of the new contract (at lower rates) with the Water Authority-Cayman (the “WAC”) for water supplied from the Red Gate and North Sound plants which commenced in February 2019.

The current operating agreement for the North Side Water Works (“NSWW”) plant was set to expire in June 2019. Pursuant to a public bidding process, in February 2019 we submitted our bid to operate and maintain this plant for a period of seven years after the current contract expires. In April 2019, the WAC accepted OC-Cayman’s bid for the new agreement, and the WAC and OC-Cayman entered into a new seven-year contract commencing on July l, 2019 for the operation of the NSWW plant. The per gallon price for the water supplied under the new agreement, excluding the pass-through energy component, is approximately 13% less than the price in effect as of March 31, 2019 and December 31, 2018. The remaining terms of the new agreement are substantially consistent with those of the prior NSWW water supply agreement, except that under the new agreement the WAC will pay the energy costs for the operation of this plant directly to the utility company rather than reimburse OC-Cayman for these costs.

Gross profit for our bulk segment was $2,156,722 (30% of bulk revenues) and $2,396,447 (32% of bulk revenues) for 2019 and 2018, respectively. Gross profit in dollars and as a percentage of revenues decreased in 2019 as compared to 2018 due to an increase in depreciation recorded by CW-Bahamas of approximately $207,000 that results from the refurbishment of CW-Bahamas’ Windsor plant that was completed in late 2018.

Bulk segment G&A expenses remained consistent at $261,412 for 2019 as compared to $236,234 for 2018.

Services Segment:

The services segment incurred losses from operations of ($507,227) and ($661,743) for 2019 and 2018, respectively.

Services segment revenues decreased to $100,577 for 2019 from $123,764 for 2018 due to lower fees generated under our management services agreement with OC-BVI.

The services segment recorded gross losses on revenues of ($21,342) and ($11,107) for 2019 and 2018, respectively, as revenues for these periods were not sufficient to cover operating costs.

G&A expenses for the services segment decreased to $485,885 for 2019 as compared to $650,636 for 2018, reflecting a decrease of approximately $163,000 in our Mexico project development expenses.

Manufacturing Segment:

The manufacturing segment contributed $452,408 to our income from operations in 2019. The manufacturing segment incurred a loss from operations of ($515,451) in 2018.

Manufacturing revenues were $3,089,974 and $552,768 for 2019 and 2018, respectively. Manufacturing revenues increased from 2018 to 2019 due to an increase in the number of orders and expanded project production activity. In addition, a portion of Aerex’s production capacity in 2018 was utilized in the production of various components used by its affiliate, CW-Bahamas, in the refurbishment of CW-Bahamas’ Windsor plant. While the revenues Aerex generated from this work for CW-Bahamas amounted to approximately $700,000 in 2018, such intercompany revenues were eliminated in consolidation for financial reporting purposes.

Manufacturing gross profit was $965,867 (31% of manufacturing revenues) and $113,907 (21% of manufacturing revenues) for 2019 and 2018, respectively. The increases in manufacturing gross profit in dollars and as a percentage of revenues stem from the increase in revenues and production activity.

G&A expenses for the manufacturing segment dropped to $513,459 for 2019 as compared to $629,358 for 2018 as a result of a decrease in the amortization expenses for the intangible assets recorded in connection with the acquisition of Aerex.

FINANCIAL CONDITION

The significant changes in our consolidated balance sheet as of March 31, 2019 as compared to December 31, 2018 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) result from changes in restricted cash, inventory, property, plant and equipment, construction in progress, and lease assets and liabilities.

The restricted cash balance of $1.5 million as of March 31, 2019, represents a certificate of deposit with an original maturity of three months or less, held as security for a $1.5 million standby letter of credit obtained in March 2019.

The increase in current inventory from December 31, 2018 to March 31, 2019 resulted primarily from incremental amounts of raw materials purchased by Aerex to support its increased production activity.

Property, plant and equipment increased approximately $5.4 million, and construction in progress decreased by approximately $5.6 million, from December 31, 2018 to March 31, 2019 as a result of the commissioning of the expanded plant capacity of our Abel Castillo Water Works plant in Grand Cayman in March 2019.

The increase in lease assets and liabilities from December 31, 2018 to March 31, 2019 results from the adoption of ASU 2016-02, Leases (Topic 842), effective January 1, 2019, which required us to recognize right-of-use assets and lease liabilities for all leases.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the last three quarters of 2019 include capital expenditures for our existing operations of approximately $3.3 million, approximately $5.3 million to be expended for NSC's and AdR's project development activities and approximately $1.3 million for dividends payable. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $5.1 million for the year ended December 31, 2018 and approximately $1.3 million for the three months ended March 31, 2019.

In February 2019, our Board approved a $4 million revolving loan facility to Aerex with interest at the rate of 3% per annum, repayable in December 2019. In March 2019, Aerex borrowed $2.5 million under this revolving loan facility and borrowed an additional $1.5 million in April 2019.

As of March 31, 2019, we had cash and cash equivalents of approximately $38.0 million and working capital of approximately $61.8 million. Except for the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2019 and thereafter.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $16.9 million as of March 31, 2019 and $17.6 million as of December 31, 2018. Approximately 75% of the March 31, 2019 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of March 31, 2019, we have not provided an allowance for CW-Bahamas’ accounts receivable from the WSC.

CW-Bahamas received approximately $7.4 million in payments on its accounts receivable in April 2019 and as of April 30, 2019 its accounts receivable balance from the WSC was approximately $11.6 million.

If CW-Bahamas continues to be unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations without new funding from its shareholders; (ii) we may be required to cease the recognition of revenues on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our results of operations, financial position and cash flows.

Discussion of Cash Flows for the Three Months Ended March 31, 2019

Our cash and cash equivalents increased to $38,016,963 as of March 31, 2019 from $31,337,477 as of December 31, 2018.

Cash Flows from Operating Activities

Our operating activities from continuing operations provided cash of $3,693,963. This net cash provided reflects net income generated for the three months ended March 31, 2019, of $6,460,339 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $1,743,892, the gain on sale of CW-Belize of $3,621,170, an increase in inventory of $1,763,168 primarily in the manufacturing segment, and a net decrease in accounts receivable (primarily attributable to CW-Bahamas) of $2,164,609.

Cash Flows from Investing Activities

Net cash provided by our investing activities was $5,781,427. Additions to property, plant and equipment and construction in progress (primarily arising from the refurbishment of the CW-Bahamas’ Windsor plant and the expansion of Cayman Water’s Abel Castillo Water Works plant) used $1,336,022 in cash. These cash outflows were offset by $364,515 in collections on loans receivable from the WAC and $6,706,234 in proceeds from the sale of CW-Belize.

Cash Flows from Financing Activities

Our financing activities used $1,295,904 in net cash, almost all of which related to the payment of dividends.

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license expired in January 2018. Pursuant to the license, Cayman Water had the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2019 and 2018, we generated approximately 39% and 44%, respectively, of our consolidated revenues and 56% and 59%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the WAC to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license. We proposed to OfReg to adjust our rates in January 2019 consistent with the terms of the previous license, however OfReg has communicated that they have deferred any such adjustment until further notice.

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

NSC and AdR project development

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., (“CW-Cooperatief”) a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexican company. We have since purchased, through the conversion of a loan we made to NSC, additional shares that increased our ownership interest in NSC to 99.99%. NSC was formed to pursue a project (the “Project”) encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system. As discussed in the paragraphs that follow, during 2015 the scope of the Project was defined by the State of Baja California (the “State”) to consist of a first phase consisting of a 50 million gallon per day plant and an aqueduct that connects to the Mexican potable water infrastructure and a second phase consisting of an additional 50 million gallons per day of production capacity.

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

In response to its APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal del Agua de Baja California (“CEA”), the State agency with responsibility for the Project, stating that (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan; and (ii) that the Project and accompanying required public tender process should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State has defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and an aqueduct that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium (the “Consortium”) comprised of NSC, NuWater S.A.P.I. de C.V. (“NuWater”) and Suez Medio Ambiente México, S.A. de C.V., (“Suez MA”) a subsidiary of SUEZ International, S.A.S. submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of tender process for the Project.

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

In August 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. NSC initially owned 99.6% of the equity of AdR. In February 2018, NSC acquired the remaining 0.4% ownership in AdR from NuWater.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, the Comisión Estatal del Agua de Baja California (“CEA”), the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by July 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct will be transferred to CEA.

The APP Contract does not become effective until the following remaining open conditions have been met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	various water purchase and sale agreements between the CEA, the payment trusts and the CESPT have been executed;
•	AdR has obtained all rights of way required for the aqueduct; and
•	all debt financing agreements necessary to provide the funding to AdR for the first phase of the Project have been executed.

In December 2016, the Congress of the State of Baja California, Mexico (the “Congress”) passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract and authorized the corresponding public entities to obtain a credit facility to guarantee their payment obligations. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities (the “Financial Discipline Law”). In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress in December 2017. The authorization of the payment obligations of the public entities under the APP Contract given in Decreto #57, as amended by Decreto #168, expired on December 31, 2018. During the congressional session held at the end of March 2019, the Congress passed Decreto #335, which renewed the authorizations for the various payment trusts, guaranties and bank credit lines required to be established for the Project by the State entities. Decreto #335 expires December 31, 2019.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Contract. These changes have adversely impacted the estimated construction, operating and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the consideration (i.e. water tariff) under the APP Contract in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to the CEA requesting the definition of the mechanism required by the APP Contract to update the consideration under the APP Contract for changes in foreign exchange rates, lending rates and certain laws which have impacted the Project. On June 1, 2018, AdR and the CEA executed an amendment to the APP Contract which, among other things, increases the scope of Phase 1 of the Project by including the aqueduct originally designated for Phase 2, and addresses AdR’s concerns regarding the impact on the Project for changes in the exchange rate for the peso relative to the dollar and changes in interest rates that have occurred subsequent to the submission of the Consortium’s bid for the Project. As a result of this amendment to the APP Contract, the final cost of Phase 1 and the related consideration to be charged by AdR under the APP Contract will be determined based upon the bid submitted by the Consortium, the changes set forth in the amendment to the APP Contract and the economic conditions (e.g. interest rates and currency exchange rates) in effect on the financial closing date for Phase 1.

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez MA with the option to purchase 20% of the equity of AdR. If Suez MA does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the additional conditions related to the Project are met, including but not limited to those conditions discussed previously. The aggregate funding to be provided by AdR’s shareholders for the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project. This Agreement expires on June 30, 2019, unless otherwise extended by mutual agreement of the parties.

NSC expects to generate a portion of its funding for AdR through the sale to AdR of the land it has purchased for the Project. Under the terms of the Agreement, Suez MA will design and construct the Project, while a joint venture company between NSC and Suez MA will operate the Project.

In June 2018, AdR and Suez MA executed a contract whereby Suez MA will serve as the engineering, procurement and construction contractor for the Project with such contract becoming effective on the effective date of the APP Contract.

The political environment in Mexico has recently experienced significant changes and the new federal administration has made economic policy announcements focusing on austerity. While the long-term ramifications of such changes and announcements are unknown, in the short-term they have (i) caused certain rating agencies to lower Mexico’s sovereign credit rating, (ii) resulted in a decrease in the value of the Mexico peso and (iii) created uncertainty with respect to the incoming administration’s position on projects and contracts approved by previous administrations. The federal administration has a strong influence on many of the state and local governments and congresses, raising the possibility that the federal government will influence local politics, which could impact the State’s and the CEA’s ability to meet certain conditions required to make the APP Contract effective.

If AdR is ultimately unable to proceed with the Project due to a failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective, or for any other reason, the land NSC has purchased and the right of way deposits it has made may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their carrying values as of March 31, 2019 of approximately $21.1 million and $3.0 million, respectively. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project, could have a material adverse impact on our financial condition and results of operations.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $484,000 and $648,000 for the three months ended March 31, 2019 and 2018, respectively. The assets and liabilities of NSC and AdR included in our consolidated balance sheets amounted to approximately $29.1 million and $306,000, respectively, as of March 31, 2019 and approximately $26.2 million and $243,000 respectively, as of December 31, 2018.

Project Litigation

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

On April 5, 2016, NSC filed a motion for reconsideration with the Tecate, Mexico court asking, among other things, that the court; (i) reverse its order to record the pendency of the lawsuit in the public records; (ii) cancel the appointment of the inspector; and (iii) allow NSC to provide a counter-guarantee to suspend the effects of the court’s order regarding the challenged transactions. On April 26, 2016, the Tecate, Mexico court issued an interlocutory judgment; (i) ordering the cancellation of the inscriptions on NSC’s public records; and (ii) rejecting NSC’s motion for cancellation of the appointment of the inspector.

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

Further, on February 26, 2019, the Tenth Civil Judge set the requested guarantee, in the form of a security deposit in the amount of 1,000,000 Mexican pesos, to release the preliminary relief sought by EWG. On March 4, 2019, NSC filed before the Tenth Civil Judge evidence of such security deposit, requesting the release of the mentioned preliminary relief. Due to the recent filing of the security deposit, as of the date hereof, the resolution on the release of the preliminary relief is pending.

On April 12, 2019, the Tenth Civil Judge ruled that the request for arbitration was not applicable under Mexican law.

With respect to the previously mentioned appeals remedy against the preliminary relief, the Tenth Civil Judge requested the posting of a guarantee in the amount of 12,000 Mexican pesos to admit such remedy with suspensive effects that is, preventing the Tijuana Claim from moving forward and releasing the ex-parte preliminary relief, until the appeals remedy is resolved by a superior court within the judiciary branch of the government of the State of Baja California, México. NSC posted the requested guarantee.

Further, on April 12, 2019, the Tenth Civil Judge granted EWG the opportunity to file a counter guarantee in the amount of 1,500,000 Mexican pesos to maintain the ex-parte preliminary relief granted in its favor. With respect to this matter, the Tenth Civil Judge issued a resolution on April 26, 2019 allowing such counter guarantee to be filed in the form of a security deposit or in any other form allowed by the law.

NSC has vigorously opposed the resolution of the Tenth Civil Judge allowing the filing of a counter guarantee through a revocation remedy and an appeals remedy against it. To date, neither of such remedies has been resolved and the Company does not know if EWG has filed the counter guarantee.

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

Adoption of New Accounting Standards:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the guidance relating to the definition of a lease, recognition of lease assets and liabilities on the balance sheet, and the related disclosure requirements. In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, which amends the new leasing guidance such that entities may elect not to restate their comparative periods in the period of adoption. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) , which provides an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old leases standard and clarify that new or modified land easements should be evaluated under ASU 2016-02, once an entity has adopted the new standard.

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

The guidance requires lessees to recognize an asset and liability on the balance sheet for all of their lease obligations. Operating leases were previously not recognized on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company adopted the standard using the modified retrospective method for its existing leases and the standard created lease assets and lease liabilities on the consolidated balance sheets.

On January 1, 2019, the Company elected certain practical expedients and carried forward historical conclusions related to (1) contracts that contain leases, (2) existing lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company also applied the practical expedient that allows the Company to elect, as an accounting policy, by asset class, to include both lease and non-lease components as a single component and account for it as a lease. The Company applied the short-term lease exception for lessees which allows the Company to not have to apply the recognition requirements of the new leasing guidance for short-term leases and to recognize lease payments in net income on a straight-line basis over the lease term. The Company also applied the practical expedient related to land easements, allowing it to carry forward its accounting treatment for land easements on existing agreements. Based on an analysis the Company has performed, the adoption of this new lease standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Effect of newly issued but not yet effective accounting standards:

None.

Dividends

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2018 to the end of the period covered by this report.

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

On April 5, 2016, NSC filed a motion for reconsideration with the Tecate, Mexico court asking, among other things, that the court; (i) reverse its order to record the pendency of the lawsuit in the public records; (ii) cancel the appointment of the inspector; and (iii) allow NSC to provide a counter-guarantee to suspend the effects of the court’s order regarding the challenged transactions. On April 26, 2016, the Tecate, Mexico court issued an interlocutory judgment; (i) ordering the cancellation of the inscriptions on NSC’s public records; and (ii) rejecting NSC’s motion for cancellation of the appointment of the inspector.

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

Further, on February 26, 2019, the Tenth Civil Judge set the requested guarantee, in the form of a security deposit in the amount of 1,000,000 Mexican pesos, to release the preliminary relief sought by EWG. On March 4, 2019, NSC filed before the Tenth Civil Judge evidence of such security deposit, requesting the release of the mentioned preliminary relief. Due to the recent filing of the security deposit, as of the date hereof, the resolution on the release of the preliminary relief is pending.

On April 12, 2019, the Tenth Civil Judge ruled that the request for arbitration was not applicable under Mexican law.

With respect to the previously mentioned appeals remedy against the preliminary relief, the Tenth Civil Judge requested the posting of a guarantee in the amount of 12,000 Mexican pesos to admit such remedy with suspensive effects that is, preventing the Tijuana Claim from moving forward and releasing the ex-parte preliminary relief, until the appeals remedy is resolved by a superior court within the judiciary branch of the government of the State of Baja California, México. NSC posted the requested guarantee.

Further, on April 12, 2019, the Tenth Civil Judge granted EWG the opportunity to file a counter guarantee in the amount of 1,500,000 Mexican pesos to maintain the ex-parte preliminary relief granted in its favor. With respect to this matter, the Tenth Civil Judge issued a resolution on April 26, 2019 allowing such counter guarantee to be filed in the form of a security deposit or in any other form allowed by the law.

NSC has vigorously opposed the resolution of the Tenth Civil Judge allowing the filing of a counter guarantee through a revocation remedy and an appeals remedy against it. To date, neither of such remedies has been resolved and the Company does not know if EWG has filed the counter guarantee.

CW-Cooperatief has not been officially served with the Tijuana Claim, and AdR has not been notified that it has to appear for such trial. In any event, AdR is only named a third party called to trial, and no claims are made by EWG directly to AdR.

We cannot presently determine what impact the resolution of the Tijuana Claim may ultimately have on our ability to complete the Project.

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our other periodic reports on Form 10-Q and Form 8-K.

Our exclusive license to provide water to retail customers in the Cayman Islands has expired and we are presently unable to predict the outcome of our on-going negotiations for a new license.

In the Cayman Islands, we provide water to retail customers under a license issued in July 1990 by the Cayman Islands government that grants our subsidiary, Cayman Water, the exclusive right to provide water to retail customers within our licensed service area. Pursuant to the license, we had the exclusive right to produce potable water and distribute it by pipeline to our licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended March 31, 2019 and 2018, we generated approximately 39% and 44%, respectively, of our consolidated revenues and 56% and 59%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the Water Authority-Cayman to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license. We proposed to OfReg to adjust our rates in January 2019 consistent with the terms of the previous license, however OfReg has communicated that they have deferred any such adjustment until further notice.

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

We have paid $24.2 million for land, rights of way and equipment and incurred development expenses of approximately $27.9 million to date for a possible project in Mexico. We expect to expend significant additional funds in 2019 to continue to pursue this project. However, we may not be successful in completing this project.

We own 99.99% of NSC, a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of March 31, 2019, our consolidated balance sheet includes purchases for the Project of approximately $24.2 million for land, rights of way and equipment. The Project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, have resulted in additional developmental expenses totaling $27.9 million from 2010 through March 31, 2019.

In August 2014, the State of Baja California (the “State”) enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public-sector authority and a private party that NSC is seeking to complete the Project (the “APP Law”). Pursuant to this new legislation, in November 2015 the State officially commenced a tender process for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium (the “Consortium”) comprised of NSC, NuWater S.A.P.I. de C.V. (“NuWater”) and Suez Medio Ambiente México, S.A. de C.V., (“Suez MA”), a subsidiary of SUEZ International, S.A.S. submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of the tender process for the Project.

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

In August 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that: (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. NSC initially owned 99.6% of the equity of AdR. In February 2018, NSC acquired the remaining 0.4% ownership in AdR from NuWater.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, the Comisión Estatal del Agua de Baja California (“CEA”), the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by July 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueducts will be transferred to CEA.

The APP Contract does not become effective until the following remaining open conditions have been met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	various water purchase and sale agreements between the CEA, the payment trusts and the CESPT have been executed;
•	AdR has obtained all rights of way required for the aqueduct; and
•	all debt financing agreements necessary to provide the funding to AdR for the first phase of the Project have been executed.

In December 2016, the Congress of the State of Baja California, Mexico (the “Congress”) passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract and authorized the corresponding public entities to obtain a credit facility to guarantee their payment obligations. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities (the “Financial Discipline Law”). In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress in December 2017. The authorization of the payment obligations of the public entities under the APP Contract given in Decreto #57, as amended by Decreto #168, expired on December 31, 2018. During the congressional session held at the end of March 2019, the Congress passed Decreto #335, which renewed the authorizations for the various payment trusts, guaranties and bank credit lines required to be established for the Project by the State entities. Decreto #335 expires December 31, 2019.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Contract. These changes have adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the consideration (i.e. water tariff) under the APP Contract in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to the CEA requesting the definition of a mechanism in the APP Contract to update the consideration under the APP Contract for changes in foreign exchange rates, lending rates and certain laws which have impacted the Project. On June 1, 2018, AdR and the CEA executed an amendment to the APP Contract which, among other things, increases the scope of Phase 1 of the Project by including the aqueduct originally designated for Phase 2, and addresses AdR’s concerns regarding the impact on the Project for changes in the exchange rate for the peso relative to the dollar and changes in interest rates that have occurred subsequent to the submission of the Consortium’s bid for the Project. As a result of this amendment to the APP Contract, the final cost of Phase 1 and the related consideration to be charged by AdR under the APP Contract will be determined based upon the bid submitted by the Consortium, the changes set forth in the amendment to the APP Contract and the economic conditions (e.g. interest rates and currency exchange rates) in effect on the financial closing date for Phase 1.

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez MA with the option to purchase 20% of the equity of AdR. If Suez MA does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the additional conditions related to the Project are met, including but not limited to those conditions discussed previously with respect to this risk factor. The aggregate investment to be made by the equity partners in the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project. This Agreement expires on June 30, 2019, unless otherwise extended by mutual agreement of the parties.

NSC expects to generate a portion of its funding for AdR through the sale to AdR of the land it has purchased for the Project. Under the terms of the Agreement, Suez MA will design and construct the Project, while a joint venture company between NSC and Suez MA will operate the Project.

In June 2018, AdR and Suez MA executed a contract whereby Suez MA will serve as the engineering, procurement and construction contractor for the Project with such contract becoming effective on the effective date of the APP Contract.

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

If AdR is ultimately unable to proceed with the Project due to a failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective, or for any other reason, the land NSC has purchased and the right of way deposits it has made may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their carrying values as of March 31, 2019 of approximately $21.1 million and $3.0 million, respectively. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on our financial condition and results of operations.

Periodically, our Bahamas subsidiary experiences substantial delays in the collection of its accounts receivable. As a result, our Bahamas subsidiary could have insufficient liquidity to continue operations, and our consolidated results of operations could be materially adversely affected.

CW-Bahamas’ accounts receivable balances due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $16.9 million as of March 31, 2019 and $17.6 million as of December 31, 2018. Approximately 75% of the March 31, 2019 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of March 31, 2019, we have not provided an allowance for CW-Bahamas’ accounts receivable from the WSC.

CW-Bahamas received approximately $7.4 million in payments on its accounts receivable in April 2019 and as of April 30, 2019 its accounts receivable balance from the WSC was approximately $11.6 million.

If CW-Bahamas continues to be unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations without new funding from its shareholders; (ii) we may be required to cease the recognition of revenues on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our results of operations, financial position and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2019.

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

Date: May 10, 2019

