Form 10-Q
period 2019-06-30
Consolidated Water Co. Ltd.
filed 2019-08-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, 15,027,574 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$41,878,723	$31,337,477
Restricted cash	1,505,679	-
Accounts receivable, net	20,190,787	24,228,095
Inventory	3,764,169	2,232,721
Prepaid expenses and other current assets	675,931	1,035,796
Current portion of loans receivable	-	734,980
Costs and estimated earnings in excess of billings	3,451,517	835,669
Current assets of discontinued operations	-	1,959,494
Total current assets	71,466,806	62,364,232
Property, plant and equipment, net	62,951,715	58,880,818
Construction in progress	661,062	6,015,043
Inventory, non-current	4,417,302	4,545,198
Investment in OC-BVI	2,127,099	2,584,987
Goodwill	8,004,597	8,004,597
Land and rights of way held for development	24,161,024	24,161,024
Intangible assets, net	1,499,444	1,891,667
Operating lease right-of-use assets	4,590,492	-
Other assets	2,079,668	2,123,999
Long-term assets of discontinued operations	-	1,944,033
Total assets	$181,959,209	$172,515,598

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,779,028	$4,570,641
Accrued compensation	853,782	1,286,468
Dividends payable	1,290,174	1,286,493
Current maturities of operating leases	647,782	-
Billings in excess of costs and estimated earnings	-	109,940
Current liabilities of discontinued operations	-	646,452
Total current liabilities	5,570,766	7,899,994
Deferred tax liability	540,966	659,874
Noncurrent operating leases	4,036,684	-
Other liabilities	75,000	199,827
Total liabilities	10,223,416	8,759,695
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 40,120 and 34,796 shares, respectively	24,072	20,878
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,020,344 and 14,982,906 shares, respectively	9,012,206	8,989,744
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	87,534,435	87,211,953
Retained earnings	65,400,272	59,298,161
Cumulative translation adjustment	-	(549,555)
Total Consolidated Water Co. Ltd. stockholders' equity	161,970,985	154,971,181
Non-controlling interests	9,764,808	8,784,722
Total equity	171,735,793	163,755,903
Total liabilities and equity	$181,959,209	$172,515,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$18,305,260	$15,064,066	$35,293,784	$29,618,729
Total cost of revenues	10,752,511	8,879,847	20,778,732	17,265,469
Gross profit	7,552,749	6,184,219	14,515,052	12,353,260
General and administrative expenses	4,994,992	4,446,969	9,373,026	9,108,680
Gain (loss) on asset dispositions and impairments, net	397,301	(650)	441,070	(1,990)
Income from operations	2,955,058	1,736,600	5,583,096	3,242,590

Other income (expense):
Interest income	140,467	170,102	290,652	331,223
Interest expense	(1,482)	(2,876)	(1,482)	(4,630)
Profit-sharing income from OC-BVI	2,025	56,700	8,100	85,050
Equity in the earnings (losses) of OC-BVI	(24,949)	157,483	(11,488)	238,076
Net unrealized gain (loss) on put/call options	-	84,000	(24,000)	(122,000)
Other	(65,728)	(153,377)	48,641	(68,090)
Other income, net	50,333	312,032	310,423	459,629
Income before income taxes	3,005,391	2,048,632	5,893,519	3,702,219
Provision for (benefit from) income taxes	64,233	(48,878)	113,192	(126,266)
Net income from continuing operations	2,941,158	2,097,510	5,780,327	3,828,485
Income from continuing operations attributable to non-controlling interests	464,896	208,692	738,804	174,199
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	2,476,262	1,888,818	5,041,523	3,654,286
Gain on sale of discontinued operations	-	-	3,621,170	-
Net income from discontinued operations	-	299,375	-	626,432
Total income from discontinued operations	-	299,375	3,621,170	626,432
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,476,262	$2,188,193	$8,662,693	$4,280,718

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.16	$0.13	$0.34	$0.25
Discontinued operations	-	0.02	0.24	0.04
Basic earnings per share	$0.16	$0.15	$0.58	$0.29

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.16	$0.12	$0.33	$0.24
Discontinued operations	-	0.02	0.24	0.04
Diluted earnings per share	$0.16	$0.14	$0.57	$0.28

Dividends declared per common and redeemable preferred shares	$0.085	$0.085	$0.17	$0.17

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,020,344	14,959,309	15,020,344	14,959,284
Diluted earnings per share	15,130,778	15,117,726	15,130,071	15,116,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Cumulative translation	Non- controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	adjustment	interests	equity
Balance as of December 31, 2018	34,796	$20,878	14,982,906	$8,989,744	$87,211,953	$59,298,161	$(549,555)	$8,784,722	$163,755,903
Issue of share capital	-	-	26,864	16,118	62,731	-	-	-	78,849
Buyback of preferred stock	(1,983)	(1,190)	-	-	(16,605)	-	-	-	(17,795)
Net income	-	-	-	-	-	6,186,431	-	273,908	6,460,339
Dividends declared	-	-	-	-	-	(1,280,223)	-	-	(1,280,223)
Stock-based compensation	-	-	-	-	77,213	-	-	-	77,213
Balance as of March 31, 2019	32,813	19,688	15,009,770	9,005,862	87,335,292	64,204,369	(549,555)	9,058,630	169,074,286
Issue of share capital	7,293	4,376	10,574	6,344	70,339	-	-	-	81,059
Buyback of preferred stock	(691)	(415)	-	-	(5,886)	-	-	-	(6,301)
Net income	-	-	-	-	-	2,476,262	-	464,896	2,941,158
Exercise of options	705	423	-	-	6,700	-	-	-	7,123
Dividends declared	-	-	-	-	-	(1,280,359)	-	-	(1,280,359)
Sale of CW-Bali	-	-	-	-	-	-	549,555	241,282	790,837
Stock-based compensation	-	-	-	-	127,990	-	-	-	127,990
Balance as of June 30, 2019	40,120	$24,072	15,020,344	$9,012,206	$87,534,435	$65,400,272	$-	$9,764,808	$171,735,793

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Cumulative translation	Non- controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	adjustment	interests	equity
Balance as of December 31, 2017	33,488	$20,093	14,918,869	$8,951,321	$86,405,387	$53,105,196	$(549,555)	$8,088,935	$156,021,377
Issue of share capital	-	-	39,986	23,991	34,383	-	-	-	58,374
Conversion of preferred stock	(454)	(273)	454	273	-	-	-	-	-
Net income	-	-	-	-	-	2,092,525	-	(34,493)	2,058,032
Dividends declared	-	-	-	-	-	(1,275,961)	-	-	(1,275,961)
Stock-based compensation	-	-	-	-	103,521	-	-	-	103,521
Balance as of March 31, 2018	33,034	19,820	14,959,309	8,975,585	86,543,291	53,921,760	(549,555)	8,054,442	156,965,343
Issue of share capital	7,409	4,446	-	-	53,929	-	-	-	58,375
Net income	-	-	-	-	-	2,188,193	-	208,692	2,396,885
Exercise of options	590	354	-	-	5,381	-	-	-	5,735
Dividends declared	-	-	-	-	-	(1,274,350)	-	-	(1,274,350)
Stock-based compensation	-	-	-	-	114,944	-	-	-	114,944
Balance as of June 30, 2018	41,033	$24,620	14,959,309	$8,975,585	$86,717,545	$54,835,603	$(549,555)	$8,263,134	$158,266,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities - continuing operations	$8,552,481	$(2,422,527)
Net cash used in operating activities - discontinued operations	-	317,373
Net cash provided by (used in) operating activities	8,552,481	(2,105,154)

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(1,816,397)	(8,727,473)
Proceeds from asset dispositions	443,500	11,190
Proceeds from sale of CW-Belize, net of cash provided	6,706,234	-
Collections on loans receivable	734,980	688,888
Payments for land and rights of way held for development	-	(25,152)
Net cash provided by (used in) investing activities	6,068,317	(8,052,547)

Cash flows from financing activities
Dividends paid to common shareholders	(2,553,942)	(2,543,807)
Dividends paid to preferred shareholders	(2,958)	(2,846)
Issuance (repurchase) of redeemable preferred stock	(24,096)	5,735
Proceeds received from exercise of stock options	7,123	-
Payments on note payable to related party	-	(392,000)
Net cash used in financing activities	(2,573,873)	(2,932,918)
Net increase (decrease) in cash and cash equivalents and restricted cash	12,046,925	(13,090,619)
Cash and cash equivalents and restricted cash at beginning of period	31,337,477	45,482,966
Cash and cash equivalents and restricted cash at end of period	$43,384,402	$32,392,347

Cash and cash equivalents at end of period	41,878,723	32,392,347
Restricted cash at end of period	1,505,679	-
Cash and cash equivalents and restricted cash at end of period	$43,384,402	$32,392,347

Interest paid in cash	$1,482	$6,539

Non-cash investing and financing activities
Issuance of 7,293 and 7,409, respectively, shares of redeemable preferred stock for services rendered	$100,935	$96,317
Issuance of 37,438 and 39,986, respectively, shares of common stock for services rendered	$447,416	$441,162
Conversion (on a one-to-one basis) of 0 and 454, respectively, shares of redeemable preferred stock to common stock	$-	$272
Dividends declared but not paid	$1,280,139	$1,275,030
Transfers from inventory to property, plant and equipment and construction in progress	$223,136	$192,748
Transfers from construction in progress to property, plant and equipment	$6,916,301	$354,771
Transfers from other assets to construction in progress	$-	$1,253,299
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,850,902	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) supply water and provide water-related products and services to customers in the Cayman Islands, The Commonwealth of The Bahamas, the British Virgin Islands, and the United States. The Company produces potable water from seawater using reverse osmosis technology and sells this water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are determined by the terms of a retail license and bulk water supply contracts which provide for adjustments based upon the movement in the government price indices specified in the license and contracts as well as monthly adjustments for changes in the cost of energy. The Company also manufactures and services a wide range of products and provides design, engineering, management, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment.

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

Net foreign currency gains (losses) arising from transactions and re-measurements were ($45,666) and ($140,484) for the three months ended June 30, 2019 and 2018, respectively, and $12,035 and ($34,242) for the six months ended June 30, 2019 and 2018, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents and restricted cash: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of June 30, 2019 and December 31, 2018 include $16.2 million and $8.4 million, respectively, of certificates of deposits with an original maturity of three months or less.

The restricted cash balance of approximately $1.5 million as of June 30, 2019, represents a certificate of deposit with an original maturity of three months or less, held as security for a $1.5 million standby letter of credit obtained in March 2019.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. As of June 30, 2019, the equivalent United States dollar cash balances for deposits held in The Bahamas were approximately $10.5 million.

Revenue recognition: Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenues disaggregated by revenue source (unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Retail revenues	$6,983,515	$6,268,023	$13,670,175	$12,699,371
Bulk revenues	6,941,051	7,680,701	14,052,364	15,127,484
Services revenues	90,792	122,912	191,369	246,676
Manufacturing revenues	4,289,902	992,430	7,379,876	1,545,198
Total revenues	$18,305,260	$15,064,066	$35,293,784	$29,618,729

Retail revenues

The Company produces and supplies water to end-users, including residential, commercial and governmental customers in the Cayman Islands under an exclusive retail license issued to Cayman Water by the Cayman Islands government to provide water in two of the three most populated and rapidly developing areas on Grand Cayman Island. Customers are billed on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. In 2019 and 2018, bad debts represented less than 1% of the Company’s total retail sales.

The Company recognizes revenues from water sales at the time water is supplied to the customer’s facility or storage tank. The amount of water supplied is determined and invoiced based upon water meter readings performed at the end of each month. All retail water contracts are month-to-month contracts and revenue is recognized in the amount to which the Company has a right to invoice.

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

3. Discontinued operations - CW-Belize

During the quarter ended September 30, 2018, the Company signed a non-binding Memorandum of Understanding (“MOU”) with Belize Water Services Ltd. (“BWSL”) with respect to the potential sale of Consolidated Water (Belize) Limited (“CW-Belize”) to BWSL. The Company was not otherwise considering a sale of CW-Belize, so as an incentive for the Company to consider this proposed transaction, BWSL promised in the MOU to facilitate both the conversion from Belize dollars to U.S. dollars and the subsequent repatriation of all cash balances CW-Belize had on deposit in Belize. Transfers of funds held by CW-Belize to its parent company, which were accomplished by means of conversion of Belize dollars into U.S. dollars, required the approval of the Central Bank of Belize and were dependent on the amount of U.S. dollars available to Belize banks to execute such transfers. Weakness in the Belize economy and other factors have reduced the amount of U.S. dollars that Belize banks have available for transfer, which limited for most of 2018 and in prior years the amount of funds the Company was able to transfer from CW-Belize. Repatriations of funds from CW-Belize to its parent company amounted to $458,000 and $400,000 for the years ended December 31, 2017 and 2016, respectively, significantly less than the net income and net cash flows CW-Belize generated for those years. With BWSL’s assistance, the Company was able to repatriate approximately $2.75 million in cash from Belize to its bank accounts in the Cayman Islands during the three months ended September 30, 2018 and an additional $1.0 million during the fourth quarter of 2018.

In late December 2018, the Company’s Board of Directors formally approved the sale of CW-Belize to BWSL, and the Company repatriated an additional $1.1 million from CW-Belize during the first week of 2019.

On February 14, 2019, the Company closed the transaction and completed the sale of CW-Belize to BWSL effective January 1, 2019. After adjustments, the final price for CW-Belize was approximately $7.0 million. Pursuant to the sale and purchase agreement, BWSL has paid the Company $6.735 million of the purchase price, with approximately $265,000 being withheld to cover indemnification obligations of the Company under the agreement. The amount withheld is payable by BWSL to the Company during the third quarter of fiscal 2019 to the extent not applied to cover any liabilities of the Company under the agreement.

Summarized financial information for CW-Belize as of June 30, 2019 and December 31, 2018 and for the three months and six months ended June 30, 2019 and 2018 is as follows:

	June 30,	December 31,
	2019	2018
Current assets	$-	$1,959,494
Property, plant and equipment, net	-	725,930
Inventory, non-current	-	356,854
Goodwill	-	379,651
Intangible assets	-	467,575
Other assets	-	14,023
Total assets of discontinued operations	$-	$3,903,527

Total liabilities of discontinued operations	$-	$646,452

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$-	$808,149	$-	$1,589,881
Income from operations	-	304,109	-	633,853
Net income	-	299,375	-	626,432
Gain on sale of discontinued operations	-	-	3,621,170	-
Depreciation	-	28,926	-	57,979

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

	Three Months Ended June 30, 2019
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$6,983,515	$6,941,051	$90,792	$4,289,902	$18,305,260
Cost of revenues	2,982,758	4,768,122	45,094	2,956,537	10,752,511
Gross profit	4,000,757	2,172,929	45,698	1,333,365	7,552,749
General and administrative expenses	3,405,421	344,971	779,882	464,718	4,994,992
Gain on asset dispositions and impairments, net	397,301	-	-	-	397,301
Income (loss) from operations	$992,637	$1,827,958	$(734,184)	$868,647	2,955,058
Other income, net					50,333
Income before income taxes					3,005,391
Provision for income taxes					64,233
Net income from continuing operations					2,941,158
Income from continuing operations attributable to non-controlling interests					464,896
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					2,476,262
Total income from discontinued operations					-
Net income attributable to Consolidated Water Co. Ltd. stockholders					$2,476,262

Depreciation and amortization expenses for the three months ended June 30, 2019 for the retail, bulk, services and manufacturing segments were $615,363, $976,437, $1,137 and $215,713, respectively.

	Three Months Ended June 30, 2018
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$6,268,023	$7,680,701	$122,912	$992,430	$15,064,066
Cost of revenues	2,722,650	5,397,449	104,069	655,679	8,879,847
Gross profit	3,545,373	2,283,252	18,843	336,751	6,184,219
General and administrative expenses	2,874,517	297,863	665,738	608,851	4,446,969
(Loss) on asset dispositions and impairments, net	(650)	-	-	-	(650)
Income (loss) from operations	$670,206	$1,985,389	$(646,895)	$(272,100)	1,736,600
Other income, net					312,032
Income before income taxes					2,048,632
Benefit from income taxes					(48,878)
Net income from continuing operations					2,097,510
Income from continuing operations attributable to non-controlling interests					208,692
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					1,888,818
Total income from discontinued operations					299,375
Net income attributable to Consolidated Water Co. Ltd. stockholders					$2,188,193

Depreciation and amortization expenses for the three months ended June 30, 2018 for the retail, bulk, services and manufacturing segments were $504,616, $763,490, $7,639 and $399,426, respectively.

	Six Months Ended June 30, 2019
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$13,670,175	$14,052,364	$191,369	$7,379,876	$35,293,784
Cost of revenues	5,808,362	9,722,713	167,013	5,080,644	20,778,732
Gross profit	7,861,813	4,329,651	24,356	2,299,232	14,515,052
General and administrative expenses	6,522,699	606,383	1,265,767	978,177	9,373,026
Gain on asset dispositions and impairments, net	394,570	46,500	-	-	441,070
Income (loss) from operations	$1,733,684	$3,769,768	$(1,241,411)	$1,321,055	5,583,096
Other income, net					310,423
Income before income taxes					5,893,519
Provision for income taxes					113,192
Net income from continuing operations					5,780,327
Income from continuing operations attributable to non-controlling interests					738,804
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					5,041,523
Net income from discontinued operations					3,621,170
Net income attributable to Consolidated Water Co. Ltd. stockholders					$8,662,693

Depreciation and amortization expenses for the six months ended June 30, 2019 for the retail, bulk, services and manufacturing segments were $1,133,377, $1,924,126, $2,273 and $492,766, respectively.

	Six Months Ended June 30, 2018
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$12,699,371	$15,127,484	$246,676	$1,545,198	$29,618,729
Cost of revenues	5,484,204	10,447,785	238,940	1,094,540	17,265,469
Gross profit	7,215,167	4,679,699	7,736	450,658	12,353,260
General and administrative expenses	5,959,363	594,734	1,316,374	1,238,209	9,108,680
(Loss) on asset dispositions and impairments, net	(1,990)	-	-	-	(1,990)
Income (loss) from operations	$1,253,814	$4,084,965	$(1,308,638)	$(787,551)	3,242,590
Other income, net					459,629
Income before income taxes					3,702,219
Benefit from income taxes					(126,266)
Net income from continuing operations					3,828,485
Income from continuing operations attributable to non-controlling interests					174,199
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					3,654,286
Net income from discontinued operations					626,432
Net income attributable to Consolidated Water Co. Ltd. stockholders					$4,280,718

Depreciation and amortization expenses for the six months ended June 30, 2018 for the retail, bulk, services and manufacturing segments were $1,007,629, $1,527,037, $15,277 and $798,720, respectively.

	As of June 30, 2019
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$3,149,756	$13,782,607	$1,494,163	$1,764,261	$20,190,787
Property, plant and equipment, net	$29,793,712	$31,594,218	$12,500	$1,551,285	$62,951,715
Construction in progress	$212,883	$442,229	$-	$5,950	$661,062
Intangibles, net	$-	$-	$-	$1,499,444	$1,499,444
Goodwill	$1,170,511	$1,948,875	$-	$4,885,211	$8,004,597
Land and rights of way held for development	$-	$-	$24,161,024	$-	$24,161,024
Total segment assets	$63,962,018	$68,264,136	$32,476,525	$17,256,530	$181,959,209

	As of December 31, 2018
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,947,193	$18,480,589	$1,812,838	$987,475	$24,228,095
Property, plant and equipment, net	$24,435,501	$32,820,908	$14,772	$1,609,637	$58,880,818
Construction in progress	$5,437,093	$574,659	$3,291	$-	$6,015,043
Intangibles, net	$-	$-	$-	$1,891,667	$1,891,667
Goodwill	$1,170,511	$1,948,875	$-	$4,885,211	$8,004,597
Land and rights of way held for development	$-	$-	$24,161,024	$-	$24,161,024
Total segment assets	$61,210,879	$67,740,088	$27,406,983	$12,254,121	$168,612,071
Assets of discontinued operations					$3,903,527
Total assets					$172,515,598

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$2,476,262	$1,888,818	$5,041,523	$3,654,286
Less: preferred stock dividends	(3,410)	(3,488)	(6,199)	(6,296)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	2,472,852	1,885,330	5,035,324	3,647,990
Total income from discontinued operations	-	299,375	3,621,170	626,432
Net income available to common shares in the determination of basic earnings per common share	$2,472,852	$2,184,705	$8,656,494	$4,274,422

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,020,344	14,959,309	15,020,344	14,959,284
Plus:
Weighted average number of preferred shares outstanding during the period	34,183	34,442	33,834	33,767
Potential dilutive effect of unexercised options and unvested stock grants	76,251	123,975	75,893	123,661
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,130,778	15,117,726	15,130,071	15,116,712

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

The Company’s equity investment in OC-BVI amounted to $2,127,099 and $2,584,987 as of June 30, 2019 and December 31, 2018, respectively.

Summarized financial information for OC-BVI is as follows:

	June 30, 2019	December 31, 2018
Current assets	$1,306,471	$2,286,179
Non-current assets	3,684,922	3,859,310
Total assets	$4,991,393	$6,145,489

	June 30, 2019	December 31, 2018
Current liabilities	$93,584	$132,005
Non-current liabilities	822,150	1,048,950
Total liabilities	$915,734	$1,180,955

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$794,382	$717,434	$1,554,975	$1,429,637
Cost of revenues	589,734	273,228	1,103,114	534,152
Gross profit	204,648	444,206	451,861	895,485
General and administrative expenses	238,567	218,421	424,595	416,924
Income (loss) from operations	(33,919)	225,785	27,266	478,561
Other income (expense), net	(4,050)	154,466	(16,141)	97,766
Net income (loss)	(37,969)	380,251	11,125	576,327
Income attributable to non-controlling interests	19,347	18,472	37,515	29,407
Net income (loss) attributable to controlling interests	$(57,316)	$361,779	$(26,390)	$546,920

A reconciliation of the beginning and ending balances for the Company’s investment in OC-BVI for the six months ended June 30, 2019 is as follows:

Balance as of December 31, 2018	$2,584,987
Profit-sharing and equity from (losses) of OC-BVI	(3,388)
Distributions received from OC-BVI	(454,500)
Balance as of June 30, 2019	$2,127,099

The Company recognized ($24,949) and $157,483 in earnings (losses) from its equity investment in OC-BVI for the three months ended June 30, 2019 and 2018, respectively, and ($11,488) and $238,076 for the six months ended June 30, 2019 and 2018, respectively. The Company recognized $2,025 and $56,700 in profit sharing income from its profit-sharing agreement with OC-BVI for the three months ended June 30, 2019 and 2018, respectively, and $8,100 and $85,050 for the six months ended June 30, 2019 and 2018, respectively.

For the three months ended June 30, 2019 and 2018, the Company recognized $90,792 and $122,912, respectively, in revenues from its management services agreement with OC-BVI. For the six months ended June 30, 2019 and 2018, the Company recognized $191,369 and $246,676, respectively, in revenues from its management services agreement with OC-BVI. Amounts payable by OC-BVI to the Company were $78,942 and $46,746 as of June 30, 2019 and December 31, 2018, respectively.

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

In November 2012, NSC entered into a lease with an effective term of 20-years from the date of full operation of the Project’s desalination plant, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $30,000 every two months. This lease may be cancelled by NSC should NSC ultimately not proceed with the Project.

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

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, the Comisión Estatal del Agua de Baja California (“CEA”), the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by January 2025. The APP Contract further requires AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct will be transferred to the CEA.

The APP Contract does not become effective until the following remaining open conditions (among others) have been met:

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

Following their issuances, the following legal proceedings were initiated against Decretos #168 and #335:

(a) Amparo trial against Decreto #168 initiated by certain individuals in June 2018. Both the provisional and definitive suspensions of the effects of Decreto #168 requested by these claimants were denied by the Third District Court in Tijuana. As such, the effects of Decreto #168 have not been suspended. Even though NSC was named as an interested third party, it was not notified of this procedure until June 2019. Following such notification, NSC filed a writ, stating that it is not an interested third party to this trial, as NSC is not a party to the APP Contract. Further, NSC stated that, as mentioned in Decreto #168 itself, and the amparo lawsuit, AdR could be an interested third party, and therefore, the appropriate interested third party called to trial. The constitutional hearing (final hearing) in this proceeding was held on June 21, 2019, without AdR being called to trial. On July 31, 2019, this proceeding was dismissed. However, the claimants have the right to file a remedy against this dismissal within 10 business days following notification of the dismissal resolution.

(b) Amparo trial against Decreto #335, filed by a certain congressman and his alternate in April 2019. Given that neither AdR nor NSC are parties to this action, based on publicly available information the Company understands that in April 2019, a congressman of the Congress and his alternate filed this claim, stating that there are no interested third parties in this trial. Both the provisional and definitive suspensions of the effects of Decreto #335 requested by claimants, were denied by the Sixth District Court in Mexicali. As such, the effects of Decreto #335 have not been suspended. On July 31, 2019, this proceeding was dismissed. However, the claimants have the right to file a remedy against this dismissal within 10 business days following notification of the dismissal resolution.

(c) Amparo trial against Decreto #335, filed by certain individuals that allegedly form part of local chambers of commerce (Consejo Coordinador Empresarial) in May 2019. Pursuant to publicly available information and given that NSC is not a party to this trial, and that AdR has not been notified of it (albeit apparently having been named as an interested third party), the Company understands that on May 2019, a resolution dismissing the claim was issued. Further, pursuant to publicly available information, the claimants in this proceeding filed a remedy against the mentioned dismissal, which was resolved favorably to claimants by a superior court, therefore forcing the admission of this amparo claim by the lower court. However, to date the lower court has not admitted the amparo trial.

(d) Constitutionality challenge (Acción de Inconstitucionalidad) against Decreto #335, filed by certain congresspersons in May 2019. Based on publicly available information, the Company understands that in May 2019, certain congresspersons filed this constitutionality challenge against Decreto #335. This challenge has yet to be resolved.

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

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez MA with the option to purchase 20% of the equity of AdR. If Suez MA does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the additional conditions related to the Project are met, including but not limited to those conditions discussed previously. The aggregate investment to be made by the equity partners in the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project. This Agreement was scheduled to expire on June 30, 2019 but has been extended to December 31, 2019.

In June 2018, AdR and Suez MA executed a contract whereby Suez MA will serve as the engineering, procurement and construction contractor for the Project with such contract becoming effective on the effective date of the APP Contract.

If AdR is ultimately unable to proceed with the Project due to a failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective, or for any other reason, the land NSC has purchased and the right of way deposits it has made may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their carrying values as of June 30, 2019 of approximately $24.2 million. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on the Company’s financial condition and results of operations.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $779,000 and $664,000 for the three months ended June 30, 2019 and 2018, respectively, and $1,263,000 and $1,312,000 for the six months ended June 30, 2019 and 2018, respectively. The assets and liabilities of NSC and AdR included in the Company’s consolidated balance sheets amounted to approximately $29.1 million and $394,000, respectively, as of June 30, 2019 and approximately $26.2 million and $243,000 respectively, as of December 31, 2018.

Project Litigation

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to an individual (the “individual shareholder”). In February 2012, CW-Cooperatief paid $300,000 to enter into an agreement (the “Option Agreement”) that provided it with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder for a price of $1.0 million along with an immediate usufruct and power of attorney to vote those shares. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, the Company indirectly acquired 99.99% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required CW-Cooperatief to transfer or otherwise cause the individual shareholder to acquire, for a total price of $1 (regardless of their par or market value), shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement (causing the individual shareholder’s 25% ownership interest in NSC to be decreased); and (ii) CW-Cooperatief did not exercise its share purchase option by February 7, 2014. CW-Cooperatief exercised its option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

In January 2018, EWG initiated an ordinary mercantile claim against the individual shareholder, NSC and CW-Cooperatief, (with AdR being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”).

In this claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99% as a consequence of the Option Agreement. EWG requested that the courts, as a preliminary matter; (a) suspend the effectiveness of the challenged transactions; (b) order certain public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. The Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental and public entities involved with the Project, including the registration of the pendency of the lawsuit in certain public records.

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

On October 16, 2018, NSC was served with the claim. On November 7, 2018, NSC filed a legal response to the claim, vigorously opposing the claims made by EWG. In addition to such legal response, NSC filed (i) a request to submit the claim to arbitration, based on certain provisions of the by-laws of NSC, (ii) an appeal remedy against the preliminary relief, and (iii) a request for the setting of a guarantee to release the preliminary relief granted in favor of EWG. Neither the request for arbitration nor the appeal have been resolved.

On February 26, 2019, the Tenth Civil Judge acknowledged the filing of the legal response, the request to submit to arbitration, and the appeals remedy, granting EWG a period of three business days to, among others, state what it deemed convenient to its interest. However, to date, no resolution on such matters has been issued.

Further, on February 26, 2019, the Tenth Civil Judge set the requested guarantee, in the form of a security deposit in the amount of 1,000,000 Mexican pesos, to release the preliminary relief sought by EWG. On March 4, 2019, NSC filed before the Tenth Civil Judge evidence of such security deposit, requesting the release of the mentioned preliminary relief. Due to the recent filing of the security deposit, the resolution on the release of the preliminary relief is pending.

On April 12, 2019, the Tenth Civil Judge ruled that the request for arbitration was not applicable under Mexican law. On May 17, 2019, NSC filed an amparo (i.e. constitutional) claim against this ruling that has not yet been resolved.

With respect to the previously mentioned appeals remedy against the preliminary relief, the Tenth Civil Judge requested the posting of a guarantee in the amount of 12,000 Mexican pesos to admit such remedy with suspensive effects that is, preventing the claim from moving forward and releasing the ex-parte preliminary relief, until the appeals remedy is resolved by a superior court within the judiciary branch of the government of the State of Baja California, México. NSC posted the requested guarantee.

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

NSC has vigorously opposed the resolution of the Tenth Civil Judge allowing the filing of a counter guarantee through the filing of a revocation remedy and an appeals remedy against it. To date, neither of such remedies has been resolved and the Company does not know if EWG has filed the counter guarantee.

Despite the posting of the previously mentioned 1,000,000 Mexican pesos guarantee, the Tenth Civil Judge failed to make her resolution effective, which would thereby rescind the previously mentioned preliminary relief granted to EWG. Consequently, on June 19, 2019, NSC Agua filed before the Public Registry of Property of Baja California a cancellation request of the provisional lien and the preventive annotation recorded against NSC’s property in the public real estate records. On June 24, 2019, the Public Registry of Property of Baja California issued an encumbrances cancellation resolution, approving the release of the provisional lien and the preventive annotation recorded against NSC’s property in the public real estate records. Such encumbrances cancellation resolution was registered before the Public Registry of Property of Playas de Rosarito on June 25, 2019. On June 26, 2019, the Public Registry of Property of Playas de Rosarito issued a certificate of no liens with respect to the real estate owned by NSC.

On June 27, 2019, the Tenth Civil Judge issued a resolution acknowledging the posting, by NSC, of the guarantee in the amount of 12,000 Mexican pesos mentioned above, and therefore suspending the litigation, until the appeals remedy filed by NSC against the resolution granting EWG preliminary relief is resolved by a superior court within the judiciary branch of the government of the State of Baja California, México. With respect to this matter, EWG failed to submit arguments against the appeals remedy filed by NSC.

Further, on such date, the Tenth Civil Judge acknowledged the posting, by EWG, of a bond policy as the counter guarantee allowed to it on April 26, 2019 as mentioned above. However, considering the mentioned suspension of the litigation as a result of the posting of the 12,000 Mexican pesos guarantee, the Tenth Civil Judge determined that she is not able to rule on the admission or validity thereof, until the appeals remedy is resolved and the litigation recommences. Regardless of the resolution of such appeals remedy, NSC plans to vigorously oppose the filing of such bond policy.

CW-Cooperatief has not been officially served with the claim, and AdR has not been notified that it has to appear for such trial. In any event, AdR is only named a third party called to trial, and no claims have been made by EWG against AdR.

The Company cannot presently determine what impact the resolution of the claim may ultimately have on its ability to complete the Project.

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

AdR has entered into a lease with an effective term of 20-years from the date of full operation of the Rosarito seawater desalination plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $30,000 every two months. The lease is cancellable by AdR should it ultimately not proceed with the project. All lease assets denominated in a foreign currency are measured using the exchange rate at commencement of the lease or the adoption of ASU 2016-02, whichever is later. All lease liabilities denominated in a foreign currency are remeasured using the exchange rate as of June 30, 2019.

Effective May 1, 2019, the Company executed a new lease for its office located in the Cayman Islands under similar terms compared to the prior lease. This new lease expires April 30, 2024.

Lease assets and liabilities

The following table presents the lease-related assets and liabilities recorded as of June 30, 2019 and their respective location on the consolidated balance sheets:

June 30, 2019
ASSETS
Current
Prepaid expenses and other current assets	$22,187
Noncurrent
Operating lease right-of-use assets	4,590,492
Total lease right-of-use assets	$4,612,679

LIABILITIES
Current
Current maturities of operating leases	$647,782
Noncurrent
Noncurrent operating leases	4,036,684
Total lease liabilities	$4,684,466

Weighted average remaining lease term:
Operating leases	18 years

Weighted average discount rate:
Operating leases	4.61%

The components of lease cost for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease costs	$128,096	$349,227
Short-term lease costs	4,078	8,035
Total lease costs	$132,174	$357,262

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows from operating leases	$272,411	$490,491

Future lease payments relating to the Company's operating lease liabilities as of June 30, 2019 were as follows:

Years ending December 31,	Total
Remainder of 2019	$431,220
2020	826,206
2021	585,694
2022	510,474
2023	519,902
Thereafter	3,842,294
Total future lease payments	6,715,790
Less: imputed interest	(2,031,324)
Total lease obligations	4,684,466
Less: current obligations	(647,782)
Noncurrent lease obligations	$4,036,684

9. Fair value

As of June 30, 2019 and December 31, 2018, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments. Management concluded that the carrying amounts for loans receivable as of December 31, 2018 approximated their fair value as the stated interest rates approximated market rates.

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

10. Contingencies

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license expired in January 2018. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2019 and 2018, the Company generated approximately 38% and 41%, respectively, of its consolidated revenues and 53% and 57%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the six months ended June 30, 2019 and 2018, the Company generated approximately 39% and 42%, respectively, of its consolidated revenues and 55% and 59%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $12.7 million as of June 30, 2019 and $17.6 million as of December 31, 2018.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of June 30, 2019, the Company has not provided an allowance for CW-Bahamas’ accounts receivable from the WSC.

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

For the year ended December 31, 2018, we estimated the fair value of our reporting units by applying the discounted cash flows method, the guideline public company method and the mergers and acquisitions method.

The discounted cash flows method relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis.

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

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings we applied to each method as of December 31, 2018 were as follows:

Method	Retail	Bulk	Manufacturing
Discounted cash flows	80%	80%	80%
Guideline public company	10%	10%	10%
Mergers and acquisitions	10%	10%	10%
	100%	100%	100%

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

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1. “Financial Statements” of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018 (“2018 Form 10-K”) and the information set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K.

In late December 2018, our Board of Directors formally approved the sale of our CW-Belize subsidiary, which was part of our bulk water operations, to Belize Water Services Ltd. (“BWSL”) and on February 14, 2019, we completed the sale (which was effective as of January 1, 2019) of CW-Belize to BWSL. In accordance with U.S. generally accepted accounting principles, the gain we recorded on the sale of CW-Belize in 2019 of $3,621,170 and CW-Belize’s results of operations for 2018 have been reflected in our consolidated results of operations as discontinued operations. Net income from these discontinued operations for the three months ended June 30, 2019 and 2018 was $0 and $299,375 ($0.02 per share on a fully diluted basis), respectively, and $3,621,170 ($0.24 per share on a fully diluted basis) and 626,432 ($0.04 per share on a fully diluted basis) for the six months ended June 30, 2019 and 2018, respectively.

The following discussion and analysis of our results of operations refers only to our continuing operations.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2019 was $2,476,262 ($0.16 per share on a fully diluted basis), as compared to $1,888,818 ($0.13 per share on a fully diluted basis) for 2018.

Total revenues for 2019 increased to $18,305,260 from $15,064,066 in 2018, as a result of the performance of our retail and manufacturing segments. Gross profit for 2019 was $7,552,749 (41% of total revenues) as compared to $6,184,219 (41% of total revenues) for 2018. For further discussion of revenues and gross profit see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $4,994,992 for 2019 as compared to $4,446,969 for 2018 due to incremental expenses of approximately (i) $114,000 for our Mexico project; (ii) $201,000 in employee costs arising from pay increases and new hires; and (iii) $128,000 for business development.

In June 2019, we completed the sales of our CW-Bali assets and its stock for $365,000 and $25,000, respectively. Such sales generated primarily all of the $397,301 gain on asset dispositions for 2019.

Results by Segment

Retail Segment:

The retail segment contributed $992,637 to our income from operations for 2019 as compared to $670,206 for 2018.

Revenues generated by our retail water operations grew to $6,983,515 in 2019 from $6,268,023 in 2018. This growth in revenues reflects a volume of water sold by Cayman Water that was almost 7% higher in 2019 as compared to 2018. We believe this higher sales volume is attributable to lower rainfall amounts in 2019. Additionally, energy prices were higher in 2019 than in 2018, increasing the energy pass through component of our Cayman Water retail revenues by approximately $111,000.

Retail segment gross profit increased as a result of the higher 2019 sales volume to $4,000,757 (57% of retail revenues) for 2019 as compared to $3,545,373 (57% of retail revenues) for 2018.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses increased to $3,405,421 for 2019 as compared to $2,874,517 for 2018 as a result of incremental expenses of approximately (i) $216,000 in employee costs arising from pay increases and new hires; and (ii) $128,000 for business development.

The retail segment generated a gain on asset dispositions of $397,301 in 2019 primarily from the sales of our CW-Bali assets and its stock.

Bulk Segment:

The bulk segment contributed $1,827,958 and $1,985,389 to our income from operations for 2019 and 2018, respectively.

Bulk segment revenues were $6,941,051 and $7,680,701 for 2019 and 2018, respectively. The decrease in bulk revenues from 2018 to 2019 is attributable to OC-Cayman, which experienced a decline in revenues of approximately $734,000 as a result of the new contract (at lower rates) with the Water Authority-Cayman (the “WAC”) for water supplied from the Red Gate and North Sound plants which commenced in February 2019.

The current operating agreement for the third plant operated by OC-Cayman for the WAC, the North Side Water Works (“NSWW”) plant, was set to expire in June 2019. Pursuant to a public bidding process, in February 2019 we submitted our bid to operate and maintain this plant for a period of seven years after the then current contract expired. In April 2019, the WAC accepted OC-Cayman’s bid for the new agreement, and the WAC and OC-Cayman entered into a new seven-year contract commencing on July l, 2019 for the operation of the NSWW plant. The per gallon price for the water supplied under the new agreement, excluding the pass-through energy component, is approximately 29% less than the price in effect as of June 30, 2019 and December 31, 2018. The remaining terms of the new agreement are substantially consistent with those of the prior NSWW water supply agreement, except that under the new agreement the WAC will pay the energy costs for the operation of this plant directly to the utility company rather than reimburse OC-Cayman for these costs.

Gross profit for our bulk segment was $2,172,929 (31% of bulk revenues) and $2,283,252 (30% of bulk revenues) for 2019 and 2018, respectively. Gross profit in dollars and as a percentage of revenues decreased slightly in 2019 as compared to 2018 due to an increase in depreciation recorded by CW-Bahamas for its Windsor plant of approximately $211,000 that results from the refurbishment of this plant completed in late 2018.

Bulk segment G&A expenses remained consistent at $344,971 for 2019 as compared to $297,863 for 2018.

Services Segment:

The services segment incurred losses from operations of ($734,184) and ($646,895) for 2019 and 2018, respectively.

Services segment revenues decreased to $90,792 for 2019 from $122,912 for 2018 due to lower fees generated under our management services agreement with OC-BVI.

Gross profit for the services segment was $45,698 and $18,843 for 2019 and 2018, respectively.

G&A expenses for the services segment increased to $779,882 for 2019 as compared to $665,738 for 2018, reflecting $114,000 in incremental development expenses for our Mexico project.

Manufacturing Segment:

The manufacturing segment contributed $868,647 to our income from operations in 2019. The manufacturing segment incurred a loss from operations of ($272,100) in 2018.

Manufacturing revenues were $4,289,902 and $992,430 for 2019 and 2018, respectively. Manufacturing revenues increased from 2018 to 2019 due to an increase in the number of orders and expanded project production activity. In addition, a portion of Aerex’s production capacity in 2018 was utilized in the production of various components used by its affiliates, CW-Bahamas (for the refurbishment of its Windsor plant) and Cayman Water (for the expansion of its Abel Castillo Water Works plant). While the revenues Aerex generated from this work for its affiliates amounted to approximately $1,120,000 in 2018, such intercompany revenues were eliminated in consolidation for financial reporting purposes.

Manufacturing gross profit was $1,333,365 (31% of manufacturing revenues) and $336,751 (34% of manufacturing revenues) for 2019 and 2018, respectively. The increase in manufacturing gross profit dollars stems from the increase in revenues and production activity.

G&A expenses for the manufacturing segment dropped to $464,718 for 2019 as compared to $608,851 for 2018 as a result of a decrease in the amortization expenses for intangible assets recorded in connection with the acquisition of Aerex.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2019 was $5,041,523 ($0.33 per share on a fully diluted basis), as compared to $3,654,286 ($0.24 per share on a fully diluted basis) for 2018.

Total revenues for 2019 increased to $35,293,784 from $29,618,729 in 2018, as a result of the performance of our retail and manufacturing segments. Gross profit for 2019 was $14,515,052 (41% of total revenues) as compared to $12,353,260 (42% of total revenues) for 2018. For further discussion of revenues and gross profit see the “Results by Segment” analysis that follows.

G&A expenses on a consolidated basis remained relatively consistent at $9,373,026 for 2019 as compared to $9,108,680 for 2018.

In June 2019, we completed the sales of our CW-Bali assets and its stock for $365,000 and $25,000, respectively. Such sales constitute most of the $441,070 gain on asset dispositions for 2019.

Results by Segment

Retail Segment:

The retail segment contributed $1,733,684 to our income from operations for 2019 as compared to $1,253,814 for 2018.

Revenues generated by our retail water operations grew to $13,670,175 in 2019 from $12,699,371 in 2018. This growth in revenues reflects a volume of water sold by Cayman Water that was almost 3% higher in 2019 as compared to 2018. We believe this higher sales volume is attributable to lower rainfall amounts in 2019. Additionally, energy prices were higher in 2019 than in 2018, increasing the energy pass through component of our Cayman Water retail revenues by approximately $356,000. Offsetting these increases was a lack of revenues from CW-Bali in 2019, as compared to $125,000 in revenues from CW-Bali in 2018.

Retail segment gross profit increased as a result of the higher 2019 revenues to $7,861,813 (58% of retail revenues) for 2019 as compared to $7,215,167 (57% of retail revenues) for 2018.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses increased to $6,522,699 for 2019 as compared to $5,959,363 for 2018 as a result of incremental expenses of approximately (i) $133,000 in employee costs arising from pay increases and new hires; and (ii) $274,000 for business development.

The retail segment generated a gain on asset dispositions of $394,570 in 2019 primarily from the sales of our CW-Bali assets and its stock.

Bulk Segment:

The bulk segment contributed $3,769,768 and $4,084,965 to our income from operations for 2019 and 2018, respectively.

Bulk segment revenues were $14,052,364 and $15,127,484 for 2019 and 2018, respectively. The decrease in bulk revenues from 2018 to 2019 is attributable to OC-Cayman, which experienced a decline in revenues of approximately $1,060,000 as a result of the new contract (at lower rates) with the WAC for water supplied from the Red Gate and North Sound plants which commenced in February 2019.

The current operating agreement for the third plant operated by OC-Cayman for the WAC, the North Side Water Works (“NSWW”) plant, was set to expire in June 2019. Pursuant to a public bidding process, in February 2019 we submitted our bid to operate and maintain this plant for a period of seven years after the then current contract expired. In April 2019, the WAC accepted OC-Cayman’s bid for the new agreement, and the WAC and OC-Cayman entered into a new seven-year contract commencing on July l, 2019 for the operation of the NSWW plant. The per gallon price for the water supplied under the new agreement, excluding the pass-through energy component, is approximately 29% less than the price in effect as of June 30, 2019 and December 31, 2018. The remaining terms of the new agreement are substantially consistent with those of the prior NSWW water supply agreement, except that under the new agreement the WAC will pay the energy costs for the operation of this plant directly to the utility company rather than reimburse OC-Cayman for these costs.

Gross profit for our bulk segment was $4,329,651 (31% of bulk revenues) and $4,679,699 (31% of bulk revenues) for 2019 and 2018, respectively. Gross profit in dollars decreased in 2019 as compared to 2018 due to an increase in depreciation recorded by CW-Bahamas for its Windsor plant of approximately $418,000 that results from the refurbishment of this plant completed in late 2018.

Bulk segment G&A expenses remained consistent at $606,383 for 2019 as compared to $594,734 for 2018.

Services Segment:

The services segment incurred losses from operations of ($1,241,411) and ($1,308,638) for 2019 and 2018, respectively.

Services segment revenues decreased to $191,369 for 2019 from $246,676 for 2018 due to lower fees generated under our management services agreement with OC-BVI.

The gross profit for the services segment was $24,356 and $7,736 for 2019 and 2018, respectively.

G&A expenses for the services segment remained relatively consistent at $1,265,767 for 2019 as compared to $1,316,374 for 2018.

Manufacturing Segment:

The manufacturing segment contributed $1,321,055 to our income from operations in 2019. The manufacturing segment incurred a loss from operations of ($787,551) in 2018.

Manufacturing revenues were $7,379,876 and $1,545,198 for 2019 and 2018, respectively. Manufacturing revenues increased from 2018 to 2019 due to an increase in the number of orders and expanded project production activity. In addition, a portion of Aerex’s production capacity in 2018 was utilized in the production of various components used by its affiliates, CW-Bahamas (for the refurbishment of its Windsor plant) and Cayman Water (for the expansion of its Abel Castillo Water Works plant). While the revenues Aerex generated from this work for its affiliates amounted to approximately $1,825,000 in 2018, such intercompany revenues were eliminated in consolidation for financial reporting purposes.

Manufacturing gross profit was $2,299,232 (31% of manufacturing revenues) and $450,658 (29% of manufacturing revenues) for 2019 and 2018, respectively. The increases in manufacturing gross profit in dollars and as a percentage of revenues stem from the increase in revenues and production activity.

G&A expenses for the manufacturing segment dropped to $978,177 for 2019 as compared to $1,238,209 for 2018 as a result of a decrease in the amortization expenses for intangible assets recorded in connection with the acquisition of Aerex.

FINANCIAL CONDITION

The significant changes in our consolidated balance sheet as of June 30, 2019 as compared to December 31, 2018 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) result from changes in restricted cash, accounts receivable, current inventory, property, plant and equipment, construction in progress, lease assets and lease liabilities, and accounts payable, accrued expenses and other current liabilities. The reasons for these changes are as follows:

The restricted cash balance of $1,505,679 as of June 30, 2019, represents a certificate of deposit with an original maturity of three months or less, held as security for a $1.5 million standby letter of credit obtained in March 2019.

Accounts receivable decreased by approximately $4.0 million primarily due to collections of CW-Bahamas’ accounts receivable, which totaled $12.7 million as of June 30, 2019 as compared to $17.6 million as of December 31, 2018.

Current inventory increased by approximately $1.5 million primarily as a result of incremental raw materials purchased to support the increased production activity of our manufacturing segment.

Property, plant and equipment increased by $4.1 million, and construction in progress decreased by $5.4 million primarily as a result of the commissioning of the expanded plant capacity of our Abel Castillo Water Works plant in Grand Cayman in March 2019.

The increases in lease assets and lease liabilities from December 31, 2018 to June 30, 2019 results from the adoption of ASU 2016-02, Leases (Topic 842), effective January 1, 2019, which required us to recognize right-of-use assets and lease liabilities for all leases.

Accounts payable, accrued expenses and other liabilities decreased by $1.8 million as a result of payment of year-end operating accruals for utilities and purchase orders received as well as an approximate decrease of $800,000 due to the sale of CW-Bali.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the last two quarters of 2019 include capital expenditures for our existing operations of approximately $2.2 million, approximately $4.3 million to be expended for NSC's and AdR's project development activities and approximately $1.3 million for dividends payable. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $5.1 million for the year ended December 31, 2018 and approximately $2.6 million for the six months ended June 30, 2019.

In February 2019, our Board approved a $4.0 million revolving loan facility to Aerex with interest at the rate of 3% per annum, repayable in December 2019. In March 2019, Aerex borrowed $2.5 million under this revolving loan facility and borrowed an additional $1.5 million in April 2019.

As of June 30, 2019, we had cash and cash equivalents of $41.9 million and working capital of $65.9 million. With the possible exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2019 and thereafter.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $12.7 million as of June 30, 2019 and $17.6 million as of December 31, 2018. Approximately 68% of the June 30, 2019 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of June 30, 2019, we have not provided an allowance for CW-Bahamas’ accounts receivable from the WSC.

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

Discussion of Cash Flows for the Six Months Ended June 30, 2019

Our cash and cash equivalents increased to $43,384,402 as of June 30, 2019 from $31,337,477 as of December 31, 2018.

Cash Flows from Operating Activities

Our operating activities from continuing operations provided cash of $8,552,481. This net cash provided reflects net income generated for the six months ended June 30, 2019, of $9,401,497 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $3,552,542, the gain on sale of CW-Belize of $3,621,170, an increase in current inventory of $1,531,448 primarily in the manufacturing segment, and a net decrease in accounts receivable (primarily attributable to CW-Bahamas) of $4,037,308 as well as a net decrease in accounts payable, accrued expenses and other current liabilities of $1,791,613.

Cash Flows from Investing Activities

Net cash provided by our investing activities was $6,068,317. Additions to property, plant and equipment and construction in progress (primarily arising from the refurbishment of the CW-Bahamas’ Windsor plant and the expansion of Cayman Water’s Abel Castillo Water Works plant) used $1,816,397 in cash. These cash outflows were offset by $734,980 in collections on loans receivable from the WAC and $6,706,234 in proceeds from the sale of CW-Belize.

Cash Flows from Financing Activities

Our financing activities used $2,573,873 in net cash, almost all of which related to the payment of dividends.

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license expired in January 2018. Pursuant to the license, Cayman Water had the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2019 and 2018, we generated approximately 38% and 41%, respectively, of our consolidated revenues and 53% and 57%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the six months ended June 30, 2019 and 2018, we generated approximately 39% and 42%, respectively, of our consolidated revenues and 55% and 59%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the WAC to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license. In January 2019, we proposed to OfReg to adjust our rates based upon inflation consistent with the terms of the previous license. However, OfReg rejected this proposed rate increase and the rates Cayman Water presently charges continue to be those that were in put into effect in January 2018.

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

CW-Bahamas Performance Guarantees

Our contracts to supply water to the WSC from our Blue Hills and Windsor plants require us to guarantee delivery of a minimum quantity of water per week. If we do not meet this minimum, we are required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Blue Hills contract expires in 2032 and requires us to deliver 63.0 million gallons of water each week.   The Windsor contract expires in 2033 and requires us to deliver 16.8 million gallons of water each week.

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

In November 2012, NSC entered into a lease with an effective term of 20 years from the date of full operation of the desalination plant with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $30,000 every two months. This lease may be cancelled by NSC should NSC ultimately not proceed with the Project.

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

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, the Comisión Estatal del Agua de Baja California (“CEA”), the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by January 2025. The APP Contract further requires AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct will be transferred to the CEA.

The APP Contract does not become effective until the following remaining open conditions (among others) have been met:

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

Following their issuances, the following legal proceedings were initiated against Decretos #168 and #335:

(a) Amparo trial against Decreto #168 initiated by certain individuals in June 2018. Both the provisional and definitive suspensions of the effects of Decreto #168 requested by these claimants were denied by the Third District Court in Tijuana. As such, the effects of Decreto #168 have not been suspended. Even though NSC was named as an interested third party, it was not notified of this procedure until June 2019. Following such notification, NSC filed a writ, stating that it is not an interested third party to this trial, as NSC is not a party to the APP Contract. Further, NSC stated that, as mentioned in Decreto #168 itself, and the amparo lawsuit, AdR could be an interested third party, and therefore, the appropriate interested third party called to trial. The constitutional hearing (final hearing) in this proceeding was held on June 21, 2019, without AdR being called to trial. On July 31, 2019, this proceeding was dismissed. However, the claimants have the right to file a remedy against this dismissal within 10 business days following the notification of the dismissal resolution.

(b) Amparo trial against Decreto #335, filed by a certain congressman and his alternate in April 2019. Given that neither AdR nor NSC are parties to this action, based on publicly available information the Company understands that in April 2019, a congressman of the Congress and his alternate filed this claim, stating that there are no interested third parties in this trial. Both the provisional and definitive suspensions of the effects of Decreto #335 requested by claimants, were denied by the Sixth District Court in Mexicali. As such, the effects of Decreto #335 have not been suspended. On July 31, 2019, this proceeding was dismissed. However, the claimants have the right to file a remedy against this dismissal within 10 business days following the notification of the dismissal resolution.

(c) Amparo trial against Decreto #335, filed by certain individuals that allegedly form part of local chambers of commerce (Consejo Coordinador Empresarial) in May 2019. Pursuant to publicly available information and given that NSC is not a party to this trial, and that AdR has not been notified of it (albeit apparently having been named as an interested third party), the Company understands that on May 2019, a resolution dismissing the claim was issued. Further, pursuant to publicly available information, the claimants in this proceeding filed a remedy against the mentioned dismissal, which was resolved favorably to claimants by a superior court, therefore forcing the admission of this amparo claim by the lower court. However, to date the lower court has not admitted the amparo trial.

(d) Constitutionality challenge (Acción de Inconstitucionalidad) against Decreto #335, filed by certain congresspersons in May 2019. Based on publicly available information, the Company understands that in May 2019, certain congresspersons filed this constitutionality challenge against Decreto #335. This challenge has yet to be resolved.

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

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez MA with the option to purchase 20% of the equity of AdR. If Suez MA does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the additional conditions related to the Project are met, including but not limited to those conditions discussed previously. The aggregate funding to be provided by AdR’s shareholders for the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project. This Agreement was scheduled to expire on June 30, 2019 but has been extended to December 31, 2019.

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

If AdR is ultimately unable to proceed with the Project due to a failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective, or for any other reason, the land NSC has purchased and the right of way deposits it has made may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their carrying values as of June 30, 2019 of approximately $24.2 million. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project, could have a material adverse impact on our financial condition and results of operations.

Included in our results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $779,000 and $664,000 for the three months ended June 30, 2019 and 2018, respectively, and $1,263,000 and $1,312,000 for the six months ended June 30, 2019 and 2018, respectively. The assets and liabilities of NSC and AdR included in our consolidated balance sheets amounted to approximately $29.1 million and $394,000, respectively, as of June 30, 2019 and approximately $26.2 million and $243,000 respectively, as of December 31, 2018.

Project Litigation

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to an individual (the “individual shareholder”). In February 2012, CW-Cooperatief paid $300,000 to enter into an agreement (the “Option Agreement”) that provided it with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder for a price of $1.0 million along with an immediate usufruct and power of attorney to vote those shares. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, we acquired 99.99% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required CW-Cooperatief to transfer or otherwise cause the individual shareholder to acquire, for a total price of $1 (regardless of their par or market value), shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement (causing the individual shareholder’s 25% ownership interest in NSC to be decreased); and (ii) CW-Cooperatief did not exercise its share purchase option by February 7, 2014. CW-Cooperatief exercised its option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

In January 2018, EWG initiated an ordinary mercantile claim against the individual shareholder, NSC and CW-Cooperatief, (with AdR being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”).

In this claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99%, as a consequence of the Option Agreement. EWG requested that   the courts, as a preliminary matter; (a) suspend the effectiveness of the challenged transactions; (b) order certain public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. The Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental and public entities involved with the Project, including the registration of the pendency of the lawsuit in certain public records.

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

On October 16, 2018, NSC was served with the claim. On November 7, 2018, NSC filed a legal response to the claim, vigorously opposing the claims made by EWG. In addition to such legal response, NSC filed (i) a request to submit the claim to arbitration, based on certain provisions of the by-laws of NSC, (ii) an appeal remedy against the preliminary relief, and (iii) a request for the setting of a guarantee to release the preliminary relief granted in favor of EWG. Neither the request for arbitration nor the appeal have been resolved.

On February 26, 2019, the Tenth Civil Judge acknowledged the filing of the legal response, the request to submit to arbitration, and the appeals remedy, granting EWG a period of three business days to, among others, state what it deemed convenient to its interest. However, to date, no resolution on such matters has been issued.

Further, on February 26, 2019, the Tenth Civil Judge set the requested guarantee, in the form of a security deposit in the amount of 1,000,000 Mexican pesos, to release the preliminary relief sought by EWG. On March 4, 2019, NSC filed before the Tenth Civil Judge evidence of such security deposit, requesting the release of the mentioned preliminary relief. Due to the recent filing of the security deposit, the resolution on the release of the preliminary relief is pending.

On April 12, 2019, the Tenth Civil Judge ruled that the request for arbitration was not applicable under Mexican law. On May 17, 2019, NSC filed an amparo (i.e. constitutional) claim against this ruling that has not yet been resolved.

With respect to the previously mentioned appeals remedy against the preliminary relief, the Tenth Civil Judge requested the posting of a guarantee in the amount of 12,000 Mexican pesos to admit such remedy with suspensive effects that is, preventing the claim from moving forward and releasing the ex-parte preliminary relief, until the appeals remedy is resolved by a superior court within the judiciary branch of the government of the State of Baja California, México. NSC posted the requested guarantee.

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

NSC has vigorously opposed the resolution of the Tenth Civil Judge allowing the filing of a counter guarantee through the filing of a revocation remedy and an appeals remedy against it. To date, neither of such remedies has been resolved and the Company does not know if EWG has filed the counter guarantee.

Despite the posting of the previously mentioned 1,000,000 Mexican pesos guarantee, the Tenth Civil Judge failed to make her resolution effective, which would thereby rescind the previously mentioned preliminary relief granted to EWG. Consequently, on June 19, 2019, NSC Agua filed before the Public Registry of Property of Baja California a cancellation request of the provisional lien and the preventive annotation recorded against NSC’s property in the public real estate records. On June 24, 2019, the Public Registry of Property of Baja California issued an encumbrances cancellation resolution, approving the release of the provisional lien and the preventive annotation recorded against NSC’s property in the public real estate records. Such encumbrances cancellation resolution was registered before the Public Registry of Property of Playas de Rosarito on June 25, 2019. On June 26, 2019, the Public Registry of Property of Playas de Rosarito issued a certificate of no liens with respect to the real estate owned by NSC.

On June 27, 2019, the Tenth Civil Judge issued a resolution acknowledging the posting, by NSC, of the guarantee in the amount of 12,000 Mexican pesos mentioned above, and therefore suspending the litigation, until the appeals remedy filed by NSC against the resolution granting EWG preliminary relief is resolved by a superior court within the judiciary branch of the government of the State of Baja California, México. With respect to this matter, EWG failed to submit arguments against the appeals remedy filed by NSC.

Further, on such date, the Tenth Civil Judge acknowledged the posting, by EWG, of a bond policy as the counter guarantee allowed to it on April 26, 2019 as mentioned above. However, considering the mentioned suspension of the litigation as a result of the posting of the 12,000 Mexican pesos guarantee, the Tenth Civil Judge determined that she is not able to rule on the admission or validity thereof, until the appeals remedy is resolved and the litigation recommences. Regardless of the resolution of such appeals remedy, NSC plans to vigorously oppose the filing of such bond policy.

CW-Cooperatief has not been officially served with the claim, and AdR has not been notified that it has to appear for such trial. In any event, AdR is only named a third party called to trial, and no claims have been made by EWG against AdR.

We cannot presently determine what impact the resolution of the claim may ultimately have on our ability to complete the Project.

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

On April 30, 2019, we paid a dividend of $0.085 to shareholders of record on April 1, 2019.

On May 22, 2019, our Board declared a dividend of $0.085 payable on July 31, 2019 to shareholders of record on July 1, 2019.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NSC and AdR

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to an individual (the “individual shareholder”). In February 2012, CW-Cooperatief paid $300,000 to enter into an agreement (the “Option Agreement”) that provided it with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder for a price of $1.0 million along with an immediate usufruct and power of attorney to vote those shares. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, we indirectly acquired 99.99% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required CW-Cooperatief to transfer or otherwise cause the individual shareholder to acquire, for a total price of $1 (regardless of their par or market value), shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement (causing the individual shareholder’s 25% ownership interest in NSC to be decreased); and (ii) CW-Cooperatief did not exercise its share purchase option by February 7, 2014. CW-Cooperatief exercised its option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

In January 2018, EWG initiated an ordinary mercantile claim against the individual shareholder, NSC and CW-Cooperatief, (with AdR being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”).

In this claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99% as a consequence of the Option Agreement. EWG requested that   the courts, as a preliminary matter; (a) suspend the effectiveness of the challenged transactions; (b) order certain public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. The Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental and public entities involved with the Project, including the registration of the pendency of the lawsuit in certain public records.

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

On October 16, 2018, NSC was served with the claim. On November 7, 2018, NSC filed a legal response to this claim, vigorously opposing the claims made by EWG. In addition to such legal response, NSC filed (i) a request to submit the claim to arbitration, based on certain provisions of the by-laws of NSC, (ii) an appeal remedy against the preliminary relief, and (iii) a request for the setting of a guarantee to release the preliminary relief granted in favor of EWG. Neither the request for arbitration nor the appeal have been resolved.

On February 26, 2019, the Tenth Civil Judge acknowledged the filing of the legal response, the request to submit to arbitration, and the appeals remedy, granting EWG a period of three business days to, among others, state what it deemed convenient to its interest. However, to date, no resolution on such matters has been issued.

Further, on February 26, 2019, the Tenth Civil Judge set the requested guarantee, in the form of a security deposit in the amount of 1,000,000 Mexican pesos, to release the preliminary relief sought by EWG. On March 4, 2019, NSC filed before the Tenth Civil Judge evidence of such security deposit, requesting the release of the mentioned preliminary relief. Due to the recent filing of the security deposit, the resolution on the release of the preliminary relief is pending.

On April 12, 2019, the Tenth Civil Judge ruled that the request for arbitration was not applicable under Mexican law. On May 17, 2019, NSC filed an amparo (i.e. constitutional) claim against this ruling that has not yet been resolved.

With respect to the previously mentioned appeals remedy against the preliminary relief, the Tenth Civil Judge requested the posting of a guarantee in the amount of 12,000 Mexican pesos to admit such remedy with suspensive effects that is, preventing the claim from moving forward and releasing the ex-parte preliminary relief, until the appeals remedy is resolved by a superior court within the judiciary branch of the government of the State of Baja California, México. NSC posted the requested guarantee.

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

NSC has vigorously opposed the resolution of the Tenth Civil Judge allowing the filing of a counter guarantee through the filing of a revocation remedy and an appeals remedy against it. To date, neither of such remedies has been resolved and the Company does not know if EWG has filed the counter guarantee.

Despite the posting of the previously mentioned 1,000,000 Mexican pesos guarantee, the Tenth Civil Judge failed to make her resolution effective, which would thereby rescind the previously mentioned preliminary relief granted to EWG. Consequently, on June 19, 2019, NSC Agua filed before the Public Registry of Property of Baja California a cancellation request of the provisional lien and the preventive annotation recorded against NSC’s property in the public real estate records. On June 24, 2019, the Public Registry of Property of Baja California issued an encumbrances cancellation resolution, approving the release of the provisional lien and the preventive annotation recorded against NSC’s property in the public real estate records. Such encumbrances cancellation resolution was registered before the Public Registry of Property of Playas de Rosarito on June 25, 2019. On June 26, 2019, the Public Registry of Property of Playas de Rosarito issued a certificate of no liens with respect to the real estate owned by NSC.

On June 27, 2019, the Tenth Civil Judge issued a resolution acknowledging the posting, by NSC, of the guarantee in the amount of 12,000 Mexican pesos mentioned above, and therefore suspending the litigation, until the appeals remedy filed by NSC against the resolution granting EWG preliminary relief is resolved by a superior court within the judiciary branch of the government of the State of Baja California, México. With respect to this matter, EWG failed to submit arguments against the appeals remedy filed by NSC.

Further, on such date, the Tenth Civil Judge acknowledged the posting, by EWG, of a bond policy as the counter guarantee allowed to it on April 26, 2019 as mentioned above. However, considering the mentioned suspension of the litigation as a result of the posting of the 12,000 Mexican pesos guarantee, the Tenth Civil Judge determined that she is not able to rule on the admission or validity thereof, until the appeals remedy is resolved and the litigation recommences. Regardless of the resolution of such appeals remedy, NSC plans to vigorously oppose the filing of such bond policy.

CW-Cooperatief has not been officially served with the claim, and AdR has not been notified that it has to appear for such trial. In any event, AdR is only named a third party called to trial, and no claims are made by EWG directly to AdR.

We cannot presently determine what impact the resolution of the claim may ultimately have on our ability to complete the Project.

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

In the Cayman Islands, we provide water to retail customers under a license issued in July 1990 by the Cayman Islands government that grants our subsidiary, Cayman Water, the exclusive right to provide water to retail customers within our licensed service area. Pursuant to the license, we had the exclusive right to produce potable water and distribute it by pipeline to our licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended June 30, 2019 and 2018, we generated approximately 38% and 41%, respectively, of our consolidated revenues and 53% and 57%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the six months ended June 30, 2019 and 2018, we generated approximately 39% and 42%, respectively, of our consolidated revenues and 55% and 59%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the Water Authority-Cayman to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license. In January 2019, we proposed to OfReg to adjust our rates based upon inflation, consistent with the terms of the previous license. However OfReg rejected this proposed rate increase and the rates Cayman Water presently charges continue to be those that were in put into effect in January 2018.

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

We have paid $24.2 million for land, rights of way and equipment and incurred development expenses of approximately $28.9 million to date for a possible project in Mexico. We expect to expend significant additional funds in 2019 to continue to pursue this project. However, we may not be successful in completing this project.

We own 99.99% of NSC, a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of June 30, 2019, our consolidated balance sheet includes purchases for the Project of approximately $24.2 million for land, rights of way and equipment. The Project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, have resulted in additional developmental expenses totaling $28.9 million from 2010 through June 30, 2019.

In August 2014, the State of Baja California (the “State”) enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public-sector authority and a private party that we are seeking to complete the Project (the “APP Law”). Pursuant to this new legislation, in November 2015 the State officially commenced a tender process for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. Our consortium (the “Consortium”) comprised of our subsidiary NSC, NuWater S.A.P.I. de C.V. (“NuWater”) and Suez Medio Ambiente México, S.A. de C.V., (“Suez MA”), a subsidiary of SUEZ International, S.A.S. submitted its tender for the Project in April 2016 and in June 2016, the State designated our Consortium as the winner of the tender process for the Project.

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

In August 2016, NSC incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that: (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation.

On August 22, 2016, the Public Private Partnership Agreement for the Project (“APP Contract”), was executed between AdR, the Comisión Estatal del Agua de Baja California (“CEA”), the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by July 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueducts will be transferred to CEA. Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Contract. These changes adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the consideration (i.e. water tariff) under the APP Contract in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to the CEA requesting the definition of a mechanism in the APP Contract to update the consideration under the APP Contract for changes in foreign exchange rates, lending rates and certain laws which have impacted the Project. On June 1, 2018, AdR and the CEA executed an amendment to the APP Contract which, among other things, increases the scope of Phase 1 of the Project by including the aqueduct originally designated for Phase 2, and addresses AdR’s concerns regarding the impact on the Project for changes in the exchange rate for the peso relative to the dollar and changes in interest rates that have occurred subsequent to the submission of the Consortium’s bid for the Project. As a result of this amendment to the APP Contract, the final cost of Phase 1 and the related consideration to be charged by AdR under the APP Contract will be determined based upon the bid submitted by the Consortium, the changes set forth in the amendment to the APP Contract and the economic conditions (e.g. interest rates and currency exchange rates) in effect on the financial closing date for Phase 1.

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez MA with the option to purchase 20% of the equity of AdR. If Suez MA does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the additional conditions related to the Project are met, including but not limited to those conditions discussed previously. The aggregate investment to be made by the equity partners in the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project. This Agreement was scheduled to expire on June 30, 2019 but has been extended to December 31, 2019.

The APP Contract does not become effective until the following remaining open conditions (among others) have been met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;

•	AdR has obtained all rights of way required for the aqueduct; and

•	all debt financing agreements necessary to provide the funding to AdR for the first phase of the Project have been executed.

Since the signing of the APP Contract, the Congress of the State of Baja California, Mexico (the “Congress”) has faced several legal challenges, some of which remain unresolved, to the legal Decretos they have passed to ratify and authorize the payment obligations of the corresponding public entities under the APP Contract and to authorize the corresponding public entities to obtain a credit facility to guarantee their payment obligations. The resolution of these legal challenges could adversely impact our ability to complete the Project. In addition, NSC has been sued by its minority shareholder in a court in Tijuana, Mexico and this litigation could delay or adversely impact the Project.

If AdR is ultimately unable to proceed with the Project due to (i) the legal challenges to the Decretos; (ii) the litigation initiated by NSC’s minority shareholder: (iii) failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective; or (iv) any other reason, the land NSC has purchased and the right of way deposits it has made may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their aggregate carrying values as of June 30, 2019 of approximately $24.2 million. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on our financial condition and results of operations.

Periodically, our Bahamas subsidiary experiences substantial delays in the collection of its accounts receivable. As a result, our Bahamas subsidiary could have insufficient liquidity to continue operations, and our consolidated results of operations could be materially adversely affected.

CW-Bahamas’ accounts receivable balances due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $12.7 million as of June 30, 2019 and $17.6 million as of December 31, 2018. Approximately 68% of the June 30, 2019 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of June 30, 2019, we have not provided an allowance for CW-Bahamas’ accounts receivable from the WSC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2019, we issued 7,293 shares of preferred stock to 85 employees for services rendered. The issuance of the preferred stock to 75 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 as amended (the “Securities Act”), because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). The issuance of the preferred stock to 10 employees who are US persons was exempt under Section 4(a)(2) of the Securities Act.

In June 2019, we also issued 705 shares of preferred stock to five employees for cash at a price of $10.10 per share. The issuance of the preferred stock to the employees was exempt from registration under Regulation S promulgated under the Securities Act because the shares were issued outside of the United States to non-US persons.

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

Date: August 9, 2019

