Form 10-Q
period 2019-09-30
Consolidated Water Co. Ltd.
filed 2019-11-12
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, 15,027,574 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$41,991,071	$31,337,477
Restricted cash	1,610,471	-
Accounts receivable, net	22,955,201	24,228,095
Inventory	3,031,011	2,232,721
Prepaid expenses and other current assets	2,151,903	1,035,796
Current portion of loans receivable	-	734,980
Costs and estimated earnings in excess of billings	1,656,392	835,669
Current assets of discontinued operations	-	1,959,494
Total current assets	73,396,049	62,364,232
Property, plant and equipment, net	62,106,181	58,880,818
Construction in progress	925,570	6,015,043
Inventory, non-current	4,534,038	4,545,198
Investment in OC-BVI	1,879,448	2,584,987
Goodwill	8,004,597	8,004,597
Land and rights of way held for development	24,161,024	24,161,024
Intangible assets, net	1,331,111	1,891,667
Operating lease right-of-use assets	4,393,737	-
Other assets	2,046,090	2,123,999
Long-term assets of discontinued operations	-	1,944,033
Total assets	$182,777,845	$172,515,598

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,152,023	$4,570,641
Accrued compensation	1,367,856	1,286,468
Dividends payable	1,290,291	1,286,493
Current maturities of operating leases	647,709	-
Billings in excess of costs and estimated earnings	-	109,940
Current liabilities of discontinued operations	-	646,452
Total current liabilities	5,457,879	7,899,994
Deferred tax liability	494,513	659,874
Noncurrent operating leases	3,809,573	-
Other liabilities	75,000	199,827
Total liabilities	9,836,965	8,759,695
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 33,751 and 34,796 shares, respectively	20,251	20,878
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,027,574 and 14,982,906 shares, respectively	9,016,544	8,989,744
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	87,858,251	87,211,953
Retained earnings	65,847,791	59,298,161
Cumulative translation adjustment	-	(549,555)
Total Consolidated Water Co. Ltd. stockholders' equity	162,742,837	154,971,181
Non-controlling interests	10,198,043	8,784,722
Total equity	172,940,880	163,755,903
Total liabilities and equity	$182,777,845	$172,515,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	$15,889,239	$18,053,284	$51,183,023	$47,672,013
Total cost of revenue	9,180,259	10,928,293	29,958,991	28,193,762
Gross profit	6,708,980	7,124,991	21,224,032	19,478,251
General and administrative expenses	4,825,627	4,807,079	14,198,653	13,915,759
Gain (loss) on asset dispositions and impairments, net	7,018	(12,415)	448,088	(14,405)
Income from operations	1,890,371	2,305,497	7,473,467	5,548,087

Other income (expense):
Interest income	154,175	172,805	444,827	504,028
Interest expense	(19)	(2,492)	(1,501)	(7,122)
Profit-sharing income from OC-BVI	2,025	536,625	10,125	621,675
Equity in the earnings of OC-BVI	38,174	1,472,154	26,686	1,710,230
Net unrealized gain (loss) on put/call options	-	75,000	(24,000)	(47,000)
Other	35,486	72,676	84,127	4,586
Other income, net	229,841	2,326,768	540,264	2,786,397
Income before income taxes	2,120,212	4,632,265	8,013,731	8,334,484
Provision for (benefit from) income taxes	(40,075)	12,659	73,117	(113,607)
Net income from continuing operations	2,160,287	4,619,606	7,940,614	8,448,091
Income from continuing operations attributable to non-controlling interests	433,235	310,579	1,172,039	484,778
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	1,727,052	4,309,027	6,768,575	7,963,313
Gain on sale of discontinued operations	-	-	3,621,170	-
Net income from discontinued operations	-	243,362	-	869,794
Total income from discontinued operations	-	243,362	3,621,170	869,794
Net income attributable to Consolidated Water Co. Ltd. stockholders	$1,727,052	$4,552,389	$10,389,745	$8,833,107

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.11	0.28	$0.45	$0.53
Discontinued operations	-	0.02	0.24	0.06
Basic earnings per share	$0.11	0.30	$0.69	$0.59

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.11	0.28	$0.45	$0.52
Discontinued operations	-	0.02	0.24	0.06
Diluted earnings per share	$0.11	0.30	$0.69	$0.58

Dividends declared per common and redeemable preferred shares	$0.085	0.085	$0.255	$0.255

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,026,710	14,963,195	15,022,489	14,960,602
Diluted earnings per share	15,138,094	15,124,720	15,132,843	15,119,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Cumulative translation	Non-controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	adjustment	interests	equity
Balance as of December 31, 2018	34,796	$20,878	14,982,906	$8,989,744	$87,211,953	$59,298,161	$(549,555)	$8,784,722	$163,755,903
Issue of share capital	-	-	26,864	16,118	(16,118)	-	-	-	-
Buyback of preferred stock	(1,983)	(1,190)	-	-	(16,605)	-	-	-	(17,795)
Net income	-	-	-	-	-	6,186,431	-	273,908	6,460,339
Dividends declared	-	-	-	-	-	(1,280,223)	-	-	(1,280,223)
Stock-based compensation	-	-	-	-	156,062	-	-	-	156,062
Balance as of March 31, 2019	32,813	19,688	15,009,770	9,005,862	87,335,292	64,204,369	(549,555)	9,058,630	169,074,286
Issue of share capital	7,293	4,376	10,574	6,344	(10,720)	-	-	-	-
Buyback of preferred stock	(691)	(415)	-	-	(5,886)	-	-	-	(6,301)
Net income	-	-	-	-	-	2,476,262	-	464,896	2,941,158
Exercise of options	705	423	-	-	6,700	-	-	-	7,123
Dividends declared	-	-	-	-	-	(1,280,359)	-	-	(1,280,359)
Sale of CW-Bali	-	-	-	-	-	-	549,555	241,282	790,837
Stock-based compensation	-	-	-	-	209,049	-	-	-	209,049
Balance as of June 30, 2019	40,120	24,072	15,020,344	9,012,206	87,534,435	$65,400,272	-	9,764,808	171,735,793
Conversion of preferred stock	(7,230)	(4,338)	7,230	4,338	-	-	-	-	-
Net income	-	-	-	-	-	1,727,052	-	433,235	2,160,287
Exercise of options	861	517	-	-	8,182	-	-	-	8,699
Dividends declared	-	-	-	-	-	(1,279,533)	-	-	(1,279,533)
Stock-based compensation	-	-	-	-	315,634	-	-	-	315,634
Balance as of September 30, 2019	33,751	$20,251	15,027,574	$9,016,544	$87,858,251	$65,847,791	$-	$10,198,043	$172,940,880

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Cumulative translation	Non-controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	adjustment	interests	equity
Balance as of December 31, 2017	33,488	$20,093	14,918,869	$8,951,321	$86,405,387	$53,105,196	$(549,555)	$8,088,935	$156,021,377
Issue of share capital	-	-	39,986	23,991	(23,991)	-	-	-	-
Conversion of preferred stock	(454)	(273)	454	273	-	-	-	-	-
Net income	-	-	-	-	-	2,092,525	-	(34,493)	2,058,032
Dividends declared	-	-	-	-	-	(1,275,961)	-	-	(1,275,961)
Stock-based compensation	-	-	-	-	161,895	-	-	-	161,895
Balance as of March 31, 2018	33,034	19,820	14,959,309	8,975,585	86,543,291	53,921,760	(549,555)	8,054,442	156,965,343
Issue of share capital	7,409	4,446	-	-	(4,446)	-	-	-	-
Net income	-	-	-	-	-	2,188,193	-	208,692	2,396,885
Exercise of options	590	354	-	-	5,381	-	-	-	5,735
Dividends declared	-	-	-	-	-	(1,274,350)	-	-	(1,274,350)
Stock-based compensation	-	-	-	-	173,319	-	-	-	173,319
Balance as of June 30, 2018	41,033	24,620	14,959,309	8,975,585	86,717,545	54,835,603	(549,555)	8,263,134	158,266,932
Conversion of preferred stock	(4,972)	(2,984)	4,972	2,984	-	-	-	-	-
Buyback of preferred stock	(308)	(184)	-	-	(2,534)	-	-	-	(2,718)
Net income	-	-	-	-	-	4,552,389	-	310,579	4,862,968
Exercise of options	745	447	-	-	6,794	-	-	-	7,241
Dividends declared	-	-	-	-	-	(1,274,386)	-	-	(1,274,386)
Stock-based compensation	-	-	-	-	182,718	-	-	-	182,718
Balance as of September 30, 2018	36,498	$21,899	14,964,281	$8,978,569	$86,904,523	$58,113,606	$(549,555)	$8,573,713	$162,042,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities - continuing operations	$10,527,154	$5,063,483
Net cash provided by operating activities - discontinued operations	-	324,522
Net cash provided by operating activities	10,527,154	5,388,005

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(2,673,192)	(13,709,598)
Proceeds from asset dispositions	548,480	51,590
Proceeds from sale of CW-Belize, net of cash provided	6,971,234	-
Collections on loans receivable	734,980	1,041,787
Payment for land and right of way held for development	-	(2,168,180)
Net cash provided by (used in) investing activities	5,581,502	(14,784,401)

Cash flows from financing activities
Dividends paid to common shareholders	(3,833,359)	(3,818,499)
Dividends paid to preferred shareholders	(2,958)	(2,846)
Repurchase of redeemable preferred stock	(24,096)	(2,718)
Proceeds received from exercise of stock options	15,822	12,976
Payments on note payable to related party	-	(392,000)
Issuance of note payable to related party	-	784,000
Net cash used in financing activities	(3,844,591)	(3,419,087)
Net increase (decrease) in cash and cash equivalents and restricted cash	12,264,065	(12,815,483)
Cash and cash equivalents and restricted cash at beginning of period	31,337,477	45,482,966
Cash and cash equivalents and restricted cash at end of period	$43,601,542	$32,667,483

Cash and cash equivalents at end of period	41,991,071	32,667,483
Restricted cash at end of period	1,610,471	-
Cash and cash equivalents and restricted cash at end of period	$43,601,542	$32,667,483

Interest paid in cash	$1,501	$6,539

Non-cash investing and financing activities
Dividends declared but not paid	$1,280,213	$1,275,066
Transfers from inventory to property, plant and equipment and construction in progress	$342,619	$304,279
Transfers from construction in progress to property, plant and equipment	$7,408,954	$492,252
Transfers from other assets to construction in progress	$-	$1,253,299
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,393,737	$-

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

Net foreign currency gains arising from transactions and re-measurements were $41,977 and $97,329 for the three months ended September 30, 2019 and 2018, respectively, and $54,012 and $63,087 for the nine months ended September 30, 2019 and 2018, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents and restricted cash: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of September 30, 2019 and December 31, 2018 include $17.9 million and $8.4 million, respectively, of certificates of deposits with an original maturity of three months or less.

The restricted cash balance of approximately $1.6 million as of September 30, 2019, represents a certificate of deposit with an original maturity of three months or less, held as security for a $1.5 million standby letter of credit obtained in March 2019, and $100,000 held as collateral for a letter of credit obtained in September 2019.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. As of September 30, 2019, the equivalent United States dollar cash balances for deposits held in The Bahamas were approximately $9.0 million.

Revenue recognition: Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenue disaggregated by revenue source (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Retail revenue	6,271,220	6,185,558	19,941,395	18,884,929
Bulk revenue	6,449,757	7,806,552	20,502,121	22,934,036
Services revenue	95,980	807,424	287,349	1,054,100
Manufacturing revenue	3,072,282	3,253,750	10,452,158	4,798,948
Total revenue	$15,889,239	$18,053,284	$51,183,023	$47,672,013

Retail revenue

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

The Company recognizes revenue from water sales at the time water is supplied to the customer’s premises. The amount of water supplied is determined and invoiced based upon water meter readings performed at the end of each month. All retail water contracts are month-to-month contracts. The Company has elected the “right to invoice” practical expedient for revenue recognition on its retail water sale contracts and recognizes revenue in the amount to which the Company has a right to invoice.

Bulk revenue

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

Services and Manufacturing revenue

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

The Company recognizes construction services and manufacturing revenue over time under the input method using costs incurred (which represents work performed) to date relative to total estimated costs at completion to measure progress toward satisfying its performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, material and overhead. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any costs and estimated earnings in excess of billings are classified as current assets. Billings in excess of costs and estimated earnings on uncompleted contracts, if any, are classified as current liabilities.

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

On February 14, 2019, the Company closed the transaction and completed the sale of CW-Belize to BWSL effective January 1, 2019. After adjustments, the final price for CW-Belize was approximately $7.0 million. Pursuant to the sale and purchase agreement, BWSL initially paid the Company $6.735 million of the purchase price and approximately $265,000 was withheld to cover indemnification obligations of the Company under the agreement. The remaining $265,000 of the purchase price was paid by BWSL in August 2019.

Summarized financial information for CW-Belize as of September 30, 2019 and December 31, 2018 and for the three months and nine months ended September 30, 2019 and 2018 is as follows:

	September 30,	December 31,
	2019	2018
Current assets	$-	$1,959,494
Property, plant and equipment, net	-	725,930
Inventory, non-current	-	356,854
Goodwill	-	379,651
Intangible assets	-	467,575
Other assets	-	14,023
Total assets of discontinued operations	$-	$3,903,527

Total liabilities of discontinued operations	$-	$646,452

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$-	$770,904	$-	$2,360,785
Income from operations	-	267,197	-	901,050
Net income	-	243,362	-	869,794
Gain on sale of discontinued operations	-	-	3,621,170	-
Depreciation	-	28,731	-	86,710

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

	Three Months Ended September 30, 2019
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$6,271,220	$6,449,757	$95,980	$3,072,282	$15,889,239
Cost of revenue	2,945,586	4,269,739	31,601	1,933,333	9,180,259
Gross profit	3,325,634	2,180,018	64,379	1,138,949	6,708,980
General and administrative expenses	3,497,320	294,189	546,204	487,914	4,825,627
Gain on asset dispositions and impairments, net	6,518	500	-	-	7,018
Income (loss) from operations	$(165,168)	$1,886,329	$(481,825)	$651,035	1,890,371
Other income, net					229,841
Income before income taxes					2,120,212
Benefit from income taxes					(40,075)
Net income from continuing operations					2,160,287
Income from continuing operations attributable to non-controlling interests					433,235
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					1,727,052
Total income from discontinued operations					-
Net income attributable to Consolidated Water Co. Ltd. stockholders					$1,727,052

Depreciation and amortization expenses for the three months ended September 30, 2019 for the retail, bulk, services and manufacturing segments were $617,671, $933,955, $1,136 and $214,751, respectively.

	Three Months Ended September 30, 2018
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$6,185,558	$7,806,552	$807,424	$3,253,750	$18,053,284
Cost of revenue	2,750,599	5,289,151	682,713	2,205,830	10,928,293
Gross profit	3,434,959	2,517,401	124,711	1,047,920	7,124,991
General and administrative expenses	2,967,187	366,532	846,258	627,102	4,807,079
(Loss) on asset dispositions and impairments, net	(9,084)	-	-	(3,331)	(12,415)
Income (loss) from operations	$458,688	$2,150,869	$(721,547)	$417,487	2,305,497
Other income, net					2,326,768
Income before income taxes					4,632,265
Provision for income taxes					12,659
Net income from continuing operations					4,619,606
Income from continuing operations attributable to non-controlling interests					310,579
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					4,309,027
Total income from discontinued operations					243,362
Net income attributable to Consolidated Water Co. Ltd. stockholders					$4,552,389

Depreciation and amortization expenses for the three months ended September 30, 2018 for the retail, bulk, services and manufacturing segments were $498,663, $790,970, $7,638 and $399,987, respectively.

	Nine Months Ended September 30, 2019
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$19,941,395	$20,502,121	$287,349	$10,452,158	$51,183,023
Cost of revenue	8,753,948	13,992,452	198,614	7,013,977	29,958,991
Gross profit	11,187,447	6,509,669	88,735	3,438,181	21,224,032
General and administrative expenses	10,020,019	900,572	1,811,971	1,466,091	14,198,653
Gain on asset dispositions and impairments, net	401,088	47,000	-	-	448,088
Income (loss) from operations	$1,568,516	$5,656,097	$(1,723,236)	$1,972,090	7,473,467
Other income, net					540,264
Income before income taxes					8,013,731
Provision for income taxes					73,117
Net income from continuing operations					7,940,614
Income from continuing operations attributable to non-controlling interests					1,172,039
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					6,768,575
Net income from discontinued operations					3,621,170
Net income attributable to Consolidated Water Co. Ltd. stockholders					$10,389,745

Depreciation and amortization expenses for the nine months ended September 30, 2019 for the retail, bulk, services and manufacturing segments were $1,751,048, $2,858,081, $3,409 and $707,517, respectively.

	Nine Months Ended September 30, 2018
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$18,884,929	$22,934,036	$1,054,100	$4,798,948	$47,672,013
Cost of revenue	8,234,803	15,736,936	921,653	3,300,370	28,193,762
Gross profit	10,650,126	7,197,100	132,447	1,498,578	19,478,251
General and administrative expenses	8,926,550	961,266	2,162,632	1,865,311	13,915,759
(Loss) on asset dispositions and impairments, net	(11,074)	-	-	(3,331)	(14,405)
Income (loss) from operations	$1,712,502	$6,235,834	$(2,030,185)	$(370,064)	5,548,087
Other income, net					2,786,397
Income before income taxes					8,334,484
Benefit from income taxes					(113,607)
Net income from continuing operations					8,448,091
Income from continuing operations attributable to non-controlling interests					484,778
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					7,963,313
Net income from discontinued operations					869,794
Net income attributable to Consolidated Water Co. Ltd. stockholders					$8,833,107

Depreciation and amortization expenses for the nine months ended September 30, 2018 for the retail, bulk, services and manufacturing segments were $1,506,292, $2,318,007, $22,915, and $1,198,707, respectively.

	As of September 30, 2019
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,447,446	$16,598,862	$1,440,306	$2,468,587	$22,955,201
Property, plant and equipment, net	$29,430,224	$31,153,615	$11,364	$1,510,978	$62,106,181
Construction in progress	$367,533	$522,814	$-	$35,223	$925,570
Intangibles, net	$-	$-	$-	$1,331,111	$1,331,111
Goodwill	$1,170,511	$1,948,875	$-	$4,885,211	$8,004,597
Land and rights of way held for development	$-	$-	$24,161,024	$-	$24,161,024
Total segment assets	$64,676,232	$69,650,381	$33,278,394	$15,172,838	$182,777,845

	As of December 31, 2018
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,947,193	$18,480,589	$1,812,838	$987,475	$24,228,095
Property, plant and equipment, net	$24,435,501	$32,820,908	$14,772	$1,609,637	$58,880,818
Construction in progress	$5,437,093	$574,659	$3,291	$-	$6,015,043
Intangibles, net	$-	$-	$-	$1,891,667	$1,891,667
Goodwill	$1,170,511	$1,948,875	$-	$4,885,211	$8,004,597
Land and rights of way held for development	$-	$-	$24,161,024	$-	$24,161,024
Total segment assets	$61,210,879	$67,740,088	$27,406,983	$12,254,121	$168,612,071
Assets of discontinued operations					$3,903,527
Total assets					$172,515,598

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$1,727,052	$4,309,027	$6,768,575	$7,963,313
Less: preferred stock dividends	(2,869)	(3,102)	(9,068)	(9,398)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	1,724,183	4,305,925	6,759,507	7,953,915
Total income from discontinued operations	-	243,362	3,621,170	869,794
Net income available to common shares in the determination of basic earnings per common share	$1,724,183	$4,549,287	$10,380,677	$8,823,709

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,026,710	14,963,195	15,022,489	14,960,602
Plus:
Weighted average number of preferred shares outstanding during the period	34,507	37,621	34,061	35,066
Potential dilutive effect of unexercised options and unvested stock grants	76,877	123,904	76,293	123,747
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,138,094	15,124,720	15,132,843	15,119,415

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

The Company’s equity investment in OC-BVI amounted to $1,879,448 and $2,584,987 as of September 30, 2019 and December 31, 2018, respectively.

Summarized financial information for OC-BVI is as follows:

	September 30,	December 31,
	2019	2018
Current assets	$886,760	$2,286,179
Non-current assets	3,576,216	3,859,310
Total assets	$4,462,976	$6,145,489

	September 30,	December 31,
	2019	2018
Current liabilities	$93,129	$132,005
Non-current liabilities	672,300	1,048,950
Total liabilities	$765,429	$1,180,955

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$803,861	$708,601	$2,358,836	$2,138,238
Cost of revenue	523,038	354,476	1,626,152	888,628
Gross profit	280,823	354,125	732,684	1,249,610
General and administrative expenses	170,385	325,721	594,980	742,645
Income from operations	110,438	28,404	137,704	506,965
Other income (expense), net	(4,050)	3,360,304	(20,191)	3,458,070
Net income	106,388	3,388,708	117,513	3,965,035
Income attributable to non-controlling interests	18,691	6,773	56,206	36,180
Net income attributable to controlling interests	$87,697	$3,381,935	$61,307	$3,928,855

A reconciliation of the beginning and ending balances for the Company’s investment in OC-BVI for the nine months ended September 30, 2019 is as follows:

Balance as of December 31, 2018	$2,584,987
Profit sharing and equity from earnings of OC-BVI	36,811
Distributions received from OC-BVI	(742,350)
Balance as of September 30, 2019	$1,879,448

The Company recognized $38,174 and $1,472,154 in earnings from its equity investment in OC-BVI for the three months ended September 30, 2019 and 2018, respectively, and $26,686 and $1,710,230 for the nine months ended September 30, 2019 and 2018, respectively. The Company recognized $2,025 and $536,625 in profit sharing income from its profit-sharing agreement with OC-BVI for the three months ended September 30, 2019 and 2018, respectively, and $10,125 and $621,675 for the nine months ended September 30, 2019 and 2018, respectively.

For the three months ended September 30, 2019 and 2018, the Company recognized $95,980 and $97,668, respectively, in revenue from its management services agreement with OC-BVI. For the nine months ended September 30, 2019 and 2018, the Company recognized $287,349 and $344,344, respectively, in revenue from its management services agreement with OC-BVI. The Company also recognized approximately $710,000 in revenue for the three and nine months ended September 30, 2018 for the refurbishment of OC-BVI’s Bar Bay plant. Amounts payable by OC-BVI to the Company were $12,182 and $46,746 as of September 30, 2019 and December 31, 2018, respectively.

7. NSC and AdR project development

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, CW-Cooperatief, a 50% interest in NSC, a development stage Mexican company. CW-Cooperatief has since purchased, through the conversion of a loan it made to NSC, additional shares that increased its ownership interest in NSC to 99.99%. NSC was formed to pursue a project (the “Project”) that originally encompassed the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system. As discussed in paragraphs that follow, during 2015 the scope of the Project was defined by the State of Baja California (the “State”) to consist of a first phase consisting of a 50 million gallon per day plant and an aqueduct that connects to the Mexican potable water infrastructure and a second phase consisting of an additional 50 million gallons per day of production capacity.

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

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, the CEA, the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by January 2025. The APP Contract further requires AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct will be transferred to the CEA.

The APP Contract does not become effective until the following remaining open conditions, among others, have been met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;

•	AdR has obtained all rights of way required for the aqueduct; and

•	all debt financing agreements necessary to provide the funding to AdR for the first phase of the Project have been executed.

In December 2016, the Congress of the State of Baja California, Mexico (the “Congress”) passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract and authorized the corresponding public entities to obtain a credit facility to guarantee their payment obligations. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities. In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenue from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress in December 2017. The authorization for the execution of the credit agreement to guarantee the payment obligations of the public entities under the APP Contract given in Decreto #57, as amended by Decreto #168, expired on December 31, 2018. During the congressional session held at the end of March 2019, the Congress passed Decreto #335, which renewed the authorizations for the various payment trusts, guaranties and bank credit lines required to be established for the Project by the State entities. Decreto #335 expires December 31, 2019. However, expiration of Decreto #335 does not result in a termination of the APP Contract and/or the Project, as a new authorization may be issued by Congress.

Following their issuances, the following legal proceedings were initiated against Decretos #168 and #335:

(a) Amparo (i.e. constitutional appeal) trial against Decreto #168 initiated by certain individuals in June 2018. Both the provisional and definitive suspensions of the effects of Decreto #168 requested by these claimants were denied by the Third District Court in Tijuana. As such, the effects of Decreto #168 have not been suspended. Even though NSC was named as an interested third party, it was not notified of this procedure until June 2019. Following such notification, NSC filed a writ, stating that it is not an interested third party to this trial, as NSC is not a party to the APP Contract. Further, NSC stated that, as mentioned in Decreto #168 itself, and the amparo lawsuit, AdR could be an interested third party, and therefore, the appropriate interested third party called to trial. The constitutional hearing (final hearing) in this proceeding was held on June 21, 2019, without AdR being called to trial. On July 31, 2019, this proceeding was dismissed. While the claimants had the right to file a remedy against this dismissal within 10 business days following notification of the dismissal resolution, no such remedy was filed, as certified by the Third District Court in Tijuana on September 24, 2019. On such same date, the Court ordered the definitive archive of the corresponding docket, as this matter has been definitively concluded.

(b) Amparo trial against Decreto #335, filed by a certain congressman and his alternate in April 2019. Given that neither AdR nor NSC are parties to this action, based on publicly available information the Company understands that in April 2019, a congressman of the Congress and his alternate filed this claim, stating that there are no interested third parties in this trial. Both the provisional and definitive suspensions of the effects of Decreto #335 requested by claimants, were denied by the Sixth District Court in Mexicali. As such, the effects of Decreto #335 have not been suspended. On July 31, 2019, this proceeding was dismissed. However, according to publicly available information, on August 15, 2019, the claimants filed a remedy against the dismissal. As neither AdR nor NSC are parties to this Amparo trial, they are not parties to that remedy. The Sixth Collegiate Tribunal of the Fifteenth Circuit will resolve such remedy, but as of this date, no resolution of this remedy has been issued.

(c) Amparo trial against Decreto #335, filed in May 2019 by certain individuals that allegedly form part of local chambers of commerce (Consejo Coordinador Empresarial). In May 2019, an initial resolution dismissing the claim was issued by the First District Court in Tijuana. Further, the claimants in this proceeding filed a remedy against the mentioned dismissal, which was resolved in the claimants’ favor by a superior court, therefore forcing the admission of this amparo claim by the First District Court in Tijuana. Both the provisional and definitive suspensions of the effects of Decreto #335 requested by claimants were denied by the First District Court in Tijuana. Claimants have filed remedies against the different resolutions denying such suspensions. However, to date, none of such remedies has been resolved. On October 1, 2019, AdR appeared before the First District Court, to vigorously oppose this claim. The hearing that shall analyze the constitutionality of Decreto #335 under this claim is currently scheduled for November 25, 2019 (although it has been deferred on several occasions). The last resolution within this proceeding was issued on October 30, 2019, whereby the First District Court in Tijuana ordered that CEA and CESPT be served under the legal process as third parties with interest in these proceedings.

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

If AdR is ultimately unable to proceed with the Project due to a failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective, or for any other reason, the land NSC has purchased and the right of way deposits it has made may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their carrying values as of September 30, 2019 of approximately $24.2 million. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on the Company’s financial condition and results of operations.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $546,000 and $846,000 for the three months ended September 30, 2019 and 2018, respectively, and $1,809,000 and $2,158,000 for the nine months ended September 30, 2019 and 2018, respectively. The assets and liabilities of NSC and AdR included in the Company’s consolidated balance sheets amounted to approximately $29.7 million and $2.9 million, respectively, as of September 30, 2019 and approximately $26.2 million and $243,000 respectively, as of December 31, 2018.

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

In April 2018, AdR filed an amparo against the official writs issued by the Tenth Civil Judge to two governmental entities. In May 2018, the amparo claim was amended to also request protection against additional official writs issued by the Tenth Civil Judge to two other governmental entities and one banking institution. In May 2018, the Third District Court for Amparo and Federal Trials in the State of Baja California with residence in Tijuana granted a temporary suspension of the effects and consequences of the claimed official writs issued by the Tenth Civil Judge pending a further determination by the Third District Court. Such suspension was granted definitively in July 2018, and in August 2018, a resolution determining that the claimed official writs are unconstitutional, was issued. EWG filed a remedy against such resolution, which has not yet been resolved.

On October 16, 2018, NSC was served with the claim. On November 7, 2018, NSC filed a legal response to the claim, vigorously opposing the claims made by EWG. In addition to such legal response, NSC filed (i) a request to submit the claim to arbitration, based on certain provisions of the by-laws of NSC, (ii) an appeal remedy against the preliminary relief, and (iii) a request for the setting of a guarantee to release the preliminary relief granted in favor of EWG. The appeal remedy mentioned in (ii) above has not been resolved.

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

On April 12, 2019, the Tenth Civil Judge ruled that the request for arbitration was not applicable under Mexican law. On May 17, 2019, NSC filed an amparo (i.e. constitutional) claim against this ruling that was resolved on October 31, 2019. Such resolution orders the Tenth Civil Judge to issue a new resolution on the request to submit the claim to arbitration. This does not necessarily imply that the Tenth Civil Judge shall rule to move to arbitration. However, if the new resolution is unfavorable for NSC, NSC is prepared to vigorously oppose such resolution.

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

Further, on April 12, 2019, the Tenth Civil Judge granted EWG the opportunity to file a counter guarantee in the amount of 1,500,000 Mexican pesos to maintain the ex-parte preliminary relief granted in its favor. With respect to this matter, the Tenth Civil Judge issued a resolution on April 26, 2019 allowing such counter guarantee to be filed in the form of a security deposit or in any other form allowed by the law, without extending the term initially granted for the filing of the counter guarantee.

NSC has vigorously opposed the resolution of the Tenth Civil Judge allowing the filing of a counter guarantee through the filing of a revocation remedy and an appeals remedy against it. To date, neither of such remedies has been resolved. Furthermore, EWG filed a bond policy as the counter guarantee, following the expiration of the term initially granted by the Tenth Civil Judge.

Despite the posting of the previously mentioned 1,000,000 Mexican pesos guarantee, the Tenth Civil Judge failed to make her resolution effective, which would thereby rescind the previously mentioned preliminary relief granted to EWG. Consequently, on June 19, 2019, NSC filed before the Public Registry of Property of Baja California a cancellation request for the provisional lien and the preventive annotation recorded against NSC’s property in the public real estate records. On June 24, 2019, the Public Registry of Property of Baja California issued an encumbrances cancellation resolution, approving the release of the provisional lien and the preventive annotation recorded against NSC’s property in the public real estate records. Such encumbrances cancellation resolution was registered before the Public Registry of Property of Playas de Rosarito on June 25, 2019. On June 26, 2019, the Public Registry of Property of Playas de Rosarito issued a certificate of no liens with respect to the real estate owned by NSC.

On June 27, 2019, the Tenth Civil Judge issued a resolution acknowledging the posting, by NSC, of the guarantee in the amount of 12,000 Mexican pesos mentioned above, and therefore suspending the litigation of the preliminary relief, until the appeals remedy filed by NSC against the resolution granting EWG such preliminary relief is resolved by a superior court within the judiciary branch of the government of the State of Baja California, México. With respect to this matter, EWG failed to submit arguments against the appeals remedy filed by NSC. However, to date, no resolution on this appeals remedy has been issued.

Also on June 27, 2019, the Tenth Civil Judge acknowledged the posting, by EWG, of a bond policy as the counter guarantee allowed pursuant to the Tenth Civil Judge’s ruling on April 26, 2019. However, considering that the litigation of the preliminary relief was suspended as a result of the posting by NSC of the 12,000 Mexican pesos guarantee, the Tenth Civil Judge determined that she is not able to rule on the admission or validity of the EWG counter-guarantee until the appeals remedy is resolved and the litigation of the preliminary relief recommences. Regardless of the resolution of such appeals remedy, NSC plans to vigorously oppose the filing of such bond policy.

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

AdR has entered into a lease for land to be used in the Project with an initial effective term of 20-years from the date of full operation of the Rosarito seawater desalination plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $30,000 every two months. The lease is cancellable by AdR should it ultimately not proceed with the project. All lease assets denominated in a foreign currency are measured using the exchange rate at commencement of the lease or the adoption of ASU 2016-02, whichever is later. All lease liabilities denominated in a foreign currency are remeasured using the exchange rate as of September 30, 2019.

Effective May 1, 2019, the Company executed a new lease for its office located in the Cayman Islands under similar terms compared to the prior lease. This new lease expires April 30, 2024.

Lease assets and liabilities

The following table presents the lease-related assets and liabilities recorded as of September 30, 2019 and their respective location on the consolidated balance sheets:

September 30, 2019
ASSETS
Current
Prepaid expenses and other current assets	$57,249
Noncurrent
Operating lease right-of-use assets	4,393,737
Total lease right-of-use assets	$4,450,986

LIABILITIES
Current
Current maturities of operating leases	$647,709
Noncurrent
Noncurrent operating leases	3,809,573
Total lease liabilities	$4,457,282

Weighted average remaining lease term:
Operating leases	18 years

Weighted average discount rate:
Operating leases	4.61%

The components of lease cost for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	$218,587	$567,814
Short-term lease costs	4,119	12,154
Total lease costs	$222,706	$579,968

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$218,003	$708,494

Future lease payments relating to the Company's operating lease liabilities as of September 30, 2019 were as follows:

Years ending December 31,	Total
Remainder of 2019	$229,765
2020	821,655
2021	581,206
2022	505,985
2023	515,413
Thereafter	3,737,940
Total future lease payments	6,391,964
Less: Imputed interest	(1,934,682)
Total lease obligations	4,457,282
Less: Current obligations	(647,709)
Noncurrent lease obligations	$3,809,573

9. Fair value

As of September 30, 2019 and December 31, 2018, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments. Management concluded that the carrying amounts for loans receivable as of December 31, 2018 approximated their fair value as the stated interest rates approximated market rates.

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

10. Contingencies

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2019 and 2018, the Company generated approximately 39% and 34%, respectively, of its consolidated revenue and 50% and 48%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2019 and 2018, the Company generated approximately 39% and 39%, respectively, of its consolidated revenue and 53% and 56%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the 1990 license expired on January 31, 2018. The Company continues to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with its understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. The Company continues to pay the royalty required under the 1990 license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $16.2 million as of September 30, 2019 and $17.6 million as of December 31, 2018.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of September 30, 2019, the Company has not provided an allowance for CW-Bahamas’ accounts receivable from the WSC.

If CW-Bahamas continues to be unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations without new funding from its shareholders; (ii) the Company may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) the Company may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on the Company’s results of operations, financial position and cash flows.

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

Acquisition of 51% interest in PERC Water Corporation

On October 24, 2019 (the “Closing Date”), the Company, through its wholly-owned subsidiary, CW-Holdings, entered into a stock purchase agreement (the “Purchase Agreement”) with PERC Water Corporation (“PERC”) and its seven shareholders (collectively, the “Sellers”). Pursuant to the terms of the Purchase Agreement, CW-Holdings purchased a 51% ownership interest in PERC for an aggregate purchase price of approximately $4.1 million in cash. After giving effect to the transactions contemplated by the Purchase Agreement, CW-Holdings owns 51% of the outstanding capital stock of PERC, and four other individuals (the “Remaining Shareholders”), three of whom are PERC executives, own 49% of the outstanding capital stock of PERC.

CW-Holdings also acquired from the Remaining Shareholders an option to compel the Remaining Shareholders to sell, and granted to the Remaining Shareholders an option to require CW-Holdings to purchase, the Remaining Shareholders’ 49% ownership interest in PERC at a price based upon the fair market value of PERC at the time of the exercise of the option. CW-Holdings’ option is exercisable on or after the third anniversary of the Closing Date and the Remaining Shareholders’ option is exercisable on or after the fifth anniversary of the Closing Date.

PERC is a water infrastructure company headquartered in Cosa Mesa, California that develops, designs, builds, operates and manages wastewater and water reuse infrastructure. PERC generated approximately $8.7 million and $11.8 million in revenue for the nine months ended June 30, 2019 and the twelve months ended September 30, 2018, respectively.

In connection with the Purchase Agreement, CW-Holdings and the Remaining Shareholders entered into a shareholders’ agreement, pursuant to which CW-Holdings and the Remaining Shareholders agreed to certain rights and obligations with respect to the governance of PERC.

Purchase of land from related party

In October 2019, Aerex purchased for $126,500 approximately 1.3 acres of land adjacent to its manufacturing facility from a company owned by the minority shareholder of Aerex.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements regarding our future revenue, future plans, objectives, expectations and events, assumptions and estimates. Forward-looking statements can be identified by use of the words or phrases “will,” “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “potential,” “believe,” “plan,” “anticipate,” “expect,” “intend,” or similar expressions and variations of such words. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business.

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

•	tourism and weather conditions in the areas we serve;

•	the economic, political and social stability of each country in which we conduct or plan to conduct business;

•	our relationships with the governments we serve;

•	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;

•	our ability to successfully enter new markets, including Mexico; and

•	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our 2018 Annual Report on Form 10-K.

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

References herein to “we,” “our,” “ours” and “us” refer to Consolidated Water Co. Ltd. and its subsidiaries.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ significantly from such estimates and assumptions.

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

In late December 2018, our Board of Directors formally approved the sale of our CW-Belize subsidiary, which was part of our bulk water operations, to Belize Water Services Ltd. (“BWSL”) and on February 14, 2019, we completed the sale (which was effective as of January 1, 2019) of CW-Belize to BWSL. In accordance with U.S. generally accepted accounting principles, the gain we recorded on the sale of CW-Belize in 2019 of $3,621,170 and CW-Belize’s results of operations for 2018 have been reflected in our consolidated results of operations as discontinued operations. Net income from these discontinued operations for the three months ended September 30, 2019 and 2018 was $0 and $243,362 ($0.02 per share on a fully diluted basis), respectively, and $3,621,170 ($0.24 per share on a fully diluted basis) and $869,794 ($0.06 per share on a fully diluted basis) for the nine months ended September 30, 2019 and 2018, respectively.

The following discussion and analysis of our results of operations refers only to our continuing operations.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2019 was $1,727,052 ($0.11 per share on a fully diluted basis), as compared to $4,309,027 ($0.28 per share on a fully diluted basis) for 2018.

Total revenue for 2019 decreased to $15,889,239 from $18,053,284 in 2018, due to revenue declines for all of our segments other than the retail segment. Gross profit for 2019 was $6,708,980 (42% of total revenue) as compared to $7,124,991 (39% of total revenue) for 2018. For further discussion of revenue and gross profit see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis remained consistent at $4,825,627 for 2019 as compared to $4,807,079 for 2018.

Other income, net was $229,841 for 2019 as compared to $2,326,768 for 2018. Other income, net was significantly higher in 2018 than in 2019 as a result of a litigation settlement received by OC-BVI in September 2018 which resulted in aggregate profit-sharing income and equity in the earnings of OC-BVI for 2018 that exceeded the 2019 amounts earned from OC-BVI by almost $2 million.

Results by Segment

Retail Segment:

The retail segment incurred a loss from operations of ($165,168) in 2019 as compared to contributing $458,688 to our income from operations for 2018.

Revenue generated by our retail water operations was $6,271,220 in 2019 as compared to $6,185,558 in 2018. The marginal growth in retail water sales for 2019 is consistent with the increase of the volume of water sold by Cayman Water of approximately 1% from 2018 to 2019.

Retail segment gross profit was $3,325,634 (53% of retail revenue) for 2019 as compared to $3,434,959 (56% of retail revenue) for 2018. The decrease in gross profit in dollars and as a percentage of sales for 2019 is attributable to an increase of approximately $123,000 in depreciation expense primarily arising from capital expenditures incurred for the expansion of the plant capacity of our Abel Castillo Water Works plant.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses increased to $3,497,320 for 2019 as compared to $2,967,187 for 2018 as a result of incremental expenses of approximately (i) $274,000 in employee costs arising from pay increases and new hires; and (ii) $222,000 for business development, the majority of which was incurred for our acquisition of a 51% interest in PERC Water Corporation in October 2019.

Bulk Segment:

The bulk segment contributed $1,886,329 and $2,150,869 to our income from operations for 2019 and 2018, respectively.

Bulk segment revenue was $6,449,757 and $7,806,552 for 2019 and 2018, respectively. The decrease in bulk revenue from 2018 to 2019 is attributable to OC-Cayman, which experienced a decline in revenue of approximately $1,407,000 as a result of the two new contracts (at lower rates) with the Water Authority-Cayman (the “WAC”) for water supplied from (1) the Red Gate and North Sound plants which commenced in February 2019 and (2) the North Side Water Works plant, which commenced in July 2019.

Gross profit for our bulk segment was $2,180,018 (34% of bulk revenue) and $2,517,401 (32% of bulk revenue) for 2019 and 2018, respectively. Gross profit in dollars decreased in 2019 as compared to 2018 due to (i) an increase in depreciation expense recorded by CW-Bahamas for its Windsor plant of approximately $220,000 that results from the refurbishment of this plant completed in late 2018; and (ii) lower margins earned by OC-Cayman on its new contracts (as compared to its previous contracts) with the WAC.

Bulk segment G&A expenses remained relatively consistent at $294,189 for 2019 as compared to $366,532 for 2018.

Services Segment:

The services segment incurred losses from operations of ($481,825) and ($721,547) for 2019 and 2018, respectively.

Services segment revenue decreased to $95,980 for 2019 from $807,424 for 2018 due to lower fees generated under our management services agreement with OC-BVI and approximately $710,000 in revenue generated in 2018 under a refurbishment project for OC-BVI’s plant.

Gross profit for the services segment was $64,379 and $124,711 for 2019 and 2018, respectively.

G&A expenses for the services segment decreased to $546,204 for 2019 as compared to $846,258 for 2018 due to a decrease in the development expenses for our Mexico project.

Manufacturing Segment:

The manufacturing segment contributed $651,035 to our income from operations in 2019 as compared to $417,487 in 2018.

Manufacturing revenue was $3,072,282 and $3,253,750 for 2019 and 2018, respectively. Manufacturing revenue decreased from 2018 to 2019 due to a slightly lower number of active projects.

Manufacturing gross profit was $1,138,949 (37% of manufacturing revenue) and $1,047,920 (32% of manufacturing revenue) for 2019 and 2018, respectively. The increase in manufacturing gross profit in dollars and as a percentage of revenue stems from two projects with relatively higher margins than those completed in the prior period.

G&A expenses for the manufacturing segment dropped to $487,914 for 2019 as compared to $627,102 for 2018 as a result of a decrease in the amortization expenses for intangible assets recorded in connection with the acquisition of Aerex.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2019 was $6,768,575 ($0.45 per share on a fully diluted basis), as compared to $7,963,313 ($0.52 per share on a fully diluted basis) for 2018.

Total revenue for 2019 increased to $51,183,023 from $47,672,013 in 2018, as a result of the performance of our retail and manufacturing segments. Gross profit for 2019 was $21,224,032 (41% of total revenue) as compared to $19,478,251 (41% of total revenue) for 2018. For further discussion of revenue and gross profit see the “Results by Segment” analysis that follows.

G&A expenses on a consolidated basis remained relatively consistent at $14,198,653 for 2019 as compared to $13,915,759 for 2018.

In June 2019, we completed the sales of our CW-Bali assets and its stock for $365,000 and $25,000, respectively. Such sales constitute most of the $448,088 gain on asset dispositions for 2019.

Results by Segment

Retail Segment:

The retail segment contributed $1,568,516 to our income from operations for 2019 as compared to $1,712,502 for 2018.

Revenue generated by our retail water operations grew to $19,941,395 in 2019 from $18,884,929 in 2018. This growth in revenue reflects a volume of water sold by Cayman Water that was more than 2% higher in 2019 as compared to 2018. We believe this higher sales volume is attributable to lower rainfall amounts in 2019. Additionally, energy prices were higher in 2019 than in 2018, increasing the energy pass through component of our Cayman Water retail revenue by approximately $400,000. Offsetting these increases was a lack of revenue from CW-Bali in 2019, as compared to $140,000 in revenue from CW-Bali in 2018.

Retail segment gross profit increased as a result of the higher 2019 revenue to $11,187,447 (56% of retail revenue) for 2019 as compared to $10,650,126 (56% of retail revenue) for 2018.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses increased to $10,020,019 for 2019 as compared to $8,926,550 for 2018 as a result of incremental expenses of approximately (i) $407,000 in employee costs arising from pay increases and new hires; and (ii) $496,000 for business development.

The retail segment generated a gain on asset dispositions of $401,088 in 2019 primarily from the sales of our CW-Bali assets and its stock.

Bulk Segment:

The bulk segment contributed $5,656,097 and $6,235,834 to our income from operations for 2019 and 2018, respectively.

Bulk segment revenue was $20,502,121 and $22,934,036 for 2019 and 2018, respectively. The decrease in bulk revenue from 2018 to 2019 is attributable to OC-Cayman, which experienced a decline in revenue of approximately $2,466,000 as a result of the two new contracts at lower rates with the WAC for water supplied from (1) the Red Gate and North Sound plants which commenced in February 2019 and expires in 2024 and (2) the North Side Water Works plant, which commenced in July 2019 and expires in 2026.

Gross profit for the bulk segment was $6,509,669 (32% of bulk revenue) and $7,197,100 (31% of bulk revenue) for 2019 and 2018, respectively. Gross profit in dollars decreased in 2019 as compared to 2018 due to (i) an increase in depreciation expense recorded by CW-Bahamas for its Windsor plant of approximately $638,000 that results from the refurbishment of this plant completed in late 2018; and (ii) lower margins earned by OC-Cayman on its new contracts (as compared to its previous contracts) with the WAC.

Bulk segment G&A expenses remained relatively consistent at $900,572 for 2019 as compared to $961,266 for 2018.

Services Segment:

The services segment incurred losses from operations of ($1,723,236) and ($2,030,185) for 2019 and 2018, respectively.

Services segment revenue decreased to $287,349 for 2019 from $1,054,100 for 2018 due to lower fees generated under our management services agreement with OC-BVI and approximately $710,000 in revenue generated in 2018 under a refurbishment project for OC-BVI’s plant.

The gross profit for the services segment was $88,735 and $132,447 for 2019 and 2018, respectively.

G&A expenses for the services segment decreased to $1,811,971 for 2019 as compared to $2,162,632 for 2018 due to a decrease in the development expenses for our Mexico project.

Manufacturing Segment:

The manufacturing segment contributed $1,972,090 to our income from operations in 2019. The manufacturing segment incurred a loss from operations of ($370,064) in 2018.

Manufacturing revenue was $10,452,158 and $4,798,948 for 2019 and 2018, respectively. Manufacturing revenue increased from 2018 to 2019 due to an increase in the number of orders that resulted in expanded project production activity. In addition, a portion of Aerex’s production capacity in 2018 was utilized in the production of various components used by its affiliates, CW-Bahamas (for the refurbishment of its Windsor plant) and Cayman Water (for the expansion of its Abel Castillo Water Works plant). While the revenue Aerex generated from this work for its affiliates amounted to approximately $2 million in 2018, such intercompany sales were eliminated in consolidation for financial reporting purposes.

Manufacturing gross profit was $3,438,181 (33% of manufacturing revenue) and $1,498,578 (31% of manufacturing revenue) for 2019 and 2018, respectively. The increases in manufacturing gross profit in dollars and as a percentage of revenue stem from the increase in revenue and production efficiencies.

G&A expenses for the manufacturing segment dropped to $1,466,091 for 2019 as compared to $1,865,311 for 2018 as a result of a decrease in the amortization expenses for intangible assets recorded in connection with the acquisition of Aerex.

FINANCIAL CONDITION

The significant changes in our consolidated balance sheet as of September 30, 2019 as compared to December 31, 2018 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) result from changes in restricted cash, accounts receivable, current inventory, property, plant and equipment, construction in progress, lease assets and lease liabilities, and accounts payable, accrued expenses and other current liabilities. The reasons for these changes are as follows:

The restricted cash balance of $1,610,471 as of September 30, 2019, represents a certificate of deposit with an original maturity of three months or less, held as security for a $1.5 million standby letter of credit obtained in March 2019 and $100,000 held as collateral for a letter of credit obtained in September 2019.

Accounts receivable decreased by approximately $1.3 million primarily due to collections of CW-Bahamas’ accounts receivable. Such accounts receivable totaled $16.2 million as of September 30, 2019 as compared to $17.6 million as of December 31, 2018.

Current inventory increased by approximately $798,000 as a result of incremental raw materials purchased to support the increased production activity of our manufacturing segment as well as spare parts per the contractual agreement of OC-Cayman.

Property, plant and equipment increased by $3.2 million, and construction in progress decreased by $5.1 million primarily as a result of the commissioning of the expanded plant capacity of our Abel Castillo Water Works plant in Grand Cayman in March 2019.

The increases in lease assets and lease liabilities from December 31, 2018 to September 30, 2019 results from the adoption of ASU 2016-02, Leases (Topic 842), effective January 1, 2019, which required us to recognize right-of-use assets and lease liabilities for all leases.

Accounts payable, accrued expenses and other liabilities decreased by $2.4 million as a result of payment of year-end operating accruals for utilities and purchase orders received as well as an approximate decrease of $800,000 due to the sale of CW-Bali.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the last quarter of 2019 include capital expenditures for our existing operations of approximately $500,000, approximately $600,000 to be expended for NSC's and AdR's project development activities and approximately $1.3 million for dividends payable. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $5.1 million for the year ended December 31, 2018 and approximately $3.8 million for the nine months ended September 30, 2019.

In February 2019, our Board approved a $4.0 million revolving loan facility to Aerex with interest at the rate of 3% per annum, repayable in December 2019. In March 2019, Aerex borrowed $2.5 million under this revolving loan facility and borrowed an additional $1.5 million in April 2019. Aerex repaid the loan in full in November 2019.

In October 2019 we paid $4.1 million in cash to purchase 51% of the equity ownership of PERC Water Corporation, a water infrastructure company headquartered in Cosa Mesa, California that develops, designs, builds, operates and manages wastewater and water reuse infrastructure.

As of September 30, 2019, we had cash and cash equivalents of $42.0 million and working capital of $67.9 million. With the possible exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2019 and thereafter.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $16.2 million as of September 30, 2019 and $17.6 million as of December 31, 2018. Approximately 74% of the September 30, 2019 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of September 30, 2019, we have not provided an allowance for CW-Bahamas’ accounts receivable from the WSC.

We believe the delays we have experienced in collecting CW-Bahamas’ receivables have been exacerbated by the significant impact of Hurricane Dorian, which devastated the northern Bahamas in September 2019.

If CW-Bahamas continues to be unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations without new funding from its shareholders; (ii) we may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our results of operations, financial position and cash flows.

Discussion of Cash Flows for the Nine Months Ended September 30, 2019

Our cash and cash equivalents increased to $41,991,071 as of September 30, 2019 from $31,337,477 as of December 31, 2018.

Cash Flows from Operating Activities

Our operating activities from continuing operations provided cash of $10,527,154. This net cash provided reflects net income generated for the nine months ended September 30, 2019, of $11,561,784 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $5,320,055, the gain on sale of CW-Belize of $3,621,170, an increase in current inventory of $1,140,909 primarily in the manufacturing and bulk segments, and a net decrease in accounts receivable of $1,410,880 as well as a net decrease in accounts payable, accrued expenses and other current liabilities of $1,635,079.

Cash Flows from Investing Activities

Net cash provided by our investing activities was $5,581,502. Additions to property, plant and equipment and construction in progress (primarily arising from the refurbishment of the CW-Bahamas’ Windsor plant and the expansion of Cayman Water’s Abel Castillo Water Works plant) used $2,673,192 in cash. These cash outflows were offset by $734,980 in collections on loans receivable from the WAC and $6,971,234 in proceeds from the sale of CW-Belize.

Cash Flows from Financing Activities

Our financing activities used $3,844,591 in net cash, almost all of which related to the payment of dividends.

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water had the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2019 and 2018, we generated approximately 39% and 34%, respectively, of our consolidated revenue and 50% and 48%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2019 and 2018, we generated approximately 39% and 39%, respectively, of our consolidated revenue and 53% and 56%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. We continue operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with our understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. We continue to pay the royalty required under the 1990 license.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the WAC to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license. In January 2019, we proposed to OfReg to adjust our rates based upon inflation consistent with the terms of the 1990 license. However, OfReg rejected this proposed rate increase and the rates Cayman Water presently charges continue to be those that were in put into effect in January 2018.

The Cayman Islands government could seek to grant a third party a license to service some or all of Cayman Water’s present service area. However, as set forth in the expired license, “the Governor hereby agrees that upon the expiry of the term of this Licence or any extension thereof, he will not grant a licence or franchise to any other person or company for the processing, distribution, sale and supply of water within the Licence Area without having first offered such a licence or franchise to the Company on terms no less favourable than the terms offered to such other person or company.”

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

NSC and AdR Project Development

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexican company. CW-Cooperatief has since purchased, through the conversion of a loan it made to NSC, additional shares that increased its ownership interest in NSC to 99.99%. NSC was formed to pursue a project (the “Project”) that originally encompassed the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system. As discussed in paragraphs that follow, during 2015 the scope of the Project was defined by the State of Baja California (the “State”) to consist of a first phase consisting of a 50 million gallon per day plant and an aqueduct that connects to the Mexican potable water infrastructure and a second phase consisting of an additional 50 million gallons per day of production capacity.

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

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, the CEA, the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by January 2025. The APP Contract further requires AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct will be transferred to the CEA.

The APP Contract does not become effective until the following remaining open conditions, among others, have been met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;

•	AdR has obtained all rights of way required for the aqueduct; and

•	all debt financing agreements necessary to provide the funding to AdR for the first phase of the Project have been executed.

In December 2016, the Congress of the State of Baja California, Mexico (the “Congress”) passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract and authorized the corresponding public entities to obtain a credit facility to guarantee their payment obligations. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities. In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenue from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress in December 2017. The authorization of the payment obligations of the public entities under the APP Contract given in Decreto #57, as amended by Decreto #168, expired on December 31, 2018. During the congressional session held at the end of March 2019, the Congress passed Decreto #335, which renewed the authorizations for the various payment trusts, guaranties and bank credit lines required to be established for the Project by the State entities. Decreto #335 expires December 31, 2019. However, expiration of Decreto #335 does not result in a termination of the APP Contract and/or the Project, as a new authorization may be issued by Congress.

Following their issuances, the following legal proceedings were initiated against Decretos #168 and #335:

(a) Amparo (i.e. constitutional appeal) trial against Decreto #168 initiated by certain individuals in June 2018. Both the provisional and definitive suspensions of the effects of Decreto #168 requested by these claimants were denied by the Third District Court in Tijuana. As such, the effects of Decreto #168 have not been suspended. Even though NSC was named as an interested third party, it was not notified of this procedure until June 2019. Following such notification, NSC filed a writ, stating that it is not an interested third party to this trial, as NSC is not a party to the APP Contract. Further, NSC stated that, as mentioned in Decreto #168 itself, and the amparo lawsuit, AdR could be an interested third party, and therefore, the appropriate interested third party called to trial. The constitutional hearing (final hearing) in this proceeding was held on June 21, 2019, without AdR being called to trial. On July 31, 2019, this proceeding was dismissed. While the claimants had the right to file a remedy against this dismissal within 10 business days following notification of the dismissal resolution, no such remedy was filed, as certified by the Third District Court in Tijuana on September 24, 2019. On such same date, the Court ordered the definitive archive of the corresponding docket, as this matter has been definitively concluded.

(b) Amparo trial against Decreto #335, filed by a certain congressman and his alternate in April 2019. Given that neither AdR nor NSC are parties to this action, based on publicly available information the Company understands that in April 2019, a congressman of the Congress and his alternate filed this claim, stating that there are no interested third parties in this trial. Both the provisional and definitive suspensions of the effects of Decreto #335 requested by claimants, were denied by the Sixth District Court in Mexicali. As such, the effects of Decreto #335 have not been suspended. On July 31, 2019, this proceeding was dismissed. However, according to publicly available information, on August 15, 2019, the claimants filed a remedy against the dismissal. As neither AdR nor NSC are parties to this Amparo trial, they are not parties to that remedy. The Sixth Collegiate Tribunal of the Fifteenth Circuit will resolve such remedy, but as of this date, no resolution of this remedy has been issued.

(c) Amparo trial against Decreto #335, filed in May 2019 by certain individuals that allegedly form part of local chambers of commerce (Consejo Coordinador Empresarial). In May 2019, an initial resolution dismissing the claim was issued by the First District Court in Tijuana. Further, the claimants in this proceeding filed a remedy against the mentioned dismissal, which was resolved in the claimants’ favor by a superior court, therefore forcing the admission of this amparo claim by the First District Court in Tijuana. Both the provisional and definitive suspensions of the effects of Decreto #335 requested by claimants were denied by the First District Court in Tijuana. Claimants have filed remedies against the different resolutions denying such suspensions. However, to date, none of such remedies has been resolved. On October 1, 2019, AdR appeared before the First District Court, to vigorously oppose this claim. The hearing that shall analyze the constitutionality of Decreto #335 under this claim is currently scheduled for November 25, 2019 (although it has been deferred on several occasions). The last resolution within this proceeding was issued on October 30, 2019, whereby the First District Court in Tijuana ordered that CEA and CESPT be served under the legal process as third parties with interest in these proceedings.

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

If AdR is ultimately unable to proceed with the Project due to a failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective, or for any other reason, the land NSC has purchased and the right of way deposits it has made may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their carrying values as of September 30, 2019 of approximately $24.2 million. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project, could have a material adverse impact on our financial condition and results of operations.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $546,000 and $846,000 for the three months ended September 30, 2019 and 2018, respectively, and $1,809,000 and $2,158,000 for the nine months ended September 30, 2019 and 2018, respectively. The assets and liabilities of NSC and AdR included in the Company’s consolidated balance sheets amounted to approximately $29.7 million and $2.9 million, respectively, as of September 30, 2019 and approximately $26.2 million and $243,000 respectively, as of December 31, 2018.

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

In April 2018, AdR filed an amparo against the official writs issued by the Tenth Civil Judge to two governmental entities. In May 2018, the amparo claim was amended to also request protection against additional official writs issued by the Tenth Civil Judge to two other governmental entities and one banking institution. In May 2018, the Third District Court for Amparo and Federal Trials in the State of Baja California with residence in Tijuana granted a temporary suspension of the effects and consequences of the claimed official writs issued by the Tenth Civil Judge pending a further determination by the Third District Court. Such suspension was granted definitively in July 2018, and in August 2018, a resolution determining that the claimed official writs are unconstitutional, was issued. EWG filed a remedy against such resolution, which has not yet been resolved.

On October 16, 2018, NSC was served with the claim. On November 7, 2018, NSC filed a legal response to the claim, vigorously opposing the claims made by EWG. In addition to such legal response, NSC filed (i) a request to submit the claim to arbitration, based on certain provisions of the by-laws of NSC, (ii) an appeal remedy against the preliminary relief, and (iii) a request for the setting of a guarantee to release the preliminary relief granted in favor of EWG. The appeal remedy mentioned in (ii) above has not been resolved.

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

On April 12, 2019, the Tenth Civil Judge ruled that the request for arbitration was not applicable under Mexican law. On May 17, 2019, NSC filed an amparo (i.e. constitutional) claim against this ruling that was resolved on October 31, 2019. Such resolution orders the Tenth Civil Judge to issue a new resolution on the request to submit the claim to arbitration. This does not necessarily imply that the Tenth Civil Judge shall rule to move to arbitration. However, if the new resolution is unfavorable for NSC, NSC is prepared to vigorously oppose such resolution.

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

Further, on April 12, 2019, the Tenth Civil Judge granted EWG the opportunity to file a counter guarantee in the amount of 1,500,000 Mexican pesos to maintain the ex-parte preliminary relief granted in its favor. With respect to this matter, the Tenth Civil Judge issued a resolution on April 26, 2019 allowing such counter guarantee to be filed in the form of a security deposit or in any other form allowed by the law, without extending the term initially granted for the filing of the counter guarantee.

NSC has vigorously opposed the resolution of the Tenth Civil Judge allowing the filing of a counter guarantee through the filing of a revocation remedy and an appeals remedy against it. To date, neither of such remedies has been resolved. Furthermore, EWG filed a bond policy as the counter guarantee, following the expiration of the term initially granted by the Tenth Civil Judge.

Despite the posting of the previously mentioned 1,000,000 Mexican pesos guarantee, the Tenth Civil Judge failed to make her resolution effective, which would thereby rescind the previously mentioned preliminary relief granted to EWG. Consequently, on June 19, 2019, NSC filed before the Public Registry of Property of Baja California a cancellation request for the provisional lien and the preventive annotation recorded against NSC’s property in the public real estate records. On June 24, 2019, the Public Registry of Property of Baja California issued an encumbrances cancellation resolution, approving the release of the provisional lien and the preventive annotation recorded against NSC’s property in the public real estate records. Such encumbrances cancellation resolution was registered before the Public Registry of Property of Playas de Rosarito on June 25, 2019. On June 26, 2019, the Public Registry of Property of Playas de Rosarito issued a certificate of no liens with respect to the real estate owned by NSC.

On June 27, 2019, the Tenth Civil Judge issued a resolution acknowledging the posting, by NSC, of the guarantee in the amount of 12,000 Mexican pesos mentioned above, and therefore suspending the litigation of the preliminary relief, until the appeals remedy filed by NSC against the resolution granting EWG such preliminary relief is resolved by a superior court within the judiciary branch of the government of the State of Baja California, México. With respect to this matter, EWG failed to submit arguments against the appeals remedy filed by NSC. However, to date, no resolution on this appeals remedy has been issued.

Also on June 27, 2019, the Tenth Civil Judge acknowledged the posting, by EWG, of a bond policy as the counter guarantee allowed pursuant to the Tenth Civil Judge’s ruling on April 26, 2019. However, considering that the litigation of the preliminary relief was suspended as a result of the posting by NSC of the 12,000 Mexican pesos guarantee, the Tenth Civil Judge determined that she is not able to rule on the admission or validity of the EWG counter-guarantee until the appeals remedy is resolved and the litigation of the preliminary relief recommences. Regardless of the resolution of such appeals remedy, NSC plans to vigorously oppose the filing of such bond policy.

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

Effect of newly issued but not yet effective accounting standards:

None.

Dividends

•	On January 31, 2019, we paid a dividend of $0.085 to shareholders of record on January 2, 2019.
•	On April 30, 2019, we paid a dividend of $0.085 to shareholders of record on April 1, 2019.
•	On July 31, 2019, we paid a dividend of $0.085 to shareholders of record on July 1, 2019.
•	On August 13, 2019, our Board declared a dividend of $0.085 payable on October 31, 2019 to shareholders of record on October 1, 2019.

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

Impact of Inflation

Under the terms of our Cayman Islands license and our water sales agreements in The Bahamas and the British Virgin Islands, our water rates are automatically adjusted for inflation on an annual basis. We, therefore, believe that the impact of inflation on our gross profit, measured in consistent dollars, should not be material. However, significant increases in items such as fuel and energy costs could create additional credit risks for us, as our customers’ ability to pay our invoices could be adversely affected by such increases.

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

On October 16, 2018, NSC was served with the claim. On November 7, 2018, NSC filed a legal response to this claim, vigorously opposing the claims made by EWG. In addition to such legal response, NSC filed (i) a request to submit the claim to arbitration, based on certain provisions of the by-laws of NSC, (ii) an appeal remedy against the preliminary relief, and (iii) a request for the setting of a guarantee to release the preliminary relief granted in favor of EWG. The appeal remedy mentioned in (ii) above has not been resolved.

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

On April 12, 2019, the Tenth Civil Judge ruled that the request for arbitration was not applicable under Mexican law. On May 17, 2019, NSC filed an amparo (i.e. constitutional) claim against this ruling that was resolved on October 31, 2019. Such resolution orders the Tenth Civil Judge to issue a new resolution on the request to submit the claim to arbitration. This does not necessarily imply that the Tenth Civil Judge shall rule to move to arbitration. However, if the new resolution is unfavorable for NSC, NSC is prepared to combat such resolution vigorously.

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

Further, on April 12, 2019, the Tenth Civil Judge granted EWG the opportunity to file a counter guarantee in the amount of 1,500,000 Mexican pesos to maintain the ex-parte preliminary relief granted in its favor. With respect to this matter, the Tenth Civil Judge issued a resolution on April 26, 2019 allowing such counter guarantee to be filed in the form of a security deposit or in any other form allowed by the law, without extending the term initially granted for the filing of the counter guarantee.

NSC has vigorously opposed the resolution of the Tenth Civil Judge allowing the filing of a counter guarantee through the filing of a revocation remedy and an appeals remedy against it. To date, neither of such remedies has been resolved. Furthermore, EWG filed a bond policy as the counter guarantee, after the expiration of the term initially granted by the Tenth Civil Judge.

Despite the posting of the previously mentioned 1,000,000 Mexican pesos guarantee, the Tenth Civil Judge failed to make her resolution effective, which would thereby rescind the previously mentioned preliminary relief granted to EWG. Consequently, on June 19, 2019, NSC filed before the Public Registry of Property of Baja California a cancellation request of the provisional lien and the preventive annotation recorded against NSC’s property in the public real estate records. On June 24, 2019, the Public Registry of Property of Baja California issued an encumbrances cancellation resolution, approving the release of the provisional lien and the preventive annotation recorded against NSC’s property in the public real estate records. Such encumbrances cancellation resolution was registered before the Public Registry of Property of Playas de Rosarito on June 25, 2019. On June 26, 2019, the Public Registry of Property of Playas de Rosarito issued a certificate of no liens with respect to the real estate owned by NSC.

On June 27, 2019, the Tenth Civil Judge issued a resolution acknowledging the posting, by NSC, of the guarantee in the amount of 12,000 Mexican pesos mentioned above, and therefore suspending the litigation of the preliminary relief, until the appeals remedy filed by NSC against the resolution granting EWG such preliminary relief is resolved by a superior court within the judiciary branch of the government of the State of Baja California, México. With respect to this matter, EWG failed to submit arguments against the appeals remedy filed by NSC. However, to date, no resolution on this appeals remedy has been issued.

Also on June 27, 2019, the Tenth Civil Judge acknowledged the posting, by EWG, of a bond policy as the counter guarantee allowed pursuant to the Tenth Civil Judge’s ruling on April 26, 2019. However, considering that the litigation of the preliminary relief was suspended as a result of the posting by NSC of the 12,000 Mexican pesos guarantee, the Tenth Civil Judge determined that she is not able to rule on the admission or validity of the EWG counter-guarantee until the appeals remedy is resolved and the litigation of the preliminary relief recommences. Regardless of the resolution of such appeals remedy, NSC plans to vigorously oppose the filing of such bond policy.

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

Our exclusive license to provide water to retail customers in the Cayman Islands has not been expressly extended and we are presently unable to predict the outcome of our on-going negotiations relating to this license.

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water had the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2019 and 2018, we generated approximately 39% and 34%, respectively, of our consolidated revenue and 50% and 48%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2019 and 2018, we generated approximately 39% and 39%, respectively, of our consolidated revenue and 53% and 56%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. We continue operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with our understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. We continue to pay the royalty required under the 1990 license.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the Water Authority-Cayman to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license. In January 2019, we proposed to OfReg to adjust our rates based upon inflation, consistent with the terms of the 1990 license. However OfReg rejected this proposed rate increase and the rates Cayman Water presently charges continue to be those that were in put into effect in January 2018.

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

We have paid $24.2 million for land, rights of way and equipment and incurred development expenses of approximately $30.4 million to date for a possible project in Mexico. We may continue to make significant expenditures in the pursuit of this project. However, we may not be successful in completing this project.

We own 99.99% of NSC, a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of September 30, 2019, our consolidated balance sheet includes purchases for the Project of approximately $24.2 million for land, rights of way and equipment. The Project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, have resulted in additional developmental expenses totaling $30.4 million from 2010 through September 30, 2019.

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

The APP Contract does not become effective until the following remaining open conditions,among others have been met:

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

If AdR is ultimately unable to proceed with the Project due to (i) the legal challenges to the Decretos; (ii) the litigation initiated by NSC’s minority shareholder: (iii) failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective; or (iv) any other reason, the land NSC has purchased and the right of way deposits it has made may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their aggregate carrying values as of September 30, 2019 of approximately $24.2 million. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on our financial condition and results of operations.

Periodically, our Bahamas subsidiary experiences substantial delays in the collection of its accounts receivable. As a result, our Bahamas subsidiary could have insufficient liquidity to continue operations, and our consolidated results of operations could be materially adversely affected.

CW-Bahamas’ accounts receivable balances due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $16.2 million as of September 30, 2019 and $17.6 million as of December 31, 2018. Approximately 74% of the September 30, 2019 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of September 30, 2019, we have not provided an allowance for CW-Bahamas’ accounts receivable from the WSC.

We believe the delays we have experienced in collecting CW-Bahamas’ receivables have been exacerbated by the significant impact of Hurricane Dorian, which devastated the northern Bahamas in September 2019.

If CW-Bahamas continues to be unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations without new funding from its shareholders; (ii) we may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our results of operations, financial position and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2019, we issued 861 shares of preferred stock to six employees for cash at a price of $10.10 per share. The issuance of the preferred stock to five of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”) because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). One employee is an US person and the issuance of such shares to him was exempt under Section 4(a)(2) of the Securities Act. The US person is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through the employee’s business relationship with us, to information about us.

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

Date: November 12, 2019

