Form 10-K
period 2019-12-31
Consolidated Water Co. Ltd.
filed 2020-03-16
CIK 928340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________________ to __________________

Commission File Number: 0-25248

CONSOLIDATED WATER CO. LTD.

(Exact name of Registrant as specified in its charter)

CAYMAN ISLANDS	98-0619652
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Regatta Office Park
Windward Three, 4th Floor, West Bay Road
P.O. Box 1114
Grand Cayman, KY1-1102, Cayman Islands	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (345) 945-4277

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.60 Par Value	CWCO	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐        No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 28, 2019, was $204,187,029.

As of March 6, 2020, 15,078,499 shares of the registrant’s common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement related to its 2020 Annual Shareholders’ Meeting will be subsequently filed with the Securities and Exchange Commission and are incorporated by reference into Part III of this Form 10-K.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

•	tourism and weather conditions in the areas we serve;
•	the economic, political and social stability of each country in which we conduct or plan to conduct business;
•	our relationships with the government entities and other customers we serve;
•	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
•	our ability to successfully enter new markets, including Mexico; and
•	other factors, including those “Risk Factors” set forth under Part I, Item 1A. “Risk Factors” in this Annual Report

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

Our Netherlands subsidiary conducts business in US$ and euros and our Mexico subsidiaries conduct business in US$ and Mexican pesos. The exchange rates for conversion of euros and Mexican pesos into US$ vary based upon market conditions.

PART I

ITEM 1.	BUSINESS

Overview

Through our subsidiaries and affiliate, we provide the following services to our customers in the Cayman Islands, The Bahamas, the United States and British Virgin Islands:

•	Retail Water Operations. We produce potable water from seawater utilizing reverse osmosis technology and supply this water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the Cayman Islands government to provide water in two of the three most populated and rapidly developing areas on Grand Cayman. In 2019, our retail water operations generated approximately 38% of our consolidated revenue.

•	Bulk Water Operations. We produce potable water from seawater utilizing reverse osmosis technology and supply this water to government-owned distributors in the Cayman Islands and The Bahamas. In 2019, our bulk water operations generated approximately 39% of our consolidated revenue. As of and through December 31, 2018, we also supplied bulk water in Belize, however, in February 2019, we completed the sale (which was effective as of January 1, 2019) of this subsidiary to our government-controlled customer in Belize. Accordingly, our results of continuing operations no longer include the results of this Belize subsidiary. Our former Belize subsidiary’s results of operations for 2018 are reflected in our consolidated results of operations as discontinued operations.

•	Services Operations. We design, construct and sell water production and water treatment plants, and we manage and operate water production and water treatment plants for third parties. We also provide water related consulting services. In 2019, our services operations generated approximately 3% of our consolidated revenue.

•	Manufacturing Operations. We manufacture and service a wide range of specialized and custom water-related products and systems applicable to commercial, municipal and industrial water production, supply and treatment. In 2019, our manufacturing operations generated approximately 20% of our consolidated revenue.

•	Affiliate Operations. We own 50% of the voting rights and 43.53% of the equity rights of Ocean Conversion (BVI) Ltd., which produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department.

As of December 31, 2019, the number of water production plants we and our affiliate operated in each country, and the production capacities of these plants, were as follows:

Location	Plants	Capacity(1)
Cayman Islands	7	9.9
Bahamas	3	14.9
British Virgin Islands	2	0.8
Total	12	25.6

(1)	In millions of gallons per day.

Strategy

We are a global water solutions company that serves a variety of customers through multiple product and service offerings. Presently, we:

•	produce and sell potable water through the development and operation of water infrastructure that employs reverse osmosis technology to produce potable water from seawater;

•	develop, sell and manage water treatment and water reuse system infrastructure that meets regulatory, environmental and commercial needs and requirements;

•	fabricate/manufacture specialized and custom equipment and products employed in the production and treatment of water for municipal, commercial and industrial purposes; and

•	provide water-related management and consulting services.

We expect to continue to expand and diversify our products, services and markets to meet the ever-expanding global demand for water.

Key elements of our strategy include:

Market expansion. We continue to seek to expand our existing operations in the markets we believe have significant unfulfilled demands for desalinated potable water, water treatment and reuse systems and our other products and services. These markets include the Caribbean, the United States and Mexico. We may also pursue business in other markets where we believe we can be successful.

Complementary products, services and businesses. We continue to aggressively pursue acquisitions or joint ventures that (i) complement and enhance our existing businesses; (ii) expand our product and service offerings and markets; and (iv) support our objective to be a multi-faceted water solution provider.

Our Company

We conduct our operations in the Cayman Islands, The Bahamas, the United States, the British Virgin Islands, and Mexico through our subsidiaries and our affiliate. Our corporate organizational structure is as follows.

Retail Segment

Cayman Water Company Limited (“Cayman Water”). Cayman Water operates under an exclusive retail license granted by the Cayman Islands government to provide water to customers within a prescribed service area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. Cayman Water owns and operates three seawater reverse osmosis desalination plants. Cayman Water and the Water Authority-Cayman (“WAC”) (which is owned by the government) are Grand Cayman’s only water utilities.

Aquilex, Inc. (“Aquilex”). Aquilex, a U.S. company, provides financial, engineering, information technology, administrative and supply chain management support services to our subsidiaries and affiliate. We include Aquilex in our retail segment for financial segment reporting purposes; however, it provides services to all four of our business segments.

Bulk Segment

Consolidated Water (Bahamas) Limited (“CW-Bahamas”). We own 90.9% of CW-Bahamas, which provides bulk water under long-term contracts to the Water and Sewerage Corporation of The Bahamas (“WSC”), a government agency. CW-Bahamas owns and operates our largest desalination plant and two other desalination plants.

Ocean Conversion (Cayman) Limited (“OC-Cayman”). OC-Cayman provides bulk water under long-term contracts to the WAC, a government-owned utility and regulatory agency, which distributes the water to properties located outside our exclusive retail license service area on Grand Cayman. OC-Cayman built, sold and operates three seawater reverse osmosis desalination plants owned by the WAC.

Services Segment

DesalCo Limited (“DesalCo”). A Cayman Islands company, DesalCo provides design, management, engineering and construction services for desalination projects as well as management and engineering services relating to municipal water distribution and treatment.

Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), N.S.C. Agua, S.A. de C.V. (“NSC”) and Aguas de Rosarito S.A.P.I. de C.V. (“AdR”). CW-Cooperatief is a wholly-owned Netherlands subsidiary incorporated in 2010. CW-Cooperatief owns 99.9% of NSC, a Mexican company. NSC was formed to pursue a project encompassing the design, construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipeline to deliver water to the Mexican potable water system. This project is currently in the development stage and NSC does not generate any operating revenues. In August 2016, NSC incorporated AdR, a special purpose Mexican company, that will ultimately own the Mexico project if it proceeds. NSC owns 99.6% of AdR and in February 2018, our subsidiary, Consolidated Water U.S. Holdings, Inc. acquired the remaining 0.4% of AdR’s equity ownership previously held by an unrelated party. If our Mexico project proceeds, we will own from 25% to 35% of the equity of AdR (the remaining equity in AdR will be sold to unrelated investors) as well as 50% of the joint venture that will operate and maintain the plant.

PERC Water Corporation (“PERC”). On October 24, 2019, we purchased, through our wholly-owned U.S. subsidiary, Consolidated Water U.S. Holdings, Inc., 51% of the equity in PERC, a U.S. company headquartered in Costa Mesa, California. PERC develops, builds, sells, operates and manages wastewater and water reuse infrastructure.

Manufacturing Segment

Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”) and Aerex Industries, Inc. (“Aerex”). In 2016, we purchased, through CW-Holdings, 51% of the equity in Aerex, a U.S. company located in Fort Pierce, Florida. Aerex is an original equipment manufacturer of a wide range of specialized and custom products and systems applicable to desalination, municipal water treatment and industrial water and wastewater treatment. Aerex’s products include reverse osmosis desalination equipment, membrane separation equipment, filtration equipment, piping systems, vessels and custom fabricated components. Aerex also offers engineering, design, consulting, inspection, training and equipment maintenance services to its customers. In January 2020, we acquired the remaining 49% equity interest in Aerex for $8.5 million.

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

Discontinued Operations

As of and through December 31, 2018, we sold bulk water in Belize through our wholly-owned subsidiary, Consolidated Water Belize Ltd. (“CW-Belize”), which is the exclusive provider of water in Ambergris Caye to Belize Water Services Ltd. (“BWSL”), a government-controlled entity which distributes the water through its own pipeline system to residential, commercial and tourist properties. BWSL distributes water primarily to residential properties, small hotels, and businesses that serve the tourist market. CW-Belize was included in our bulk segment.

In February 2019, we completed the sale (which was effective as of January 1, 2019) of CW-Belize to BWSL. See further discussion of this sale at Note 13 of the Notes to the Consolidated Financial Statements at ITEM 8 of this Annual Report.

Our Operations

For fiscal year 2019, our retail water, bulk water, services and manufacturing segments generated approximately 38%, 39%, 3% and 20%, respectively, of our consolidated revenue. For additional information about our business segments and geographical information about our operating revenue and long-lived assets, see Note 17 to our consolidated financial statements at ITEM 8 of this Annual Report.

Retail Water Operations

For fiscal years 2019 and 2018, our retail water operations accounted for approximately 38%, and 39%, respectively, of our consolidated revenue. This business produces and supplies water to end-users, including residential, commercial and government customers in the Cayman Islands.

Retail Operations in the Cayman Islands

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license has not been expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman: Seven Mile Beach and West Bay.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. We continue to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with our understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. We continue to pay the royalty required under the 1990 license.

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

See also ITEM 1.A. RISK FACTORS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies - Cayman Water Retail License.

Our retail operations in the Cayman Islands produce potable water at four seawater reverse osmosis desalination plants in Grand Cayman located at our Abel Castillo Water Works (“ACWW”), Britannia and West Bay sites. We own the land for our ACWW and West Bay plants and have entered into a lease for the land for our Britannia plant that expires January 1, 2027. The current production capacity of the plant located at ACWW is 3.0 million gallons of water per day. The production capacity of the Britannia plant is 715,000 gallons of water per day. The production capacity of the West Bay plant is 885,000 gallons of water per day.

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

We bill our customers on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. In 2019 and 2018, bad debts represented less than 1% of our total annual retail sales. In addition to their past due invoice balance, customers that have had their service disconnected must pay re-connection charges.

Historically, demand on our water production and pipeline distribution has varied throughout the year. Demand depends upon various factors, most notably rainfall amounts and the number of tourists during any particular time of the year. In general, the majority of tourists come from the United States during the winter which is also the dry season in the Cayman Islands.

Bulk Water Operations

For fiscal years 2019 and 2018, our bulk water operations accounted for approximately 39% and 47%, respectively, of our consolidated revenue. These operations produce potable water from seawater and sell this water to governments in the Cayman Islands and The Bahamas.

Bulk Water Operations in the Cayman Islands

Through our wholly-owned subsidiary OC-Cayman we provide bulk water to the WAC, a government-owned utility and regulatory agency, under two agreements. The WAC in turn distributes that water to properties in Grand Cayman outside of our retail license area.

The water we provide to the WAC is produced at three seawater reverse osmosis desalination plants in Grand Cayman owned by the WAC but designed, built and operated by OC-Cayman: the North Sound, Red Gate and North Side Water Works (“NSWW”) plants, which have production capacities of approximately 1.6 million, 1.3 million and 2.4 million gallons of water per day, respectively. The plants we operate for the WAC are located on land owned by the WAC.

The previous operating agreements for the North Sound and Red Gate plants expired in February 2019. In response to a public bidding process for a new operations and maintenance agreement encompassing both the North Sound and Red Gate plants, OC-Cayman submitted a bid for the new agreement.

In August 2018, the WAC accepted OC-Cayman’s bid for the new agreement, and the WAC and OC-Cayman entered into a new five-year contract commencing on February 1, 2019 for the operation of the North Sound and Red Gate plants. The terms of the new agreement are substantially consistent with those of the prior North Sound and Red Gate water supply agreements, except that (i) we have decreased the price we charge for the water supplied; and (ii) under the new agreement the WAC pays the energy costs for the operation of these plants directly to the utility company rather than paying OC-Cayman pass -through energy charges for these costs. The per gallon price we charged for the water supplied under the new agreement in February 2019, excluding the effect of the pass-through energy component, was approximately 25% less than the per gallon rate we charged in February 2018 under the prior agreements. As a result of this price reduction (and assuming comparable sales volumes), the revenues and operating income we generate from the North Sound and Red Gate plants commencing February 1, 2019 is less than the revenues and operating income we generated from these plants under the previous agreements.

Pursuant to a public bidding process, in February 2019 we submitted our bid to operate and maintain the third plant operated by OC-Cayman for the WAC, the North Side Water Works (“NSWW”) plant, for a period of seven years after the then current contract expired. In April 2019, the WAC accepted OC-Cayman’s bid for the new agreement, and the WAC and OC-Cayman entered into a new seven-year contract commencing on July l, 2019 for the operation of the NSWW plant. The previous operating agreement for the NSWW plant expired in June 2019. The per gallon price for the water supplied under the new agreement, excluding the pass-through energy component, is approximately 29% less than the price in effect as of June 30, 2019 and December 31, 2018. The remaining terms of the new agreement are substantially consistent with those of the prior NSWW water supply agreement, except that under the new agreement the WAC will pay the energy costs for the operation of this plant directly to the utility company rather than reimburse OC-Cayman for these costs.

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

Our water supply agreement with the WSC for our Windsor plant, which has a capacity of 2.8 million gallons per day, expires in August 2033 and requires us to deliver and requires the WSC to purchase a minimum of 16.8 million gallons per week. Pursuant to this agreement, CW-Bahamas was required to complete capital improvements to the Windsor plant to ensure that the plant can meet its performance guarantees during the agreement period. These improvements were completed during the fourth quarter of 2018.

We supply water from the Blue Hills plant, our largest seawater reverse osmosis desalination facility with a capacity of 12.0 million gallons per day, under the terms of a water supply agreement with the WSC that expires in March 2032 that requires us to deliver and requires the WSC to purchase a minimum of 63.0 million gallons of water each week.

The Bimini plant has a capacity of 115,000 gallons per day and supplies water to a private resort under a water supply agreement that expires in December 2020.

The high-pressure pumps at our Windsor and Blue Hills plants in The Bahamas are diesel engine-driven. Electricity for the remainder of our plant operations is supplied by Bahamas Power and Light. We maintain a standby generator with sufficient capacity to operate essential equipment at our Windsor and Blue Hills plants and are able to produce 100% of the production capacity with these plants during temporary interruptions in the electricity supply.

Services Operations

For fiscal years 2019 and 2018, our services operations accounted for approximately 3% and 3%, respectively, of our consolidated revenue.

We provide design, engineering and construction services for desalination infrastructure projects through DesalCo, which is recognized by suppliers as an original equipment manufacturer of seawater reverse osmosis desalination plants. DesalCo also provides management and procurement services for desalination plants and engineering services relating to municipal water production, distribution and treatment. DesalCo also conducts research and development. DesalCo sometimes tests new components and technology offered by suppliers in our business and, at times, we collaborate with suppliers in the development of their products. Presently, DesalCo is providing management and purchasing services to our affiliate OC-BVI in the British Virgin Islands. In the past, DesalCo has provided consulting services to the WSC and constructed and sold desalination plants to the WAC.

On October 24, 2019, we acquired 51% of the common stock of PERC, a U.S. company headquartered in Costa Mesa, California, which commenced operations in 2004. PERC develops, builds, and sells wastewater and water reuse infrastructure. PERC also provides management services for wastewater and water reuse infrastructure under long term operations and maintenance contracts. Over the three-year period ended December 31, 2019, PERC completed 20 design and build contracts and, as of December 31, 2019, PERC was managing 21 water treatment facilities. PERC’s primary markets are California and the Southwest U.S., but it has conducted business in other areas of the U.S.

Manufacturing Operations

For fiscal years 2019 and 2018, our manufacturing operations accounted for approximately 20% and 11%, respectively, of our consolidated revenue. Our manufacturing operations consists of Aerex, an original equipment manufacturer and service provider of a wide range of specialized and custom products applicable to desalination, municipal water treatment and industrial water and wastewater treatment. Aerex’s products include reverse osmosis desalination equipment, membrane separation equipment, filtration equipment, piping systems, vessels and custom fabricated components. Aerex’s manufacturing facility and headquarters are located in Fort Pierce, Florida and substantially all of its customers are U.S. companies. We acquired a 51% ownership interest in Aerex in 2016, and in January 2020 we acquired the remaining 49% ownership of Aerex.

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

Through DesalCo, we provide certain engineering and administrative services to OC-BVI for a monthly fee and a bonus arrangement which provides for payment of 4% of the net operating income of OC-BVI.

We account for our investment in OC-BVI using the equity method of accounting.

OC-BVI sells bulk water to BVIW&S, which distributes the water through its own pipeline system to residential, commercial and tourist properties on the islands of Tortola and Jost Van Dyke in the British Virgin Islands.

OC-BVI owns and operates a desalination plant located at Bar Bay, Tortola with a capacity of 720,000 gallons per day. Pursuant to a water supply agreement with the BVI government, OC-BVI is required to supply up to 600,000 gallons per day to the BVI government. This water supply agreement expires March 2031.

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

Reverse Osmosis Technology

The conversion of seawater to potable water is called desalination. The primary method of seawater desalination used throughout the world is reverse osmosis. Reverse osmosis is a fluid separation process in which the saline water (i.e. seawater) is pressurized and the fresh water is separated from the saline water by passing through a semi-permeable membrane which rejects the salts. The saline water is first passed through a pretreatment system, which generally consists of fine filtration and treatment chemicals, if required. Pre-treatment removes suspended solids and organics which could cause fouling of the membrane surface. Next, a high-pressure pump pressurizes the saline water thus enabling approximately 40% conversion of the saline water to fresh water as it passes through the membrane, while more than 99% of the dissolved salts are rejected and remain in the now concentrated saline water. This concentrate is discharged without passing through the membrane, and the remaining hydraulic energy in the concentrate is transferred to the initial saline feed water with an energy recovery device thus reducing the total energy requirement for the reverse osmosis system. The final step is post-treatment, which consists of stabilizing the produced fresh water (thereby removing undesirable dissolved gases), adjusting the pH and (if necessary) the mineral content, and providing chlorination to prepare it for distribution.

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

Wastewater Treatment Technology

Our wastewater treatment comprises various technologies which rely on the action of microorganisms to treat wastewater. The sequential batch reactor (“SBR”) technology we use is a conventional, proven method which has been used to treat organic wastewater for many years. More than 1,000 SBR treatment facilities are in use in the United States ranging in size from 10,000 gallons per day to 22 million gallons per day. Increasingly, we utilize Membrane Bioreactor (“MBR”) technology which leverages micro or ultra-filtration membranes to enhance biological wastewater treatment. The improvements offered by MBR technology include a reduced physical footprint for the facility, higher quality treated effluent and the ability to treat more challenging influent.

PERC has improved upon the standard SBR and MBR processes and strives to locate its equipment underground and concealed below aesthetically pleasing buildings.

Raw Materials and Sources of Supply

All materials, parts and supplies essential to our business operations are obtained from multiple sources and we use the latest industry technology. Prior to our acquisition of Aerex, we did not manufacture any parts or components for equipment essential to our business. Aerex has manufactured some of the key components for some of our plants in the past and we expect Aerex to continue to do so from time to time, however, our other businesses are not dependent on Aerex.

Our access to seawater for processing into potable water is granted through our licenses and contracts with governments of the various jurisdictions in which we have our operations.

Seasonal Variations in Our Business

Demand for our water in the Cayman Islands, The Bahamas and the British Virgin Islands is affected by variations in the level of tourism and rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, global health concerns such as COVID-19, and increased costs of fuel and airfares. We normally sell more water during the first and second quarters of the year, when the number of tourists is greater and local rainfall is less in our markets, than in the third and fourth quarters.

The business conducted by Aerex and PERC is generally not subject to seasonal variations.

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

The Cayman Islands

The Cayman Islands are a British Overseas Territory and has had a stable political climate since 1670, when the Treaty of Madrid ceded the Cayman Islands to England. The Queen of England appoints the Governor of the Cayman Islands to make laws with the advice and consent of the legislative assembly. The legislative assembly consists of 19 elected members and two members appointed by the Governor from the Civil Service. The Cabinet is responsible for day-to-day government operations. The Cabinet consists of the Premier and six other ministers who are chosen by the Premier from its 19 popularly elected members, and the two Civil Service members. The elected members choose from among themselves a leader, who is designated the Premier, and is in effect the leader of the elected government. The Governor has reserved powers and the United Kingdom retains full control over foreign affairs and defense. The Cayman Islands are a common law jurisdiction and have adopted a legal system similar to that of the United Kingdom.

The Cayman Islands have no taxes on profits, income, distributions, capital gains or appreciation. We have exemptions from, or receive concessionary rates of customs duties on, certain capital expenditures for plant and major consumable spare parts and supplies imported into the Cayman Islands under our retail water license. We do not pay import duty or taxes on reverse osmosis membranes, electric pumps and motors, and chemicals, but we do pay duty at the rate of 10% of the cost, including insurance and transportation to the Cayman Islands, of other plant and associated materials and equipment to manufacture or supply water in the Seven Mile Beach or West Bay areas. We have been advised by the Government of the Cayman Islands that we will not receive any duty concessions in any new retail water license signed with the government.

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

Markets and Service Areas

We operate in the Cayman Islands, The Bahamas, the United States and the British Virgin Islands. We believe that potential new markets for us include (i) any location where a need for potable water exists and reverse osmosis desalination of seawater or brackish water is an economically viable means of meeting such need; (ii) any location with a need for the water treatment and water reuse infrastructure development and management services we provide; and (iii) those new customers that require specialized water production and treatment products and systems such as those we manufacture.

Cayman Islands. The Cayman Islands government, through the WAC, supplies water to the areas of Grand Cayman that are not within our licensed area, as well as to Cayman Brac. We operate all but one of the reverse osmosis desalination plants owned by the WAC on Grand Cayman and supply water under two agreements held by OC-Cayman with the WAC.

According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in December 2018 to be 65,813. According to the figures published by the Department of Tourism Statistics Information Center, in 2019 as compared to 2018, tourist air arrivals increased by 8.6% to approximately 502,000 and cruise ship tourist arrivals decreased by 4.7% to approximately 1,830,000.

We believe that our water sales in the Cayman Islands are more positively impacted by stay-over tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only visit the island for one day or less and do not remain on the island overnight. Our water sales in the Cayman Islands are also greatly impacted by rainfall patterns and amounts on Grand Cayman.

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

Competition

Cayman Islands. Pursuant to our license granted by the Cayman Islands government, we have the exclusive right to provide potable, piped water within our licensed service area on Grand Cayman. The last express extension of this license expired on January 31, 2018. However, we continue to operate under the terms of this license, providing water services to the level and quality specified in the 1990 license and in accordance with its legal obligations, treating those obligations set forth in the license as operative notwithstanding the expiration of the express extension. Negotiations for a new license are on-going.

We are the only non-government-owned public water utility on Grand Cayman. The Cayman Islands government, through the WAC, supplies water to parts of Grand Cayman located outside of our licensed service area. Although we have no competition within our exclusive retail license service area for potable water, our ability to expand our service area is at the discretion of the Cayman Islands government. We have competed with such companies as SUEZ (formerly GE Water), Veolia, and IDE Technologies for bulk water supply contracts with the WAC and expect to compete with these and other companies for any new water supply contracts awarded by the WAC.

The Bahamas. On South Bimini Island in The Bahamas, we supply water to a private developer and do not have competitors. A competitor operates a seawater reverse osmosis desalination plant on North Bimini Island and other small islands. We competed with companies such as SUEZ (formerly GE Water), Veolia, IDE Technologies, GS Inima and Biwater for the contract with The Bahamas government to build and operate a seawater reverse osmosis desalination plant at Blue Hills, New Providence, Bahamas. We expect to compete with these companies and others for any future water supply contracts in The Bahamas.

British Virgin Islands. In the British Virgin Islands, SUEZ (formerly GE Water) operates seawater reverse osmosis desalination plants in West End, Tortola, and on Virgin Gorda and generally bids against OC-BVI for projects. Seven Seas Water, a division of AquaVenture Holdings, owns and operates a 2.75 million gallon per day desalination plant in Parakeeta Bay, Tortola for the British Virgin Islands government. We expect that OC-BVI will be required to compete against SUEZ (formerly GE Water), Aquaventure Holdings and other parties for any future business opportunities that may arise in the British Virgin Islands.

United States. Aerex competes in the highly fragmented industry for manufactured water production and treatment equipment and systems against a large number of manufacturers, fabricators and service providers, many of which have greater resources than Aerex.

Similar to Aerex, PERC competes in the highly fragmented industry for water treatment and water reuse infrastructure development and management against a large number of companies, many of which have greater resources than PERC.

Environmental and Health Regulatory Matters

Cayman Islands. With respect to our Cayman Islands operations, we operate our water plants in accordance with Cayman Islands laws and regulations. We are licensed by the WAC to extract seawater from wells and discharge concentrated seawater, which is a byproduct of our desalination process, into deep disposal wells.

Our Cayman Islands retail water license and bulk water operating contracts require our potable water to meet the World Health Organization’s Guidelines for Drinking Water Quality and contain less than 200 mg/l of total dissolved solids.

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

At several of our locations, hydrogen sulfide gas is present in the seawater and we are contractually obligated to operate our plants in a manner designed to prevent the emission of airborne gas into the environment.

United States. Consistent with other U.S. companies, Aerex and PERC must comply with various federal laws and regulations, such as those administered by the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration, as well as state and local laws and regulations.

We are not aware of any existing or pending environmental legislation which may negatively affect our operations. Presently, we do not have any outstanding issues with any regulatory authority.

Employees

As of March 6, 2020, we employed a total of 105 persons, 62 in the Cayman Islands, 23 in the United States, and 20 in The Bahamas. We also leased 22 employees for Aerex’s manufacturing activities in the United States, leased 46 employees for PERC’s activities in the United States and managed the five employees of OC-BVI in the British Virgin Islands. We have 15 management employees and 37 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. None of our employees are a party to a collective bargaining agreement. We consider our relationships with our employees to be good.

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

Investing in our common stock involves risks. Before investing in our common stock, you should consider carefully the factors discussed below and the information contained in this Annual Report. Each of these risks, as well as other risks and uncertainties not presently known to us or that we currently deem immaterial, could adversely affect our business, results of operations, cash flows and financial condition, and cause the value of our common stock to decline, which may result in the loss of part, or all, of your investment.

Our exclusive license to provide water to retail customers in the Cayman Islands has not been expressly extended and we are presently unable to predict the outcome of our on-going negotiations relating to this license.

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2019 and 2018, we generated approximately 38% and 39%, respectively, of our consolidated revenue and 53% and 54%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. We continue to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with our understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. We continue to pay the royalty required under the 1990 license.

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

We are presently unable to determine what impact the resolution of our retail license negotiations will have on our cash flows, financial condition or results of operations but such resolution could result in a material reduction (or the loss) of the operating income and cash flows we have historically generated from our retail operations and could require us to record impairment losses to reduce the carrying values of our retail segment assets. Such impairment losses could have a material adverse impact on our financial condition and results of operations.

We have paid $24.2 million for land, rights of way and equipment and incurred development expenses of approximately $30.8 million to date for a possible project in Mexico. We expect to expend significant additional funds in 2020 to continue to pursue this project. However, we may not be successful in completing this project.

We own 99.99% of NSC, a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of December 31, 2019, our consolidated balance sheet includes purchases for the Project of approximately $24.2 million for land, rights of way and equipment. The Project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, pursuing debt and equity funding, and maintaining a corporate presence in Mexico have resulted in additional developmental expenses totaling $30.8 million from the inception of our efforts on this project in 2010 through December 31, 2019.

In August 2014, the State of Baja California (the “State”) enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public-sector authority and a private party that we are seeking to complete the Project (the “APP Law”). Pursuant to this new legislation, in November 2015 the State officially commenced a tender process for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. Our consortium (“Consortium”) which included our subsidiary NSC and Suez Medio Ambiente México, S.A. de C.V., (“Suez MA”), a subsidiary of SUEZ International, S.A.S. submitted its tender for the Project in April 2016 and in June 2016, the State designated our Consortium as the winner of the tender process for the Project.

In August 2016, NSC incorporated Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that: (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation.

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

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez MA with the option to purchase 20% of the equity of AdR. If Suez MA does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the conditions precedent related to the Project are met. The aggregate investment to be made by the equity partners in the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project. This Agreement was originally scheduled to expire on June 30, 2019 but has been extended to April 30, 2020.

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

Since the signing of the APP Contract, the Congress of the State of Baja California, Mexico (the “Congress”) has faced several legal challenges, some of which remain unresolved, to the legal Decretos (decrees) they have passed to ratify and authorize the payment obligations of the corresponding public entities under the APP Contract and to authorize the corresponding public entities to obtain a credit facility to guarantee their payment obligations. The resolution of these legal challenges could adversely impact our ability to complete the Project. In addition, NSC has been sued by its minority shareholder in a court in Tijuana, Mexico and this litigation could delay or adversely impact the Project.

If AdR is ultimately unable to proceed with the Project due to (i) the legal challenges to the Decretos; (ii) the litigation initiated by NSC’s minority shareholder: (iii) failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective; or (iv) any other reason, the land NSC has purchased and the rights of way payments it has made may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its rights of way deposits for amounts at least equal to their aggregate carrying values as of December 31, 2019 of approximately $24.2 million. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from an inability to complete the Project could have a material adverse impact on our financial condition and results of operations.

Periodically, our Bahamas subsidiary experiences substantial delays in the collection of its accounts receivable. As a result, our Bahamas subsidiary could have insufficient liquidity to continue operations, and our consolidated results of operations could be materially adversely affected.

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $18.4 million as of December 31, 2019 and $17.6 million as of December 31, 2018. Approximately 76% of the December 31, 2019 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of December 31, 2019, we have not provided an allowance for CW-Bahamas’ accounts receivable from the WSC.

We believe the delays we have experienced in collecting CW-Bahamas’ receivables have been extended by the impact of Hurricane Dorian, which devastated the northern Bahamas in September 2019.

If CW-Bahamas continues to be unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) we may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our results of operations, financial position and cash flows.

The profitability of our contracts is dependent upon our ability to accurately estimate construction and operating costs.

The cost estimates we prepare in connection with the construction and operation of our plants are subject to inherent uncertainties. Additionally, the terms of our water supply contracts may require us to guarantee the price of water on a per unit basis, subject to certain annual inflation and monthly energy cost adjustments, and to assume the risk that the costs associated with producing this water may be greater than anticipated. Because we base our contract prices in part on our estimation of future construction and operating costs, the profitability of our plants and management contacts is dependent on our ability to estimate these costs accurately. The cost of materials and services and the cost of the delivery of such services may increase significantly after we submit our bid for a plant, which could cause the gross profit for a plant to be less than we anticipated when the bid was made. The profit margins we initially expect to generate from a plant could be further reduced if future operating costs for that plant exceed our estimates of such costs. These future operating costs could be affected by a variety of factors, including lower than anticipated production or treatment efficiencies and geo-hydrological conditions at the plant site that differ materially from those we believe would exist at the time we submitted our bid. Any construction and operating costs for our plants that significantly exceed our initial estimates could adversely impact our results of operations, financial condition and cash flows.

A significant portion of our consolidated revenue is derived from our water supply agreements with the WSC. The loss of the WSC as a customer would adversely affect us.

One bulk water customer, the WSC, accounted for approximately 33% of our consolidated revenue for the year ended December 31, 2019. If, for financial or other reasons, the WSC does not comply with the terms of our water supply agreements our results of operations, cash flows and financial condition could be adversely affected.

Our operations are affected by tourism and are subject to seasonal fluctuations and other factors beyond our control that could affect the demand for our water.

Demand for our water in the Cayman Islands and The Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, global health concerns (such as the coronavirus (COVID-19), which is expected to impact the world economy in 2020), and increased costs of fuel and airfare. We normally sell more water during the first and second quarters of the year, when the number of tourists is greater and local rainfall is less, than in the third and fourth quarters. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely impact our results of operations and cash flows.

Performance shortfalls under any of our bulk supply contracts could result in penalties or cancellation of the contract.

Our bulk water supply agreements require us to meet specified minimum quality, quantity or energy consumption guarantees. Membrane fouling or other technical problems could occur at any of our plants, and if we are unable to meet the guarantees due to such technical problems, we could be in default of the supply agreement and subject to various adverse consequences, including financial penalties or cancellation of the agreement.

Our operations could be harmed by natural disasters such as hurricanes, tropical storms or earthquakes.

A natural disaster could cause major damage to our equipment and properties and the properties of our customers, including the large tourist properties in our areas of operation. For example, in January 2020, Grand Cayman experienced an earthquake which damaged our storage tanks. Any future disaster could cause us to lose use of our equipment and properties and incur additional repair costs. Damage to our customers’ properties and the adverse impact on tourism could result in a decrease in water demand. A natural disaster could also disrupt the delivery of equipment and supplies, including electricity, necessary to our operations. These and other possible effects of natural disasters could have an adverse impact on our results of operations, cash flows and financial condition.

Contamination of our water may cause disruption in our services and adversely affect our revenue.

Our feed water and/or processed water may become contaminated by natural occurrences and by inadvertent or intentional human interference, including acts of terrorism. If our feed water and/or processed water becomes contaminated, we may have to interrupt our supply of potable water until we are able to install treatment equipment or substitute the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat contaminated feed or processed water through expansion of our current treatment facilities, or development of new treatment methods. An inability by us to substitute feed water from an uncontaminated water source or to adequately treat the contaminated plant feed water or our processed water in a cost-effective manner may have an adverse effect on our results of operations, cash flows and financial condition.

Potential government decisions, actions and regulations could negatively affect our operations.

We are subject to the local regulations of the Cayman Islands, The Bahamas and the British Virgin Islands, all of which are subject to change. Any government that regulates our operations may issue legislation or adopt new regulations, including but not limited to:

•	restricting foreign ownership (by us);
•	providing for the expropriation of our assets by the government;
•	providing for nationalization of public utilities by the government;
•	providing for different water quality standards;
•	unilaterally changing or renegotiating our license and agreements;
•	restricting the transfer of U.S. currency; or
•	causing currency exchange fluctuations/devaluations or enacting changes in tax laws.

As new laws and regulations are issued, we may be required to modify our operations and business strategy, which we may be unable to do in a cost-effective manner. Failure by us to comply with applicable regulations could result in the loss of our authorizations to operate, the assessment of penalties or fines, or otherwise may have a material adverse impact on our results of operations, financial condition and cash flows.

We rely on the efforts of key employees. Our failure to retain these employees could adversely affect our results of operations.

Our success depends upon the abilities of our Executive Officers. In particular, the loss of the services of Frederick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2022. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will extend his employment agreement with us.

Our business could be adversely affected by cyber threats or other interruptions in information technology, communications networks and operations.

As part of our operations, we rely on computer systems to process transactions and communicate with our suppliers and other third parties. We rely on continued and unimpeded access to secure network connections to communicate between locations and on reliable internet connections to communicate with external parties. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot be assured that all our systems and processes are free from vulnerability to evolving and increasingly sophisticated cyber-attacks, to other physical breaches or to inadvertent data disclosure by third parties or by us. A significant data security breach, including misappropriation of customer, supplier or employee confidential information, could cause us to incur significant costs, which may include potential costs of investigations, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation, remediation and litigation, substantial repair or replacement costs. We could also experience data losses that would impair our ability to manage our business operations, including accounting and project costs, manage our water and distribution systems or process transactions and have a negative impact on our reputation and loss of confidence of our customers, suppliers and others, any of which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We are exposed to credit risk through our relationships with several customers.

We are subject to credit risk posed by possible defaults in payment by our bulk water customers in the Cayman Islands, The Bahamas and the British Virgin Islands. We are also subject to credit risk posed by possible defaults in payment by our customers in the United States. Adverse economic conditions affecting, or financial difficulties of, those parties could impair their ability to pay us or cause them to delay payment. We depend on these parties to pay us on a timely basis. Our outstanding accounts receivable are not covered by collateral or credit insurance. Any delay or default in payment could adversely affect our results of operations, cash flows, and financial condition.

We are exposed to the risk of variations in currency exchange rates.

Although we report our results in United States dollars, most of our revenue is earned in other currencies. Although many of these currencies have been fixed to the United States dollar for more than 20 years, other currencies (e.g. the Mexican peso and the euro) are not. We do not employ hedging strategies against the foreign currency exchange rate risk associated with conducting business in foreign currencies while reporting in United States dollars. If any of the existing fixed exchange rates becomes a floating exchange rate, or the other currencies in which we conduct business depreciate significantly against the United State dollar, our results of operations, cash flows and financial condition could be adversely affected.

We may not pay dividends in the future. If dividends are paid, they may be in lesser amounts than past dividends.

Our shareholders may receive dividends out of legally available funds if, and when, they are declared by our Board of Directors. We have paid dividends in the past but may cease to do so at any time. We may incur increased operating or development expenses or capital requirements or indebtedness in the future that may restrict our ability to pay dividends. We may also be restricted from paying dividends in the future due to restrictions imposed by applicable corporate laws, our results of operations, cash flows and financial condition, covenants contained in financing agreements, and other factors considered by our Board of Directors. We may not continue to pay dividends in the future or, if dividends are paid, they may not be in amounts comparable to past dividends.

Service of process and enforcement of legal proceedings commenced against us in the United States may be difficult to obtain.

We are incorporated under the laws of the Cayman Islands and most of our assets are located outside of the United States. In addition, seven of our 17 Directors and Executive Officers reside outside the United States. As a result, it may be difficult for investors to execute service of process within the United States upon us and such other persons, or to enforce judgments obtained against such persons in United States courts, and bring any action, including actions predicated upon the civil liability provisions of the United States securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts or jurisdictions located outside of the United States, rights predicated upon the United States securities laws.

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

For the year ended December 31, 2019, the average daily trading volume of our common stock was approximately 50,000 shares, a much lower trading volume than that of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to the limited volume of trading in our common stock, an investor in our stock may have difficulty selling larger volumes of our common stock in the manner, or at the price, that might be attainable if our common stock were more actively traded.

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

Cayman Islands Properties

Abel Castillo Water Works

We own and operate our Abel Castillo Water Works, which is located in the Seven Mile Beach area and encompasses 12,812 square feet of buildings, two seawater reverse osmosis desalination plants with an aggregate capacity of 3.0 million gallons per day, a high service distribution pump house, warehouse space and three potable water storage tanks each with a capacity of 1.0 million gallons and one potable water storage tank with a capacity of 2.0 million gallons. The site is located on 4.2 acres, including 485 feet of waterfront.

West Bay Plant

We own and operate our West Bay plant located on 6.1 acres in West Bay. The plant began operating in 1995, was expanded over the years, and now has a production capacity of approximately 885,000 gallons per day. On this site we have a 2,600 square foot building which houses our water production facilities, a 2,400 square foot building which houses the potable water distribution pumps, a water quality testing laboratory, and office space and water storage capacity consisting of three potable water tanks each with a capacity of 1.0 million gallons ..

Britannia Plant

We own our Britannia seawater reverse osmosis desalination plant which is located in the Seven Mile Beach area and consists of a seawater reverse osmosis production plant with a capacity of 715,000 gallons of water per day, a potable water storage tank with a capacity of 840,000 gallons, potable water high service pumps, and various ancillary equipment. We have leased the site (comprised of 0.73 acres) and steel frame building which houses the plant for a term that ends in 2027 at an annual rent of $1.00.

Distribution System

We own our Seven Mile Beach and West Bay potable water distribution systems in Grand Cayman which consist of potable water pipes, valves, curb stops, meter boxes, and water meters. We have the legal right to maintain (and expand or contract as necessary) these systems on public and private land within our licensed service area.

Corporate Office

We occupy approximately 5,700 square feet of office space at the Regatta Office Park, West Bay Road, Grand Cayman, Cayman Islands under a lease that expires in April 2024.

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

North Side Water Works Plant

Under the terms of the water production and supply agreement with the WAC that expires in June 2026. OC-Cayman operates and maintains this electrically powered plant owned by the WAC. This plant can supply up to approximately 2.4 million gallons of water per day. OC-Cayman leases the property on which the plant is located from the WAC for a minimal annual rent.

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

Windsor plant

Our Windsor water production facility, located in Nassau, New Providence, has a production capacity of 2.8 million gallons per day. The plant is powered by a combination of diesel engine-driven high-pressure pumps and electrical power purchased from Bahamas Power and Light to power all other loads in the plant. The plant is contained within a 12,000 sq. ft. steel building, and a warehouse, workshop and offices contained within a 2,600 sq. ft. concrete building. The buildings are located on land owned by the WSC and our water sales agreement gives us a license to use the land throughout the term of that agreement, which expires in 2033.

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

U.S. Properties

Aerex owns its 30,000 square foot manufacturing facility located on 6.4 acres of land in Fort Pierce, Florida and has approximately 6,000 square feet of office space in downtown Fort Pierce under a lease that expires in June 2021.

Our Aquilex warehouse consists of 4,100 square feet located in Sunrise, Florida that has been leased through September 2020. Our Aquilex office consists of 6,500 square feet located in Coral Springs, Florida that has been leased through March 2021.

PERC leases approximately 2,900 square feet of office space in Cosa Mesa, California that serves as its corporate headquarters. This lease expires in March 2021.

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

ITEM 3.	LEGAL PROCEEDINGS

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

In January 2018, EWG initiated an ordinary mercantile claim against the individual shareholder, NSC and CW-Cooperatief, (with AdR being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”). The paragraphs that follow include a description of such litigation, while subparagraphs a) through f) that follow describe certain separate amparo claims, an appeal and an administrative act arising from or relating to such ordinary mercantile claim, all in chronological order.

-	In the ordinary mercantile claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99% as a consequence of the Option Agreement. EWG requested that the courts, as a preliminary matter; (a) suspend the effectiveness of the challenged transactions; (b) order certain public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. The Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental and public entities involved with the Project, including the registration of the pendency of the lawsuit in certain public records.

a) AdR amparo claim against the preliminary relief sought by EWG.

In April 2018, AdR filed an amparo against the official writs issued by the Tenth Civil Judge to two governmental entities. In May 2018, the amparo claim was amended to also request protection against additional official writs issued by the Tenth Civil Judge to two other governmental entities and one banking institution. In May 2018, the Third District Court for Amparo and Federal Trials in the State of Baja California with residence in Tijuana granted a temporary suspension of the effects and consequences of the claimed official writs issued by the Tenth Civil Judge pending a further determination by the Third District Court. Such suspension was granted definitively in July 2018, and in August 2018, a resolution determining that the claimed official writs are unconstitutional, was issued. EWG appealed such resolution, and in January 2020, the Collegiate Tribunal resolving such appeal dismissed the amparo filed by AdR. However, such dismissal does not adversely impact AdR, considering the resolution to the appeal mentioned in subparagraph b) that follows.

-	On October 16, 2018, NSC was served with the ordinary mercantile claim. On November 7, 2018, NSC filed a legal response to the claim, vigorously opposing the claims made by EWG. In addition to such legal response, NSC filed (i) a request to submit the claim to arbitration, based on certain provisions of the by-laws of NSC, (ii) an appeal remedy against the preliminary relief, and (iii) a request for the setting of a guarantee to release the preliminary relief granted in favor of EWG.

b) Appeal filed by NSC against the preliminary relief sought by EWG.

The appeal remedy mentioned previously in item (ii) suspended the proceeding (through the posting of a guarantee by NSC),and was resolved in December 2019 and communicated to EWG in January 2020. Such resolution revoked the order of the Tenth Civil Judge whereby EWG was granted the preliminary relief.

c) Amparo filed by EWG against the revocation of the preliminary relief.

In January 2020, EWG filed a new amparo claim against the resolution of the appeal remedy previously mentioned in item (ii). NSC has responded to this new amparo to vigorously oppose such amparo claim of EWG and to uphold the resolution of such appeal remedy. To this date, this amparo claim has not been resolved and, as such, it does not affect the revocation of the preliminary relief.

-	On February 26, 2019, the Tenth Civil Judge acknowledged NSC’s filing of the legal response to the ordinary mercantile claim, its request to submit to arbitration, and the appeal remedy previously mentioned in item (ii), granting EWG a period of three business days to, among others, state what it deemed convenient to its interest.

-	Further, on February 26, 2019, the Tenth Civil Judge set the guarantee requested in NSC’s November 7, 2018 legal response, in the form of a security deposit in the amount of 1,000,000 Mexican pesos, to release the preliminary relief sought by EWG. On March 4, 2019, NSC filed before the Tenth Civil Judge evidence of such security deposit, requesting the release of the mentioned preliminary relief.

-	Irrespective of the resolution revoking the preliminary relief previously granted in favor of EWG (due to the filing of the security deposit by NSC) and the pendency of the appeal remedy filed by EWG against such revocation, on April 12, 2019, the Tenth Civil Judge granted EWG the opportunity to file a counter guarantee in the amount of 1,500,000 Mexican pesos to maintain the ex-parte preliminary relief granted in its favor. With respect to this matter, the Tenth Civil Judge issued a resolution on April 26, 2019 allowing such counter guarantee to be filed in the form of a security deposit or in any other form allowed by the law, without extending the term initially granted for the filing of the counter guarantee.

-	NSC has vigorously opposed the resolution of the Tenth Civil Judge allowing the filing of a counter guarantee through the filing of a revocation remedy. To date, such appeal remedy has not been resolved.

-	Further, on April 12, 2019, the Tenth Civil Judge ruled that the request for arbitration filed on November 7, 2018 was not applicable under Mexican law.

d) Amparo filed by NSC against the resolution rejecting submission to arbitration.

On May 17, 2019, NSC filed an amparo claim against the April 12, 2019 ruling. Such amparo claim was resolved on October 31, 2019, ordering the Tenth Civil Judge to issue a new resolution on the request to submit the claim to arbitration. EWG filed an appeal remedy opposing such order for the issuance of a new resolution, and such remedy has not yet been resolved. However, NSC has filed pleadings to uphold the order for the issuance of a new resolution challenged by EWG.

In any event, the order for the Tenth Civil Judge to issue a new resolution on the request to submit the claim to arbitration does not necessarily imply that the Tenth Civil Judge shall rule to move to arbitration. However, if the new resolution is unfavorable for NSC, NSC is prepared to vigorously oppose such resolution.

e) Administrative cancellation of registrations before the Public Registry of Property.

Despite the posting of the previously mentioned 1,000,000 Mexican pesos guarantee in February 26, 2019 to release the preliminary relief sought by EWG within the ordinary mercantile claim, the Tenth Civil Judge failed to make her resolution effective, which would thereby rescind the previously mentioned preliminary relief granted to EWG.

Consequently, on June 19, 2019 (i.e. before obtaining a resolution revoking the preliminary relief as mentioned previously), NSC filed before the Public Registry of Property of Baja California a cancellation request for the provisional lien and the preventive annotation recorded against NSC’s property in the public real estate records.

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

f) Amparo filed by EWG against the administrative cancellation of registrations before the Public Registry of Property.

In November 2019, NSC learned that EWG had filed an amparo claim before the Third District Court in Tijuana against such encumbrances cancellation resolution, and in December 2019, NSC responded to such procedure to vigorously oppose the claim of EWG. Thereafter, NSC submitted a motion to dismiss, based on the resolution of the appeal remedy revoking the preliminary relief, previously mentioned in item (ii). The Court resolved in favor of such motion to dismiss. However, EWG may file an appeal remedy against such resolution.

-	On June 27, 2019, the Tenth Civil Judge acknowledged the posting, by EWG, of a bond policy as the counter guarantee allowed pursuant to the Tenth Civil Judge’s ruling on April 26, 2019. NSC plans to vigorously oppose the filing of such bond policy upon continuation of the proceedings, following the suspension granted as a result of the filing of the appeal remedy previously mentioned in item (ii).

-	CW-Cooperatief has not been officially served with the ordinary mercantile claim, and AdR has not been notified that it has to appear for such trial. In any event, AdR is only a named third party called to trial in this claim, and no claims have been made by EWG against AdR.

We cannot presently determine what impact the resolution of this litigation may ultimately have on our ability to complete our project presently under development in Mexico.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the NASDAQ Global Select Market and trades under the symbol “CWCO”.

No trading market exists for our redeemable preferred stock, which are only issued to, or purchased by, long-term employees of our company.

On January 2, 2019, April 1, 2019 and January 2, 2020, we issued a total of 26,864 shares, 10,574 shares and 28,891 shares of our common stock, respectively, to Executive Officers under the 2008 Equity Incentive Plan. On December 4, 2019, we issued a total of 22,034 shares of our common stock to our Directors under the Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “ITEM 11. EXECUTIVE COMPENSATION.”

Currently 2,023,850 Bahamian Depository Receipts (“BDRs”) that constitute ownership of 404,770 shares of our common stock are listed and traded on the Bahamian International Stock Exchange. Our common shares that underlie these BDRs are held in a custodial account in The Bahamas. The BDRs are entitled to dividend payments, when declared on our common stock in proportion to the BDRs’ relative value to our common stock.

Holders

As of March 6, 2020, we had 742 holders of record of our common stock.

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

Listed below, for each quarter of the last two fiscal years, are the per share dividends declared on our issued and outstanding shares of common shares and redeemable preferred stock.

	2019	2018
First Quarter	$0.085	$0.085
Second Quarter	0.085	0.085
Third Quarter	0.085	0.085
Fourth Quarter	0.085	0.085
	$0.34	$0.34

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

Overview

Our water production operations and activities, and those of our affiliate OC-BVI, are conducted at 12 plants in three countries: the Cayman Islands, The Bahamas, and the British Virgin Islands. The following table sets forth the comparative combined production capacity of our retail, bulk and affiliate operations as of December 31 of each year.

Comparative Operations
2019			2018
Location	Plants	Capacity (1)	Location	Plants	Capacity (1)
Cayman Islands	7	9.9	Cayman Islands	6	8.9
Bahamas	3	14.9	Bahamas	3	14.9
Belize (2)	0	0.0	Belize	1	0.6
British Virgin Islands	2	0.8	British Virgin Islands	2	0.8
Bali, Indonesia (3)	0	0.0	Bali, Indonesia	1	0.3
	12	25.6		13	25.5

(1) in millions of gallons per day.

(2) in February 2019, we completed the sale (which was effective as of January 1, 2019) of CW-Belize to a third party.

(3) in June 2019, we sold PT Consolidated Water Bali (“CW-Bali”) to a third party.

As a result of our acquisition of PERC in October 2019, as of December 31, 2019 we operated 21 water treatment and reuse facilities in the United States that treat approximately 20.3 million gallons of water per day.

Cayman Islands

We have been operating our business on Grand Cayman since 1973 and have been using reverse osmosis technology to convert seawater to potable water since 1989. The Cayman Islands have a limited natural supply of fresh water. We have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to the Seven Mile Beach and West Bay areas of Grand Cayman. This license expired in January 2018 but as discussed in the following paragraph we continue to provide water under the terms of this license. Our Grand Cayman operations consist of four company-owned seawater reverse osmosis desalination plants which provide water to approximately 6,300 retail residential and commercial customers within a government licensed area and three government-owned seawater reverse osmosis plants which supply bulk water to the WAC. Our pipeline system on Grand Cayman Island covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 90 miles of potable water pipe.

Our exclusive license from the Cayman Islands government was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on January 31, 2018. We continue to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with our understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. We continue to pay the royalty required under the 1990 license. We have been informed during our retail license negotiations that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license. Our retail license negotiations have also been impacted by the passage of new legislation and the establishment of a new water regulatory body in the Cayman Islands. See further discussion of this matter at ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies - Cayman Water Retail License.

The Bahamas

CW-Bahamas produces potable water from three seawater reverse osmosis desalination plants. Two of these plants, the Windsor plant and the Blue Hills plant, are located in Nassau, New Providence and have a total installed capacity of 14.8 million gallons per day. CW-Bahamas supplies water from these plants to the WSC under long-term supply agreements. During 2019, we supplied approximately 4.0 billion gallons (2018: 3.9 billion gallons) of water to the WSC from these plants. CW-Bahamas’ third plant is located in Bimini, has a capacity of 115,000 gallons per day, and provides potable water to the Bimini Sands Resort. We have also sold water intermittently to the WSC from our Bimini plant when their regular supply was unavailable.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable. Representatives of the Bahamas government have informed us that their delays in paying our accounts receivables did/do not reflect any type of dispute with us with respect to the amounts owed. To date, we have not been required to provide an allowance for any delinquent CW-Bahamas accounts receivable as such amounts were eventually paid in full. Based upon our experience, we believe that the present accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables. Such accounts receivable balances due from The Bahamas government amounted to $18.4 million as of December 31, 2019, as compared to $17.6 million as of December 31, 2018. See further discussion of this matter at ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - CW Bahamas Liquidity.

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

For the years ended December 31, 2019 and 2018, we estimated the fair value of our reporting units by applying the discounted cash flow method, the guideline public company method, and the mergers and acquisitions method.

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

We also estimated the fair value of each of our reporting units for the years ended December 31, 2019 and 2018 through reference to the guideline companies and the market multiples implied by guideline merger and acquisition transactions.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings we applied to each method as of December 31, 2019 were consistent with those used as of December 31, 2018 and were as follows:

Method	Retail	Bulk	Manufacturing
Discounted cash flow	80%	80%	80%
Guideline public company	10%	10%	10%
Mergers and acquisitions	10%	10%	10%
	100%	100%	100%

The fair values we estimated for our retail and bulk reporting units exceeded their carrying amounts by 74% and 58%, respectively, as of December 31, 2019. The assets and liabilities for our services reporting unit (with the exception of our investments in land and rights of way for our Mexico project) consist almost entirely of those for PERC, which was acquired at fair value on October 24, 2019, and therefore we estimate the fair value of our services reporting unit closely approximates its carrying value at December 31, 2019. Our manufacturing reporting unit consists entirely of Aerex and the remaining 49% ownership interest of Aerex was purchased on January 24, 2020 for $8,500,000. We considered this purchase, the manufacturing reporting unit’s results of operations for the year ended December 31, 2019, the manufacturing reporting unit’s projected results of operations for the year ended December 31, 2020, and the amount by which the estimated fair value of the manufacturing reporting unit exceeded its carrying amount as of December 31, 2018 to determine that it is more likely than not that the fair value of our manufacturing reporting unit exceeded its carrying amount at December 31, 2019. The fair values we estimated for our retail, bulk and manufacturing units exceeded their carrying amounts by 79%, 62% and 53%, respectively, as of December 31, 2018.

In February 2016, we acquired a 51% ownership interest in Aerex. In connection with this acquisition, we recorded goodwill of $8,035,211. Aerex’s actual results of operations for the six months in 2016 following the acquisition fell significantly short of the projected results that were included in the cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Due to this shortfall in Aerex’s results of operations, we tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, we determined that the carrying value of our Aerex goodwill exceeded its fair value and recorded an impairment loss of $1,750,000 for the three months ended September 30, 2016 to reduce the carrying value of this goodwill to $6,285,211. As part of our annual impairment testing of goodwill performed during the fourth quarter, in 2017 we updated our projections for Aerex’s future cash flows, determined that the carrying value of our Aerex goodwill exceeded its fair value, and recorded an impairment loss of $1,400,000 for the three months ended December 31, 2017 to further reduce the carrying value of this goodwill to $4,885,211. We may be required to record additional impairment losses to reduce the carrying value of our Aerex goodwill in future periods if we determine it likely that Aerex’s results of operations will fall short of our most recent projections of its future cash flows.

In February 2019, we sold CW-Belize. As a result of this sale, CW-Belize has been accounted for as discontinued operations in our consolidated financial statements, and bulk segment goodwill of approximately $380,000 as of December 31, 2018 associated with CW-Belize was reclassified to long-term assets of discontinued operations in our consolidated statements of financial condition.

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

Through our former subsidiary, CW-Bali, we built and operated a seawater reverse osmosis plant with a productive capacity of approximately 264,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We recorded operating losses for CW-Bali as the sales volumes for its plant were insufficient to cover its operating costs. In 2017 and 2016 we determined, based upon probability-weighted scenarios for CW-Bali’s future undiscounted cash flows, that the carrying values of CW-Bali’s long-lived assets and our investment in CW-Bali were not recoverable. Consequently, we recorded impairment losses of $1.6 million and $2.0 million, in 2017 and 2016, respectively, to reduce the carrying values of these assets to their fair values.

Results of Operations

The following discussion and analysis of our results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included under Part II, ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Consolidated Results

In late December 2018, our Board of Directors formally approved the sale of our subsidiary, CW-Belize, which was part of our bulk water operations, to Belize Water Services Ltd. (“BWSL”) and on February 14, 2019, we completed the sale (which was effective as of January 1, 2019) of CW-Belize to BWSL. In accordance with U.S. generally accepted accounting principles, the gain we realized on the sale of CW-Belize in 2019 and CW-Belize’s results of operations for 2018 have been reflected in our consolidated results of operations as discontinued operations. The total income from these discontinued operations for 2019 and 2018 was $3,621,170 ($0.24 per share on a fully diluted basis) and $1,115,825 ($0.07 per share on a fully diluted basis), respectively.

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2019 was $12,176,093 ($0.80 per share on a fully diluted basis), as compared to $11,293,487 ($0.75 per share on a fully diluted basis) for 2018.

The following discussion and analysis of our consolidated results of operations and our results by segment refers only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2019 was $8,554,923 ($0.56 per share on a fully diluted basis), as compared to $10,177,662 ($0.68 per share on a fully diluted basis) for 2018. The principal reason for the drop in our net income from 2018 to 2019 is a decrease in our aggregate income from our investments in our affiliate OC-BVI (see further discussion that follows).

Total revenue for 2019 increased to $68,793,651 from $65,719,857 in 2018, as a result of the performance of our retail and manufacturing segments. Gross profit for 2019 was $28,274,348 (41% of total revenue) as compared to $26,742,287 (41% of total revenue) for 2018. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

G&A expenses on a consolidated basis increased to $19,348,958 for 2019 as compared to $18,709,419 for 2018 as a result of incremental expenses of approximately (i) $935,000 for employee costs arising from pay increases, higher bonuses arising from increased profitability and new hires; (ii) $123,000 for Directors’ fees and expenses; and (iii) $551,000 for business development. These expense increases were partially offset by a decrease of approximately $611,000 in amortization expenses for the intangible assets recorded in connection with our acquisition of Aerex.

In June 2019, we completed the sales of our CW-Bali assets and its stock for $365,000 and $25,000, respectively. Such sales constitute most of the $445,041 gain on asset dispositions for 2019.

Other income, net, decreased to $801,091 in 2019, as compared to $2,740,064 in 2018. This decrease is primarily attributable to the income generated from our investment in the profit-sharing plan of OC-BVI and our equity in the earnings of OC-BVI, which in the aggregate was almost $2.4 million higher in 2018 than in 2019. The decline in 2019 in this component of our other income reflects a litigation settlement payment of almost $4.3 million received by OC-BVI from the BVI government in September 2018.

Results by Segment

Retail Segment:

The retail segment contributed $1,820,077 to our income from operations for 2019 as compared to $2,567,683 for 2018.

Revenue generated by our retail water operations grew to $26,456,022 in 2019 from $25,621,048 in 2018. This growth in revenue reflects a 1% increase in the volume of water sold by Cayman Water and higher energy prices in 2019 than in 2018, which increased the energy pass through component of our Cayman Water retail revenue by approximately $308,000. Offsetting these increases was a lack of revenue from CW-Bali in 2019, as compared to $153,000 in revenue from CW-Bali in 2018.

Retail segment gross profit increased slightly as a result of the higher 2019 revenue to $14,844,857 (56% of retail revenue) for 2019 as compared to $14,609,592 (57% of retail revenue) for 2018.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses increased to $13,422,821 for 2019 as compared to $12,029,646 for 2018 as a result of incremental expenses of approximately (i) $726,000 for employee costs arising from pay increases, higher bonuses arising from increased profitability and new hires; (ii) $124,000 for Directors’ fees and expenses; and (iii) $551,000 for business development.

The retail segment generated a gain on asset dispositions of $398,041 in 2019 primarily from the sales of our CW-Bali assets and its stock.

In December 2019, a strain of coronavirus, designated as COVID-19, surfaced in Wuhan, China. The subsequent spread of this virus to other parts of the world has created significant supply chain and other business interruptions and resulted in a significant decrease in air travel and cruise ship bookings. We cannot presently determine the impact of COVID-19 on our retail business, however any resulting decline in tourism to Grand Cayman as a result of this virus could have a material adverse impact on our retail segment’s revenue and results of operations.

Bulk Segment:

The bulk segment contributed $7,188,007 and $8,178,862 to our income from operations for 2019 and 2018, respectively.

Bulk segment revenue was $26,986,108 and $31,031,287 for 2019 and 2018, respectively. The decrease in bulk revenue from 2018 to 2019 is attributable to OC-Cayman, which experienced a decline in revenue of approximately $3,919,000 as a result of the two new contracts at lower rates with the WAC for water supplied from (1) the Red Gate and North Sound plants which commenced in February 2019 and expires in 2024 and (2) the North Side Water Works plant, which commenced in July 2019 and expires in 2026.

Gross profit for the bulk segment was $8,379,303 (31% of bulk revenue) and $9,479,904 (31% of bulk revenue) for 2019 and 2018, respectively. Gross profit in dollars decreased in 2019 as compared to 2018 due to (i) an increase in depreciation expense recorded by CW-Bahamas for its Windsor plant of approximately $566,000 that results from the refurbishment of this plant completed in late 2018; and (ii) lower margins earned by OC-Cayman on its new contracts (as compared to its previous contracts) with the WAC.

Bulk segment G&A expenses remained relatively consistent at $1,238,296 for 2019 as compared to $1,301,042 for 2018.

Services Segment:

The services segment incurred losses from operations of ($2,195,966) and ($2,622,545) for 2019 and 2018, respectively.

Services segment revenue was $1,759,446 for 2019 and $1,811,372 for 2018. Services revenue for 2019 included $1,376,793 in revenue from PERC as a result of our acquisition of 51% of this company in late October 2019. Service revenue for 2018 included approximately $710,000 in revenue generated in under a refurbishment project for OC-BVI’s plant and approximately $518,000, for pipeline installations made on Grand Cayman for a real estate developer. We also experienced a slight decline in 2019 in the fees we received under our management agreement with OC-BVI.

The gross profit for the services segment was $544,253 and $308,338, for 2019 and 2018, respectively. The improvement in gross profit for 2019 reflects the addition of PERC to our services segment.

G&A expenses for the services segment were $2,740,219 for 2019 as compared to $2,889,703 for 2018. A decrease of approximately $536,000 incurred for our Mexico project was partially offset by additional expenses from PERC of approximately $388,000.

Manufacturing Segment:

The manufacturing segment contributed $2,558,313 to our income from operations in 2019. The manufacturing segment incurred a loss from operations of ($147,906) in 2018.

Manufacturing revenue was $13,592,075 and $7,256,150 for 2019 and 2018, respectively. Manufacturing revenue increased from 2018 to 2019 due to an increase in the number of orders that resulted in expanded project production activity. In addition, a portion of Aerex’s production capacity in 2018 was utilized in the production of various components used by its affiliates, CW-Bahamas (for the refurbishment of its Windsor plant) and Cayman Water (for the expansion of its Abel Castillo Water Works plant). While the revenue Aerex generated from this work for its affiliates amounted to approximately $2 million in 2018, such intercompany sales were eliminated in consolidation for financial reporting purposes.

Manufacturing gross profit was $4,505,935 (33% of manufacturing revenue) and $2,344,453 (32% of manufacturing revenue) for 2019 and 2018, respectively. The increases in manufacturing gross profit in dollars and as a percentage of revenue stem from the increase in revenue and production efficiencies.

G&A expenses for the manufacturing segment dropped to $1,947,622 for 2019 as compared to $2,489,028 for 2018 as a result of a decrease of $611,000 in the amortization expenses for intangible assets recorded in connection with the acquisition of Aerex.

FINANCIAL CONDITION

The significant changes in the components of our consolidated balance sheet as of December 31, 2019 as compared to December 31, 2018 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable increased by approximately $767,000. This net increase reflects (i) an increase in CW-Bahamas’ accounts receivable of approximately $800,000 due to continued slow payment of these receivables by the WSC; (ii) incremental accounts receivable arising from October 2019 acquisition of PERC, which totaled approximately $943,000 at December 31, 2019; (iii) a decrease in the accounts receivable of OC-Cayman of approximately $386,000 due to the new water supply agreements at lower rates signed in 2019 with the WAC; and (iv) a decrease of approximately $487,000 in Aerex’s accounts receivable attributable to the timing of collections.

Current inventory increased by approximately $1.1 million as a result of incremental raw materials purchased to support Aerex’s increased production activity and inventory purchases made to meet the spare parts inventory levels mandated by OC-Cayman’s new water supply agreements with the WAC.

Property, plant and equipment increased by $2.4 million, and construction in progress decreased by $4.7 million primarily as a result of the commissioning of the expanded plant capacity and storage of our Abel Castillo Water Works plant in Grand Cayman in March 2019.

Goodwill, intangible assets, other assets, accrued compensation, billings in excess of costs and estimated earnings and deferred tax liabilities increased due to the acquisition of PERC.

The increases in the operating lease right-of-use assets and the noncurrent operating leases liabilities results from the adoption of ASU 2016-02, Leases (Topic 842), effective January 1, 2019, which required us to recognize right-of-use assets and lease liabilities for all leases with original terms greater than 12 months.

Accounts payable, accrued expenses and other current liabilities decreased by approximately $898,000 primarily due to the sale of CW-Bali.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for 2020 include capital expenditures for our existing operations of approximately $4.7 million, approximately $3.9 million of noncancelable purchase orders for raw materials to be used in our manufacturing operations, approximately $3.0 million to be expended for NSC's and AdR's project development activities and approximately $1.3 million for dividends payable. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $5.1 million for the year ended December 31, 2019 and approximately $5.1 million for the year ended December 31, 2018.

As of December 31, 2019, we had cash and cash equivalents of $42.9 million and working capital of $65.3 million.

In January 2020, we used $8.5 million in cash to purchase the 49% minority equity interest in Aerex held by its former sole shareholder.

With the possible exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $18.4 million as of December 31, 2019 and $17.6 million as of December 31, 2018. Approximately 76% of the December 31, 2019 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of December 31, 2019, we have not provided an allowance for CW-Bahamas’ accounts receivable from the WSC.

We believe the delays we have experienced in collecting CW-Bahamas’ receivables extended due to the impact of Hurricane Dorian, which devastated the northern Bahamas in September 2019.

As of February 29, 2020, CW-Bahamas’ accounts receivable from the WSC totaled $18.2 million.

If CW-Bahamas continues to be unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) we may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our results of operations, financial position and cash flows.

Discussion of Cash Flows for the Year Ended December 31, 2019

Our cash and cash equivalents increased to $42,902,669 as of December 31, 2019 from $31,337,477 as of December 31, 2018.

Cash Flows from Operating Activities

Our operating activities from continuing and discontinued operations provided cash of $15,203,658. This net cash provided reflects net income generated for the year ended December 31, 2019 from continuing and discontinued operations of $13,726,071 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $7,207,647, the gain on sale of CW-Belize of $3,621,170, an increase in current inventory of $1,497,852 (primarily in the manufacturing and bulk segments) and a net decrease in accounts payable, accrued expenses and other current liabilities of $1,193,740.

Cash Flows from Investing Activities

Net cash provided by our investing activities was $1,485,635. Additions to property, plant and equipment and construction in progress (primarily arising from the refurbishment of the CW-Bahamas’ Windsor plant and the expansion of Cayman Water’s Abel Castillo Water Works plant) used $3,525,122 in cash. In October 2019, we acquired a 51% ownership in PERC for a net cash outflow (i.e. the purchase price paid in cash less the cash held by PERC at the acquisition date) of $3,147,438. These cash outflows were more than offset by $734,980 in collections on loans receivable from the WAC and $6,971,234 in cash from the sale of CW-Belize.

Cash Flows from Financing Activities

Net cash used by our financing activities was $5,124,101, almost all of which related to the payment of dividends.

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2019 and 2018, we generated approximately 38% and 39%, respectively, of our consolidated revenue and 53% and 54%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. We continue to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with our understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. We continue to pay the royalty required under the 1990 license.

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

In December 2016, the Congress of the State of Baja California, Mexico (the “Congress”) passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract and authorized the corresponding public entities to obtain a credit facility to guarantee their payment obligations. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities. In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenue from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress in December 2017. The authorization of the payment obligations of the public entities under the APP Contract given in Decreto #57, as amended by Decreto #168, expired on December 31, 2018. During the congressional session held at the end of March 2019, the Congress passed Decreto #335, which renewed the authorizations for the various payment trusts, guaranties and bank credit lines required to be established for the Project by the State entities. Decreto #335 expired December 31, 2019. During the congressional session held at the end of December 2019, the Congress passed Decreto #37, which renewed the authorizations for the various payment trusts, guaranties and bank credit lines required to be established for the Project by the State entities. Decreto #37 expires June 30, 2020. However, the expiration of Decreto #37 will not result in a termination of the APP Contract and/or the Project, as a new authorization may be issued by Congress.

Following its issuance, the following legal proceedings were initiated against Decreto #335:

(a) Amparo trial filed by a certain congressman and his alternate in April 2019. Given that neither AdR nor NSC are parties to this action, based on publicly available information the Company understands that in April 2019, a congressman of the Congress and his alternate filed this claim, stating that there are no interested third parties in this trial. Both the provisional and definitive suspensions of the effects of Decreto #335 requested by claimants, were denied by the Sixth District Court in Mexicali. As such, the effects of Decreto #335 have not been suspended. On July 31, 2019, this proceeding was dismissed. However, according to publicly available information, on August 15, 2019, the claimants appealed this dismissal. As neither AdR nor NSC are parties to this Amparo trial, they are not parties to that appeal. Based upon publicly available information, on February 6, 2020, the Sixth Collegiate Tribunal of the Fifteenth Circuit dismissed such appeal.

(b) Amparo trial filed in May 2019 by certain individuals that allegedly form part of Consejo Coordinador Empresarial (a private local business association). This claim challenged the constitutionality and therefore, the validity of Decreto #335. In May 2019, an initial resolution dismissing the claim was issued by the First District Court in Tijuana. The claimants in this proceeding appealed this dismissal, and the appeal was resolved in the claimants’ favor by a superior court, therefore forcing the admission of this amparo claim by the First District Court in Tijuana. Both the provisional and definitive suspensions of the effects of Decreto #335 requested by claimants were denied by the First District Court in Tijuana. On October 1, 2019, AdR appeared before the First District Court, to vigorously oppose this claim. On January 3, 2020, the First District Court in Tijuana dismissed this claim On January 15, 2020, claimants appealed such dismissal, and such appeal has not been yet resolved.

(c) Constitutionality challenge (Acción de Inconstitucionalidad) filed by certain congresspersons in May 2019. Based on publicly available information, the Company understands that in May 2019, certain congresspersons filed this constitutionality challenge against Decreto #335. This challenge has yet to be resolved.

Both the exchange rate for the Mexican peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Contract. These changes have adversely impacted the estimated construction, operating and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the consideration (i.e. water tariff) under the APP Contract in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to the CEA requesting the definition of the mechanism required by the APP Contract to update the consideration under the APP Contract for changes in foreign exchange rates, lending rates and certain laws which have impacted the Project. On June 1, 2018, AdR and the CEA executed an amendment to the APP Contract which, among other things, increases the scope of Phase 1 of the Project by including the aqueduct originally designated for Phase 2, and addresses AdR’s concerns regarding the impact on the Project for changes in the exchange rate for the peso relative to the dollar and changes in interest rates that have occurred subsequent to the submission of the Consortium’s bid for the Project. As a result of this amendment to the APP Contract, the final cost of Phase 1 and the related consideration to be charged by AdR under the APP Contract will be determined based upon the bid submitted by the Consortium, the changes set forth in the amendment to the APP Contract and the economic conditions (e.g. interest rates and currency exchange rates) in effect on the financial closing date for Phase 1.

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez MA with the option to purchase 20% of the equity of AdR. If Suez MA does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the additional conditions related to the Project are met, including but not limited to those conditions discussed previously. The aggregate funding to be provided by AdR’s shareholders for the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project. This Agreement was originally scheduled to expire on June 30, 2019 but has been extended to April 30, 2020..

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

If AdR is ultimately unable to proceed with the Project due to a failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective, or for any other reason, the land NSC has purchased and the rights of way deposits it has made may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its rights of way payments for amounts at least equal to their carrying values as of December 31, 2019 of approximately $24.2 million. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from an inability to complete the Project, could have a material adverse impact on our financial condition and results of operations.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $2,348,000 and $2,884,000 for the year ended December 31, 2019 and 2018, respectively. The assets and liabilities of NSC and AdR included in the Company’s consolidated balance sheets amounted to approximately $29.3 million and $2.9 million, respectively, as of December 31, 2019 and approximately $26.2 million and $243,000 respectively, as of December 31, 2018.

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

In January 2018, EWG initiated an ordinary mercantile claim against the individual shareholder, NSC and CW-Cooperatief, (with AdR being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”). The paragraphs that follow include a description of such litigation, while subparagraphs a) through f) that follow describe certain separate amparo claims, an appeal and an administrative act arising from or relating to such ordinary mercantile claim, all in chronological order.

-	In the ordinary mercantile claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99% as a consequence of the Option Agreement. EWG requested that the courts, as a preliminary matter; (a) suspend the effectiveness of the challenged transactions; (b) order certain public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. The Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental and public entities involved with the Project, including the registration of the pendency of the lawsuit in certain public records.

a) AdR amparo claim against the preliminary relief sought by EWG.

In April 2018, AdR filed an amparo against the official writs issued by the Tenth Civil Judge to two governmental entities. In May 2018, the amparo claim was amended to also request protection against additional official writs issued by the Tenth Civil Judge to two other governmental entities and one banking institution. In May 2018, the Third District Court for Amparo and Federal Trials in the State of Baja California with residence in Tijuana granted a temporary suspension of the effects and consequences of the claimed official writs issued by the Tenth Civil Judge pending a further determination by the Third District Court. Such suspension was granted definitively in July 2018, and in August 2018, a resolution determining that the claimed official writs are unconstitutional, was issued. EWG appealed such resolution, and in January 2020, the Collegiate Tribunal resolving such appeal dismissed the amparo filed by AdR. However, such dismissal does not adversely impact AdR, considering the resolution to the appeal mentioned in subparagraph b) that follows.

-	On October 16, 2018, NSC was served with the ordinary mercantile claim. On November 7, 2018, NSC filed a legal response to the claim, vigorously opposing the claims made by EWG. In addition to such legal response, NSC filed (i) a request to submit the claim to arbitration, based on certain provisions of the by-laws of NSC, (ii) an appeal remedy against the preliminary relief, and (iii) a request for the setting of a guarantee to release the preliminary relief granted in favor of EWG.

b) Appeal filed by NSC against the preliminary relief sought by EWG.

The appeal remedy previously mentioned in item (ii) suspended the proceeding (through the posting of a guarantee by NSC), and was resolved in December 2019 and communicated to EWG in January 2020. Such resolution revoked the order of the Tenth Civil Judge whereby EWG was granted the preliminary relief.

c) Amparo filed by EWG against the revocation of the preliminary relief.

In January 2020, EWG filed a new amparo claim against the resolution of the appeal remedy previously mentioned in item (ii). NSC has responded to this new amparo to vigorously oppose such amparo claim of EWG and to uphold the resolution of such appeal remedy. To this date, this amparo claim has not been resolved and, as such, it does not affect the revocation of the preliminary relief.

-	On February 26, 2019, the Tenth Civil Judge acknowledged NSC’s the filing of the legal response to the ordinary mercantile claim, its request to submit to arbitration, and the appeal remedy previously mentioned in item (ii) granting EWG a period of three business days to, among others, state what it deemed convenient to its interest.

-	Further, on February 26, 2019, the Tenth Civil Judge set the guarantee requested in NSC’s November 7, 2018 legal response, in the form of a security deposit in the amount of 1,000,000 Mexican pesos, to release the preliminary relief sought by EWG. On March 4, 2019, NSC filed before the Tenth Civil Judge evidence of such security deposit, requesting the release of the mentioned preliminary relief.

-	Irrespective of the resolution revoking the preliminary relief previously granted in favor of EWG (due to the filing of the security deposit by NSC) and the pendency of the appeal remedy filed by EWG against such revocation, on April 12, 2019, the Tenth Civil Judge granted EWG the opportunity to file a counter guarantee in the amount of 1,500,000 Mexican pesos to maintain the ex-parte preliminary relief granted in its favor. With respect to this matter, the Tenth Civil Judge issued a resolution on April 26, 2019 allowing such counter guarantee to be filed in the form of a security deposit or in any other form allowed by the law, without extending the term initially granted for the filing of the counter guarantee.

-	NSC has vigorously opposed the resolution of the Tenth Civil Judge allowing the filing of a counter guarantee through the filing of a revocation remedy. To date, such appeal remedy has not been resolved.

-	Further, on April 12, 2019, the Tenth Civil Judge ruled that the request for arbitration filed on November 7, 2018 was not applicable under Mexican law.

d) Amparo filed by NSC against the resolution rejecting submission to arbitration.

On May 17, 2019, NSC filed an amparo claim against the April 12, 2019 ruling. Such amparo claim was resolved on October 31, 2019, ordering the Tenth Civil Judge to issue a new resolution on the request to submit the claim to arbitration. EWG filed an appeal remedy opposing such order for the issuance of a new resolution, and such remedy has not yet been resolved. However, NSC has filed pleadings to uphold the order for the issuance of a new resolution challenged by EWG.

In any event, the order for the Tenth Civil Judge to issue a new resolution on the request to submit the claim to arbitration does not necessarily imply that the Tenth Civil Judge shall rule to move to arbitration. However, if the new resolution is unfavorable for NSC, NSC is prepared to vigorously oppose such resolution.

e) Administrative cancellation of registrations before the Public Registry of Property.

Despite the posting of the previously mentioned 1,000,000 Mexican pesos guarantee in February 26, 2019 to release the preliminary relief sought by EWG within the ordinary mercantile claim, the Tenth Civil Judge failed to make her resolution effective, which would thereby rescind the previously mentioned preliminary relief granted to EWG.

Consequently, on June 19, 2019 (i.e. before obtaining a resolution revoking the preliminary relief as mentioned previously), NSC filed before the Public Registry of Property of Baja California a cancellation request for the provisional lien and the preventive annotation recorded against NSC’s property in the public real estate records.

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

f) Amparo filed by EWG against the administrative cancellation of registrations before the Public Registry of Property.

In November 2019, NSC learned that EWG had filed an amparo claim before the Third District Court in Tijuana against such encumbrances cancellation resolution, and in December 2019, NSC responded to such procedure to vigorously oppose the claim of EWG. Thereafter, NSC submitted a motion to dismiss, based on the resolution of the appeal remedy revoking the preliminary relief, previously mentioned in item (ii). The Court resolved in favor of such motion to dismiss. However, EWG may file an appeal remedy against such resolution.

-	On June 27, 2019, the Tenth Civil Judge acknowledged the posting, by EWG, of a bond policy as the counter guarantee allowed pursuant to the Tenth Civil Judge’s ruling on April 26, 2019. NSC plans to vigorously oppose the filing of such bond policy upon continuation of the proceedings, following the suspension granted as a result of the filing of the appeal remedy previously mentioned in item (ii).

-	CW-Cooperatief has not been officially served with the ordinary mercantile claim, and AdR has not been notified that it has to appear for such trial. In any event, AdR is only a named third party called to trial in this claim, and no claims have been made by EWG against AdR.

We cannot presently determine what impact the resolution of this litigation may ultimately have on our ability to complete the Project.

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

Effect of newly issued but not yet effective accounting standards:

None.

Dividends

•	On January 31, 2019, we paid a dividend of $0.085 to shareholders of record on January 2, 2019.

•	On April 30, 2019, we paid a dividend of $0.085 to shareholders of record on April 1, 2019.

•	On July 31, 2019, we paid a dividend of $0.085 to shareholders of record on July 1, 2019.

•	On October 31, 2019, we paid a dividend of $0.085 to shareholders of record on October 1, 2019.

•	On January 31, 2020, we paid a dividend of $0.085 to shareholders of record on January 2, 2020.

•	On February 11, 2020, our Board declared a dividend of $0.085 payable on April 30, 2020 to shareholders of record on April 1, 2020

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

Dividend Reinvestment and Common Stock Purchase Plan

This plan is available to our shareholders, who may reinvest all or a portion of their common stock dividends into shares of common stock at prevailing market prices and may also invest optional cash payments to purchase additional shares at prevailing market prices as part of this plan.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Consolidated Water Co. Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consolidated Water Co., Ltd. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019 , based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 13, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for leases due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

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

Fort Lauderdale, Florida

March 13, 2020

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$42,902,669	$31,337,477
Accounts receivable, net	23,229,689	22,462,217
Inventory	3,287,555	2,232,721
Prepaid expenses and other current assets	2,346,918	2,801,674
Current portion of loans receivable	-	734,980
Costs and estimated earnings in excess of billings	1,675,781	835,669
Current assets of discontinued operations	-	1,959,494
Total current assets	73,442,612	62,364,232
Property, plant and equipment, net	61,248,979	58,880,818
Construction in progress	1,335,597	6,015,043
Inventory, non-current	4,404,378	4,545,198
Investment in OC-BVI	1,903,602	2,584,987
Goodwill	13,325,013	8,004,597
Land and rights of way held for development	24,162,523	24,161,024
Intangible assets, net	5,040,000	1,891,667
Operating lease right-of-use assets	4,439,212	-
Other assets	2,990,228	2,123,999
Long-term assets of discontinued operations	-	1,944,033
Total assets	$192,292,144	$172,515,598

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$3,672,142	$4,570,641
Accrued compensation	1,821,395	1,286,468
Dividends payable	1,292,187	1,286,493
Current maturities of operating leases	755,751	-
Current portion of long-term debt	17,753	-
Billings in excess of costs and estimated earnings	614,386	109,940
Current liabilities of discontinued operations	-	646,452
Total current liabilities	8,173,614	7,899,994
Long term debt	61,146	-
Deferred tax liabilities	1,529,035	659,874
Noncurrent operating leases	3,836,475	-
Net liability arising from put/call options	664,000	-
Other liabilities	75,000	199,827
Total liabilities	14,339,270	8,759,695
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 33,751 and 34,796 shares, respectively	20,251	20,878
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,049,608 and 14,982,906 shares, respectively	9,029,765	8,989,744
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	88,356,509	87,211,953
Retained earnings	66,352,733	59,298,161
Cumulative translation adjustment	-	(549,555)
Total Consolidated Water Co. Ltd. stockholders' equity	163,759,258	154,971,181
Non-controlling interests	14,193,616	8,784,722
Total equity	177,952,874	163,755,903
Total liabilities and equity	$192,292,144	$172,515,598

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018
Total revenue	$68,793,651	$65,719,857
Total cost of revenue	40,519,303	38,977,570
Gross profit	28,274,348	26,742,287
General and administrative expenses	19,348,958	18,709,419
Gain (loss) on asset dispositions and impairments, net	445,041	(56,774)
Income from operations	9,370,431	7,976,094

Other income (expense):
Interest income	588,509	663,197
Interest expense	(2,814)	(8,427)
Profit-sharing income from OC-BVI	16,200	654,075
Equity in the earnings of OC-BVI	44,765	1,798,280
Net unrealized gain (loss) on put/call options	56,000	(256,000)
Other	98,431	(111,061)
Other income, net	801,091	2,740,064
Income before income taxes	10,171,522	10,716,158
Provision for (benefit from) income taxes	66,621	(157,291)
Net income from continuing operations	10,104,901	10,873,449
Income from continuing operations attributable to non-controlling interests	1,549,978	695,787
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	8,554,923	10,177,662
Gain on sale of discontinued operations	3,621,170	-
Net income from discontinued operations	-	1,115,825
Total income from discontinued operations	3,621,170	1,115,825
Net income attributable to Consolidated Water Co. Ltd. stockholders	$12,176,093	$11,293,487

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.57	$0.68
Discontinued operations	0.24	0.07
Basic earnings per share	$0.81	$0.75

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.56	$0.68
Discontinued operations	0.24	0.07
Diluted earnings per share	$0.80	$0.75

Dividends declared per common and redeemable preferred shares	$0.34	$0.34

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,025,639	14,962,760
Diluted earnings per share	15,137,076	15,074,147

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Cumulative translation	Non-controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	adjustment	interests	equity
Balance as of December 31, 2017	33,488	$20,093	14,918,869	$8,951,321	$86,405,387	$53,105,196	$(549,555)	$8,088,935	$156,021,377
Issuance of stock	7,409	4,445	58,228	34,938	(39,383)	-	-	-	-
Conversion of preferred stock	(5,809)	(3,485)	5,809	3,485	-	-	-	-	-
Buyback of preferred stock	(1,627)	(976)	-	-	(16,362)	-	-	-	(17,338)
Net income	-	-	-	-	-	11,293,487	-	695,787	11,989,274
Exercise of options	1,335	801	-	-	12,175	-	-	-	12,976
Dividends declared	-	-	-	-	-	(5,100,522)	-	-	(5,100,522)
Stock-based compensation	-	-	-	-	850,136	-	-	-	850,136
Balance as of December 31, 2018	34,796	20,878	14,982,906	8,989,744	87,211,953	59,298,161	(549,555)	8,784,722	163,755,903
Issuance of stock	7,293	4,376	59,472	35,683	(40,059)	-	-	-	-
Conversion of preferred stock	(7,230)	(4,338)	7,230	4,338	-	-	-	-	-
Buyback of preferred stock	(2,674)	(1,605)	-	-	(22,491)	-	-	-	(24,096)
Net income	-	-	-	-	-	12,176,093	-	1,549,978	13,726,071
Exercise of options	1,566	940	-	-	14,882	-	-	-	15,822
PERC non-controlling interest at acquisition date	-	-	-	-	-	-	-	3,617,634	3,617,634
Sale of CW-Bali	-	-	-	-	-	-	549,555	241,282	790,837
Dividends declared	-	-	-	-	-	(5,121,521)	-	-	(5,121,521)
Stock-based compensation	-	-	-	-	1,192,224	-	-	-	1,192,224
Balance as of December 31, 2019	33,751	$20,251	15,049,608	$9,029,765	$88,356,509	$66,352,733	$-	$14,193,616	$177,952,874

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$13,726,071	$11,989,274
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	-	(1,115,825)
Gain on sale of discontinued operations	(3,621,170)	-
Depreciation and amortization	7,207,647	7,034,234
Deferred income tax benefit	(239,848)	(365,019)
Unrealized (gain) loss on net put/call option	(56,000)	256,000
Compensation expense relating to stock and stock option grants	1,192,224	850,136
Loss (gain) on asset dispositions and impairments, net	(445,041)	56,774
Foreign currency transaction adjustment	(104,991)	2,593
Profit-sharing and equity in earnings of OC-BVI	(60,965)	(2,452,355)
Distribution of earnings from OC-BVI	742,350	2,651,250
Change in:
Accounts receivable and costs and estimated earnings in excess of billings	(414,006)	(9,512,730)
Inventory	(1,357,032)	(1,131,409)
Prepaid expenses and other assets	(171,841)	(800,540)
Accounts payable, accrued expenses and other current liabilities, and billings in excess of costs and estimated earnings	(1,193,740)	528,014
Net cash provided by operating activities - continuing operations	15,203,658	7,990,397
Net cash provided by operating activities - discontinued operations	-	1,055,949
Net cash provided by operating activities	15,203,658	9,046,346

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(3,525,122)	(16,202,520)
Proceeds from asset dispositions	453,480	51,590
Proceeds from sale of discontinued operations, net of cash provided	6,971,234	-
Acquisition of PERC, net of cash acquired	(3,147,438)	-
Collections on loans receivable	734,980	1,400,448
Payment for land and right of way held for development	(1,499)	(2,655,349)
Net cash provided by (used in) investing activities	1,485,635	(17,405,831)

Cash flows from financing activities
Dividends paid to common shareholders	(5,103,801)	(5,081,107)
Dividends paid to preferred shareholders	(12,026)	(14,535)
Repurchase of redeemable preferred stock	(24,096)	(17,338)
Proceeds received from exercise of stock options	15,822	12,976
Issuance of note payable to related party	-	784,000
Payments made on note payable to related party	-	(1,470,000)
Net cash used in financing activities	(5,124,101)	(5,786,004)
Net increase (decrease) in cash and cash equivalents	11,565,192	(14,145,489)
Cash and cash equivalents at beginning of period	31,337,477	45,482,966
Cash and cash equivalents at end of period	$42,902,669	$31,337,477

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) supply water, treat water for reuse, and provide water-related products and services to customers in the Cayman Islands, The Bahamas, the United States and the British Virgin Islands. The Company produces potable water from seawater using reverse osmosis technology and sells this water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The Company designs, builds and sells water production and water treatment infrastructure and manages water infrastructure for commercial and governmental customers. The Company also manufactures a wide range of specialized and custom water industry related products and provides design, engineering, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment.

2. Accounting policies

Basis of preparation: The consolidated financial statements presented are prepared in accordance with the accounting principles generally accepted in the United States of America.

Use of estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the carrying value of property, plant and equipment, intangible assets, goodwill and put/call options. Actual results could differ significantly from such estimates.

Basis of consolidation: The accompanying condensed consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”); and (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), Aerex Industries, Inc. (“Aerex”), N.S.C. Agua, S.A. de C.V. (“NSC”), Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), PERC Water Corporation (“PERC”) and PT Consolidated Water Bali (“CW-Bali”). The Company’s investment in its affiliate Ocean Conversion (BVI) Ltd. (“OC-BVI”) is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Net foreign currency gains arising from transactions and re-measurements were $35,352 and $8,089 for the year ended December 31, 2019 and 2018, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of December 31, 2019 and December 31, 2018 include $12.7 million and $8.4 million, respectively, of certificates of deposits with an original maturity of three months or less.

As of December 31, 2019, the Company had deposits in U.S. banks in excess of federally insured limits of approximately $6.5 million. As of December 31, 2019, the Company held cash in foreign bank accounts of approximately $36.0 million.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. As of December 31, 2019, the equivalent United States dollar cash balances for deposits held in The Bahamas were approximately $7.4 million.

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

Loans receivable: Loans receivable relate to notes receivable from customers arising from the construction and sale of water infrastructure. The allowance for loan losses, if any, is the Company’s best estimate of the amount of probable credit losses in the Company’s existing loans and is determined on an individual loan basis.

Costs and estimated earnings in excess of billings: Costs and estimated earnings in excess of billings represent revenue recognized in excess of amounts billed on the respective uncompleted construction and manufacturing contracts.

Billings in excess of costs and estimated earnings: Billing in excess of costs and estimated earnings represent amounts billed in excess of revenue recognized on the respective uncompleted construction and manufacturing contracts.

Property, plant and equipment, net: Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using a straight-line method with an allowance for estimated residual values. Rates are determined based on the estimated useful lives of the assets as follows:

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

Interest costs directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial amount of time to be ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use. No interest was capitalized during the years ended December 31, 2019 or 2018.

Long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if their carrying amounts are not recoverable through their undiscounted cash flows and measures the impairment loss based on the difference between the carrying amounts and estimated fair values.

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

For the years ended December 31, 2019 and 2018, the Company estimated the fair value of its reporting units by applying the discounted cash flow method, the guideline public company method, and the mergers and acquisitions method.

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

The Company also estimated the fair value of each of its reporting units for the years ended December 31, 2019 and 2018 through reference to the guideline companies and the market multiples implied by guideline merger and acquisition transactions.

The Company weighted the fair values estimated for each of its reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings the Company applied to each method as of December 31, 2019 were consistent with those used as of December 31, 2018 and were as follows:

Method	Retail	Bulk	Manufacturing
Discounted cash flow	80%	80%	80%
Guideline public company	10%	10%	10%
Mergers and acquisitions	10%	10%	10%
	100%	100%	100%

The fair values the Company estimated for its retail and bulk reporting units exceeded their carrying amounts by 74% and 58%, respectively, as of December 31, 2019. The assets and liabilities for the Company’s services reporting unit (with the exception of investments in land and rights of way related to AdR) consist almost entirely of those for PERC, which was acquired on October 24, 2019, and therefore the Company estimates the fair value of its services reporting unit closely approximates its carrying value at December 31, 2019. The Company’s manufacturing reporting unit consists entirely of Aerex and the remaining 49% ownership interest of Aerex was purchased on January 24, 2020 for $8,500,000. The Company considered this purchase, the manufacturing reporting unit’s results of operations for the year ended December 31, 2019, its projected results of operations for the year ending December 31, 2020, and the amount by which its estimated fair value exceeded its carrying amount as of December 31, 2018 to determine that it is more likely than not that the fair value of the manufacturing reporting unit exceeded its carrying amount at December 31, 2019.. The fair values the Company estimated for its retail, bulk and manufacturing units exceeded their carrying amounts by 79%, 62% and 53%, respectively, as of December 31, 2018.

On February 11, 2016, the Company acquired 51% ownership interest in Aerex. In connection with this acquisition the Company recorded goodwill of $8,035,211. Aerex’s actual results of operations for the six months in 2016 following the acquisition fell significantly short of the projected results for this period that were included in the cash flow projections the Company utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Due to this shortfall in Aerex’s results of operations, the Company tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, the Company determined that the carrying value of the Aerex goodwill exceeded its fair value and recorded an impairment loss of $1,750,000 for the three months ended September 30, 2016, included in loss on long-lived asset dispositions and impairments, net in the accompanying consolidated statements of income, to reduce the carrying value of this goodwill to $6,285,211. As part of the Company’s annual impairment testing of goodwill performed during the fourth quarter, in 2017 the Company updated its projections for Aerex’s future cash flows, determined that the carrying value of the Aerex goodwill exceeded its fair value, and recorded an impairment loss of $1,400,000 for the three months ended December 31, 2017, which is included in loss on long-lived asset dispositions and impairments, net in the accompanying consolidated statements of income, to further reduce the carrying value of the goodwill to $4,885,211. The Company may be required to record additional impairment losses to reduce the carrying value of this goodwill in future periods if the Company determines it likely that Aerex’s results of operations will fall short of its most recent projections of its future cash flows.

In February 2019, the Company sold its former Belize subsidiary (see Note 13) As a result of this sale, this former subsidiary has been accounted for as discontinued operations in the consolidated financial statements, and bulk segment goodwill of approximately $380,000 as of December 31, 2018 associated with this former subsidiary was reclassified to long-term assets of discontinued operations in the consolidated statements of financial condition.

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

Other assets: Under the terms of CW-Bahamas’ contract with the Water and Sewerage Corporation of The Bahamas (“WSC”) to supply water from its Blue Hills desalination plant, CW-Bahamas was required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one-year period by 438 million gallons, a requirement CW-Bahamas met during 2007. The Company was solely responsible for the engineering, labor and materials costs incurred to affect the reduction in lost water, which were capitalized and are being amortized on a straight-line basis over the original remaining life of the Blue Hills contract. Such costs are included in other assets and aggregated approximately $3.5 million as of December 31, 2019 and 2018. Accumulated amortization for these costs was approximately $2.4 million and $2.2 million as of December 31, 2019 and 2018, respectively. Amortization expense was $179,353 for the years ended December 31, 2019 and 2018.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Year Ended December 31,
	2019	2018
Retail revenue	26,456,022	25,621,048
Bulk revenue	26,986,108	31,031,287
Services revenue	1,759,446	1,811,372
Manufacturing revenue	13,592,075	7,256,150
Total revenue	$68,793,651	$65,719,857

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

The Company sells bulk water in The Bahamas through its majority-owned subsidiary, CW-Bahamas, to the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes such water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. The Company also sells water to a private resort on Bimini.

The Company has elected the “right to invoice” practical expedient for revenue recognition on its bulk water sale contracts and recognizes revenue in the amount to which the Company has a right to invoice.

Services and Manufacturing revenue

The Company, through Aerex, is a custom and specialty manufacturer of water treatment-related systems and products applicable to commercial, municipal and industrial water production. Substantially all of Aerex’s customers are U.S. companies.

The Company provides design, engineering, management, procurement and construction services for desalination infrastructure through DesalCo, which serves customers in the Cayman Islands, The Bahamas and the British Virgin Islands.

The Company also provides design, engineering, construction and management services for water treatment and reuse infrastructure through PERC. All of PERC’s customers are companies or governmental entities located in the U.S.

The Company recognizes services and manufacturing construction revenue over time under the input method using costs incurred (which represents work performed) to date relative to total estimated costs at completion to measure progress toward satisfying its performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, material and overhead. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any costs and estimated earnings in excess of billings are classified as current assets. Billings in excess of costs and estimated earnings on uncompleted contracts, if any, are classified as current liabilities.

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

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2018 have been reclassified to conform to the current year’s presentation.

3. Acquisition of PERC

On October 24, 2019, the Company, through its wholly-owned subsidiary, CW-Holdings, entered into a stock purchase agreement (the “Purchase Agreement”) with PERC and its various shareholders (collectively, the “Sellers”). Pursuant to the terms of the Purchase Agreement, CW-Holdings purchased a 51% ownership interest in PERC for approximately $4.1 million in cash. After giving effect to the transactions contemplated by the Purchase Agreement, CW-Holdings owns 51% of the outstanding capital stock of PERC, and three members of PERC’s management and one additional shareholder (the “Remaining Shareholders”) own the remaining 49% of the outstanding capital stock of PERC. CW-Holdings also acquired from the Remaining Shareholders an option to compel the Remaining Shareholders to sell, and granted to the Remaining Shareholders an option to require CW-Holdings to purchase, the Remaining Shareholders’ 49% ownership interest in PERC at a price based upon the fair market value of PERC at the time of the exercise of the option. CW-Holdings’ option is exercisable on or after October 24, 2022 and the Remaining Shareholders’ option is exercisable on or after October 24, 2024.

PERC is a water infrastructure company headquartered in Costa Mesa, California that develops, designs, builds, and manages wastewater and water reuse infrastructure.

In connection with the Purchase Agreement, CW-Holdings, and the Remaining Shareholders entered into a shareholders’ agreement, pursuant to which CW-Holdings and the Remaining Shareholders agreed to certain rights and obligations with respect to the governance of PERC.

The purchase price for PERC is summarized as follows:

Cash consideration
Purchase price (excluding working capital)	$4,088,817
Cash acquired	(941,379)
Total cash consideration	$3,147,438

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

Financial assets	$1,371,532
Costs and estimated earnings in excess of billings	20,854
Property, plant and equipment	86,287
Identifiable intangible assets	3,990,000
Deferred tax liability	(1,117,200)
Accounts payable and accrued liabilities	(1,260,722)
Working capital adjustment payable	(23,467)
Deferred revenue	(117,636)
Billings in excess of costs and estimated earnings	(760,992)
Net liability arising from put/call options	(744,000)
Total identifiable net assets	1,444,656
Non-controlling interest in PERC	(3,617,634)
Goodwill	5,320,416
$3,147,438

The fair value of noncontrolling interest was calculated using the discounted cash flow method. The discounted cash flow method relied upon nine-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis. An 8.4% discount for marketability was applied to the noncontrolling interest calculated under the discounted cash flow method. This marketability discount was calculated using an average-price put option model.

The identifiable intangible assets consisted of the following items:

	Amount	Useful life
Non-compete agreement	$130,000	3 years
Trade name	1,300,000	15 years
Customer backlog	360,000	2 years
Facility management contracts	2,200,000	6 years
	$3,990,000

The results of operations of PERC included in the Company’s results of operations for the period October 24, 2019 to December 31, 2019 are as follows:

Revenue	$1,376,793
Gross profit	407,604
Amortization of intangibles, net of tax benefit	(81,200)
Net income	37,924

The following unaudited pro forma financial information presents the results of operations of the Company for the years ended December 31, 2019 and 2018, as if the acquisition of PERC had taken place on January 1, 2018. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2018, nor do they purport to be indicative of future results of operations.

	December 31,
	2019	2018
Revenue	$77,615,958	$76,787,893
Cost of revenue	47,162,564	47,608,703
Gross profit	30,453,394	29,179,190
General and administrative expenses	21,620,106	21,451,898
Gain (loss) on asset dispositions and impairments, net	447,681	(58,434)
Income from operations	9,280,969	7,668,858
Other income (expense), net	805,093	2,749,833
Income before income taxes	10,086,062	10,418,691
Provision for (benefit from) income taxes	72,814	(651,300)
Net income from continuing operations	10,013,248	11,069,991
Income from continuing operations attributable to non-controlling interests	1,505,068	792,092
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	8,508,180	10,277,899
Gain on sale of discontinued operations	3,621,170	-
Net income from discontinued operations	-	1,115,825
Total income from discontinued operations	3,621,170	1,115,825
Net income attributable to Consolidated Water Co. Ltd. stockholders	$12,129,350	$11,393,724

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.57	$0.69
Discontinued operations	0.24	0.07
Basic earnings per share	$0.81	$0.76

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.56	$0.68
Discontinued operations	0.24	0.07
Diluted earnings per share	$0.80	$0.75

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,025,639	14,962,760
Diluted earnings per share	15,137,076	15,074,147

4. Cash and cash equivalents

Cash and cash equivalents are not restricted by the terms of the Company’s bank accounts as to withdrawal or use. As of December 31, 2019 and 2018, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2019	2018
Bank accounts:
United States dollar	$16,107,831	$11,797,054
Cayman Islands dollar	6,690,274	5,626,487
Bahamian dollar	6,353,936	3,301,002
Belize dollar	-	1,130,783
Bermudian dollar	3,084	3,370
Mexican peso	384,895	37,313
Indonesian rupiah	-	22,289
	29,540,020	21,918,298

Short term deposits:
United States dollar	11,100,185	8,379,723
Cayman Islands dollar	1,209,954	-
Bahamian dollar	1,052,510	1,039,456
	13,362,649	9,419,179
Total cash and cash equivalents	$42,902,669	$31,337,477

Transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas.

5. Accounts receivable, net

	December 31,
	2019	2018
Trade accounts receivable	$23,138,736	$22,331,720
Receivable from OC-BVI	10,808	46,600
Other accounts receivable	222,381	242,799
	23,371,925	22,621,119
Allowance for doubtful accounts	(142,236)	(158,902)
Accounts receivable, net	$23,229,689	$22,462,217

The activity for the allowance for doubtful accounts consisted of:

	December 31,
	2019	2018
Opening allowance for doubtful accounts	$158,902	$158,902
Provision for doubtful accounts	-	-
Accounts written off during the year	(16,666)	-
Ending allowance for doubtful accounts	$142,236	$158,902

Significant concentrations of credit risk are disclosed in Note 21.

6. Inventory

	December 31,
	2019	2018
Water stock	$33,694	$36,837
Consumables stock	118,286	106,925
Spare parts stock	7,539,953	6,634,157
Total inventory	7,691,933	6,777,919
Less current portion	3,287,555	2,232,721
Inventory (non-current)	$4,404,378	$4,545,198

7. Contracts in progress

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	December 31,
	2019	2018
Revenues recognized to date on contracts in process	$24,041,993	$6,377,657
Amounts billed to date on contracts in process	(22,980,598)	(5,651,928)
	$1,061,395	$725,729

The above net balances are reflected in the accompanying consolidated balance sheet as follows:

	December 31,
	2019	2018
Costs and estimated earnings in excess of billings	$1,675,781	$835,669
Billings in excess of costs and estimated earnings	(614,386)	(109,940)
	$1,061,395	$725,729

8. Property, plant and equipment and construction in progress

	December 31,
	2019	2018
Land	$3,566,537	$3,435,361
Buildings	23,176,106	19,829,575
Plant and equipment	64,840,636	61,777,836
Distribution system	36,538,614	36,057,078
Office furniture, fixtures and equipment	3,061,315	3,635,184
Vehicles	1,582,053	1,431,719
Leasehold improvements	272,092	244,221
Lab equipment	14,958	27,795
	133,052,311	126,438,769
Less accumulated depreciation	71,803,332	67,557,951
Property, plant and equipment, net	$61,248,979	$58,880,818
Construction in progress	$1,335,597	$6,015,043

As of December 31, 2019, the Company had outstanding capital commitments of $226,526. The Company maintains insurance for loss or damage to all fixed assets that it deems susceptible to loss. The Company does not insure its underground distribution system as the Company considers the possibility of material loss or damage to this system to be remote. During the years ended December 31, 2019 and 2018, $7,755,375 and $14,398,624, respectively, of construction in progress was placed in service. Depreciation expense was $6,186,627 and $5,514,881 for the years ended December 31, 2019 and 2018, respectively.

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

The Company’s equity investment in OC-BVI amounted to $1,903,602 and $2,584,987 as of December 31, 2019 and December 31, 2018, respectively.

Summarized financial information for OC-BVI is as follows:

	December 31,
	2019	2018
Current assets	$1,151,398	$2,286,179
Non-current assets	3,446,198	3,859,310
Total assets	$4,597,596	$6,145,489

	December 31,
	2019	2018
Current liabilities	$156,040	$132,005
Non-current liabilities	684,450	1,048,950
Total liabilities	$840,490	$1,180,955

	Year Ended December 31,
	2019	2018
Revenue	$3,146,550	$2,845,211
Cost of revenue	2,156,460	1,348,046
Gross profit	990,090	1,497,165
General and administrative expenses	781,677	707,034
Gain on long-lived asset disposition	1,000	-
Income from operations	209,413	790,131
Other income (expense), net	(32,341)	3,393,271
Net income	177,072	4,183,402
Income attributable to non-controlling interests	74,233	52,275
Net income attributable to controlling interests	$102,839	$4,131,127

A reconciliation of the beginning and ending balances for the investment in OC-BVI for the year ended December 31, 2019:

Balance as of December 31, 2018	$2,584,987
Profit-sharing and equity from earnings of OC-BVI	60,965
Distributions received from OC-BVI	(742,350)
Balance as of December 31, 2019	$1,903,602

The Company recognized $44,765 and $1,798,280 in earnings from its equity investment in OC-BVI for the years ended December 31, 2019 and 2018, respectively. The Company recognized $16,200 and $654,075 in profit-sharing income from its profit-sharing agreement with OC-BVI for the years ended December 31, 2019 and 2018, respectively.

For the years ended December 31, 2019 and 2018, the Company recognized $382,653 and $445,188, respectively, in revenues from its management services agreement with OC-BVI. The Company also recognized approximately $710,000 in revenues for the year ended December 31, 2018 for the refurbishment of OC-BVI’s Bar Bay plant. Amounts payable by OC-BVI to the Company were $10,808 and $46,746 as of December 31, 2019 and 2018, respectively.

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

In 2006, the BVI government took the position that the seven-year extension of the 1990 Agreement had been completed and that it was entitled to ownership of the Baughers Bay plant and during 2007, the BVI government-initiated litigation seeking ownership of the Baughers Bay plant. OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which OC-BVI believed represented the value of the Baughers Bay plant at its expanded production capacity.

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

In August 2018, OC-BVI and the BVI government entered into a settlement agreement for the Baughers Bay plant litigation with an agreed upon value for the plant of $4,432,834, which resulted in a net payment (i.e. after legal and other expenses) to OC-BVI in September 2018 of $4,271,409. Such amount is included in other income, net in OC-BVI’s 2018 consolidated results of operations.

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

In December 2016, the Congress of the State of Baja California, Mexico (the “Congress”) passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract and authorized the corresponding public entities to obtain a credit facility to guarantee their payment obligations. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities. In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenue from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress in December 2017. The authorization for the execution of the credit agreement to guarantee the payment obligations of the public entities under the APP Contract given in Decreto #57, as amended by Decreto #168, expired on December 31, 2018. During the congressional session held at the end of March 2019, the Congress passed Decreto #335, which renewed the authorizations for the various payment trusts, guaranties and bank credit lines required to be established for the Project by the State entities. Decreto #335 expired December 31, 2019. During the congressional session held at the end of December 2019, the Congress passed Decreto #37, which renewed the authorizations for the various payment trusts, guaranties and bank credit lines required to be established for the Project by the State entities. Decreto #37 expires June 30, 2020. However, the expiration of Decreto #37 will not result in a termination of the APP Contract and/or the Project, as a new authorization may be issued by Congress.

Following its issuance, the following legal proceedings were initiated against Decreto #335:

(a) Amparo trial filed by a certain congressman and his alternate in April 2019. Given that neither AdR nor NSC are parties to this action, based on publicly available information the Company understands that in April 2019, a congressman of the Congress and his alternate filed this claim, stating that there are no interested third parties in this trial. Both the provisional and definitive suspensions of the effects of Decreto #335 requested by claimants, were denied by the Sixth District Court in Mexicali. As such, the effects of Decreto #335 have not been suspended. On July 31, 2019, this proceeding was dismissed. However, according to publicly available information, on August 15, 2019, the claimants appealed this dismissal. As neither AdR nor NSC are parties to this Amparo trial, they are not parties to that appeal. Based upon publicly available information, on February 6, 2020, the Sixth Collegiate Tribunal of the Fifteenth Circuit Court dismissed such appeal.

(b) Amparo trial filed in May 2019 by certain individuals that allegedly form part of Consejo Coordinador Empresarial (a private local business association). This claim challenged the constitutionality and therefore, the validity of Decreto #335. In May 2019, an initial resolution dismissing the claim was issued by the First District Court in Tijuana. The claimants in this proceeding appealed this dismissal, and the appeal was resolved in the claimants’ favor by a superior court, therefore forcing the admission of this amparo claim by the First District Court in Tijuana. Both the provisional and definitive suspensions of the effects of Decreto #335 requested by claimants were denied by the First District Court in Tijuana. On October 1, 2019, AdR appeared before the First District Court, to vigorously oppose this claim. On January 3, 2020, the First District Court in Tijuana dismissed this claim On January 15, 2020, claimants appealed such dismissal, and such appeal has not been yet resolved.

(c) Constitutionality challenge (Acción de Inconstitucionalidad) against Decreto #335, filed by certain congresspersons in May 2019. Based on publicly available information, the Company understands that in May 2019, certain congresspersons filed this constitutionality challenge against Decreto #335. This challenge has yet to be resolved.

Both the exchange rate for the Mexican peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Contract. These changes have adversely impacted the estimated construction, operating and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the consideration (i.e. water tariff) under the APP Contract in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to the CEA requesting the definition of the mechanism required by the APP Contract to update the consideration under the APP Contract for changes in foreign exchange rates, lending rates and certain laws which have impacted the Project. On June 1, 2018, AdR and the CEA executed an amendment to the APP Contract which, among other things, increases the scope of Phase 1 of the Project for including the aqueduct originally designated for Phase 2, and addresses AdR’s concerns regarding the impact on the Project for changes in the exchange rate for the peso relative to the dollar and changes in interest rates that have occurred subsequent to the submission of the Consortium’s bid for the Project. As a result of this amendment to the APP Contract, the final cost of Phase 1 and the related consideration to be charged by AdR under the APP Contract will be determined based upon the bid submitted by the Consortium, the changes set forth in the amendment to the APP Contract and the economic conditions (e.g. interest rates and currency exchange rates) in effect on the financial closing date for Phase 1.

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez MA with the option to purchase 20% of the equity of AdR. If Suez MA does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the conditions precedent related to the Project are met, including but not limited to those conditions discussed previously. The aggregate investment to be made by the equity partners in the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project. This Agreement was originally scheduled to expire on June 30, 2019 but has been extended to April 30, 2020.

In June 2018, AdR and Suez MA executed a contract whereby Suez MA will serve as the engineering, procurement and construction contractor for the Project with such contract becoming effective on the effective date of the APP Contract.

If AdR is ultimately unable to proceed with the Project due to a failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective, or for any other reason, the land NSC has purchased and the rights of way deposits it has made may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its rights of way deposits for amounts at least equal to their carrying values as of December 31, 2019 of approximately $24.2 million. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on the Company’s financial condition and results of operations.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $2,348,000 and $2,884,000 for the year ended December 31, 2019 and 2018, respectively. The assets and liabilities of NSC and AdR included in the Company’s consolidated balance sheets amounted to approximately $29.3 million and $2.9 million, respectively, as of December 31, 2019 and approximately $26.2 million and $243,000 respectively, as of December 31, 2018.

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

In January 2018, EWG initiated an ordinary mercantile claim against the individual shareholder, NSC and CW-Cooperatief, (with AdR being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”). The paragraphs that follow include a description of such litigation, while subparagraphs a) through f) that follow describe certain separate amparo claims, an appeal and an administrative act arising from or relating to such ordinary mercantile claim, all in chronological order.

-	In the ordinary mercantile claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99% as a consequence of the Option Agreement. EWG requested that the courts, as a preliminary matter; (a) suspend the effectiveness of the challenged transactions; (b) order certain public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. The Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental and public entities involved with the Project, including the registration of the pendency of the lawsuit in certain public records.

a) AdR amparo claim against the preliminary relief sought by EWG.

In April 2018, AdR filed an amparo against the official writs issued by the Tenth Civil Judge to two governmental entities. In May 2018, the amparo claim was amended to also request protection against additional official writs issued by the Tenth Civil Judge to two other governmental entities and one banking institution. In May 2018, the Third District Court for Amparo and Federal Trials in the State of Baja California with residence in Tijuana granted a temporary suspension of the effects and consequences of the claimed official writs issued by the Tenth Civil Judge pending a further determination by the Third District Court. Such suspension was granted definitively in July 2018, and in August 2018, a resolution determining that the claimed official writs are unconstitutional, was issued. EWG appealed such resolution, and in January 2020, the Collegiate Tribunal resolving such appeal dismissed the amparo filed by AdR. However, such dismissal does not adversely impact AdR, considering the resolution to the appeal mentioned in subparagraph b) that follows.

-	On October 16, 2018, NSC was served with the ordinary mercantile claim. On November 7, 2018, NSC filed a legal response to the claim, vigorously opposing the claims made by EWG. In addition to such legal response, NSC filed (i) a request to submit the claim to arbitration, based on certain provisions of the by-laws of NSC, (ii) an appeal remedy against the preliminary relief, and (iii) a request for the setting of a guarantee to release the preliminary relief granted in favor of EWG.

b) Appeal filed by NSC against the preliminary relief sought by EWG.

The appeal remedy mentioned previously in item (ii) suspended the proceeding (through the posting of a guarantee by NSC), and was resolved in December 2019 and communicated to EWG in January 2020. Such resolution revoked the order of the Tenth Civil Judge whereby EWG was granted the preliminary relief.

c) Amparo filed by EWG against the revocation of the preliminary relief.

In January 2020, EWG filed a new amparo claim against the resolution of the appeal remedy previously mentioned in item (ii). NSC has responded to this new amparo to vigorously oppose such amparo claim of EWG and to uphold the resolution of such appeal remedy. To this date, this amparo claim has not been resolved and, as such, it does not affect the revocation of the preliminary relief.

-	On February 26, 2019, the Tenth Civil Judge acknowledged NSC’s filing of the legal response to the ordinary mercantile claim, its request to submit to arbitration, and the appeal remedy previously mentioned in item (ii), granting EWG a period of three business days to, among others, state what it deemed convenient to its interest.

-	Further, on February 26, 2019, the Tenth Civil Judge set the guarantee requested in NSC’s November 7, 2018 legal response, in the form of a security deposit in the amount of 1,000,000 Mexican pesos, to release the preliminary relief sought by EWG. On March 4, 2019, NSC filed before the Tenth Civil Judge evidence of such security deposit, requesting the release of the mentioned preliminary relief.

-	Irrespective of the resolution revoking the preliminary relief previously granted in favor of EWG (due to the filing of the security deposit by NSC) and the pendency of the appeal remedy filed by EWG against such revocation, on April 12, 2019, the Tenth Civil Judge granted EWG the opportunity to file a counter guarantee in the amount of 1,500,000 Mexican pesos to maintain the ex-parte preliminary relief granted in its favor. With respect to this matter, the Tenth Civil Judge issued a resolution on April 26, 2019 allowing such counter guarantee to be filed in the form of a security deposit or in any other form allowed by the law, without extending the term initially granted for the filing of the counter guarantee.

-	NSC has vigorously opposed the resolution of the Tenth Civil Judge allowing the filing of a counter guarantee through the filing of a revocation remedy. To date, such appeal remedy has not been resolved.

-	Further, on April 12, 2019, the Tenth Civil Judge ruled that the request for arbitration filed on November 7, 2018 was not applicable under Mexican law.

d) Amparo filed by NSC against the resolution rejecting submission to arbitration.

On May 17, 2019, NSC filed an amparo claim against the April 12, 2019 ruling. Such amparo claim was resolved on October 31, 2019, ordering the Tenth Civil Judge to issue a new resolution on the request to submit the claim to arbitration. EWG filed an appeal remedy opposing such order for the issuance of a new resolution, and such remedy has not yet been resolved. However, NSC has filed pleadings to uphold the order for the issuance of a new resolution challenged by EWG.

In any event, the order for the Tenth Civil Judge to issue a new resolution on the request to submit the claim to arbitration does not necessarily imply that the Tenth Civil Judge shall rule to move to arbitration. However, if the new resolution is unfavorable for NSC, NSC is prepared to vigorously oppose such resolution.

e) Administrative cancellation of registrations before the Public Registry of Property.

Despite the posting of the previously mentioned 1,000,000 Mexican pesos guarantee in February 26, 2019 to release the preliminary relief sought by EWG within the ordinary mercantile claim, the Tenth Civil Judge failed to make her resolution effective, which would thereby rescind the previously mentioned preliminary relief granted to EWG.

Consequently, on June 19, 2019 (i.e. before obtaining a resolution revoking the preliminary relief as mentioned previously), NSC filed before the Public Registry of Property of Baja California a cancellation request for the provisional lien and the preventive annotation recorded against NSC’s property in the public real estate records.

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

f) Amparo filed by EWG against the administrative cancellation of registrations before the Public Registry of Property.

In November 2019, NSC learned that EWG had filed an amparo claim before the Third District Court in Tijuana against such encumbrances cancellation resolution, and in December 2019, NSC responded to such procedure to vigorously oppose the claim of EWG. Thereafter, NSC submitted a motion to dismiss, based on the resolution of the appeal remedy revoking the preliminary relief, previously mentioned in item (ii). The Court resolved in favor of such motion to dismiss. However, EWG may file an appeal remedy against such resolution.

-	On June 27, 2019, the Tenth Civil Judge acknowledged the posting, by EWG, of a bond policy as the counter guarantee allowed pursuant to the Tenth Civil Judge’s ruling on April 26, 2019. NSC plans to vigorously oppose the filing of such bond policy upon continuation of the proceedings, following the suspension granted as a result of the filing of the appeal remedy previously mentioned in item (ii).

-	CW-Cooperatief has not been officially served with the ordinary mercantile claim, and AdR has not been notified that it has to appear for such trial. In any event, AdR is only a named third party called to trial in this claim, and no claims have been made by EWG against AdR.

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

In October 2019, the Company purchased a 51% ownership interest in PERC Water Corporation. The purchase transaction identified certain intangible assets with a fair value of $3,990,000 and useful lives as follows: Non-Compete (3 years), Trade name (15 years), Customer backlog (2 years), and Facility management contracts (6 years).

The costs and accumulated amortization for these assets were as follows:

	December 31,
	2019	2018
Cost
Non-compete agreements	$530,000	$400,000
Trade names	2,700,000	1,400,000
Certifications/programs	2,000,000	2,000,000
Customer backlogs	460,000	100,000
Customer relationships	2,000,000	2,000,000
Facility management contracts	2,200,000	-
	9,890,000	5,900,000
Accumulated amortization
Non-compete agreements	(320,556)	(233,333)
Trade names	(380,000)	(272,222)
Certifications/programs	(2,000,000)	(1,944,444)
Customer backlogs	(130,000)	(100,000)
Customer relationships	(1,958,333)	(1,458,334)
Facility management contracts	(61,111)	-
	(4,850,000)	(4,008,333)
Intangible assets, net	$5,040,000	$1,891,667

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

2020	$891,667
2021	746,667
2022	582,778
2023	546,667
2024	546,667
Thereafter	1,725,554
$5,040,000

Amortization expense was $841,667 and $1,340,000 for the years ended December 31, 2019 and 2018, respectively.

12. Leases

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

AdR has entered into a lease for land to be used in the Project with an initial effective term of 20-years from the date of full operation of the Rosarito seawater desalination plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $30,000 every two months. The lease is cancellable by AdR should it ultimately not proceed with the project. All lease assets denominated in a foreign currency are measured using the exchange rate at commencement of the lease or the adoption of ASU 2016-02, whichever is later. All lease liabilities denominated in a foreign currency are remeasured using the exchange rate as of December 31, 2019.

Effective May 1, 2019, the Company executed a new lease for its office located in the Cayman Islands under similar terms compared to the prior lease. This new lease expires April 30, 2024.

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective location on the consolidated balance sheets:

December 31, 2019
ASSETS
Current
Prepaid expenses and other current assets	$36,097
Noncurrent
Operating lease right-of-use assets	4,439,212
Total lease right-of-use assets	$4,475,309

LIABILITIES
Current
Current maturities of operating leases	$755,751
Noncurrent
Noncurrent operating leases	3,836,475
Total lease liabilities	$4,592,226

Weighted average remaining lease term:
Operating leases	17.8 years

Weighted average discount rate:
Operating leases	4.59%

The components of lease cost were as follows:

Year Ended December 31, 2019
Operating lease costs	$797,403
Short-term lease costs	16,469
Total lease costs	$813,872

Total rental expense for the year ended December 31, 2018 was $870,833 and is included within general and administrative expenses in the accompanying consolidated statement of income.

Supplemental cash flow information related to leases is as follows:

Year Ended December 31, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$968,005

Future lease payments relating to the Company's operating lease liabilities as of December 31, 2019 were as follows:

Years ending December 31,	Total
2020	$949,603
2021	632,754
2022	525,579
2023	532,809
2024	313,176
Thereafter	3,602,600
Total future lease payments	6,556,521
Less: Imputed interest	(1,964,295)
Total lease obligations	4,592,226
Less: Current obligations	(755,751)
Noncurrent lease obligations	$3,836,475

13. Discontinued operations

During the quarter ended September 30, 2018, the Company signed a non-binding Memorandum of Understanding (“MOU”) with Belize Water Services Ltd. (“BWSL”) with respect to the potential sale of its wholly owned subsidiary, Consolidated Water (Belize) Limited (“CW-Belize”), to BWSL. The Company was not otherwise considering a sale of CW-Belize, so as an incentive for the Company to consider this proposed transaction, BWSL promised in the MOU to facilitate both the conversion from Belize dollars to U.S. dollars and the subsequent repatriation of all cash balances CW-Belize had on deposit in Belize. Transfers of funds held by CW-Belize to its parent company, which were accomplished by means of conversion of Belize dollars into U.S. dollars, required the approval of the Central Bank of Belize and were dependent on the amount of U.S. dollars available to Belize banks to execute such transfers. Weakness in the Belize economy and other factors have reduced the amount of U.S. dollars that Belize banks have available for transfer, which limited for most of 2018 and in prior years the amount of funds the Company was able to transfer from CW-Belize. Repatriations of funds from CW-Belize to its parent company amounted to $458,000 and $400,000 for the years ended December 31, 2017 and 2016, respectively, significantly less than the net income and net cash flows CW-Belize generated for those years. With BWSL’s assistance, the Company was able to repatriate approximately $2.75 million in cash from Belize to its bank accounts in the Cayman Islands during the three months ended September 30, 2018 and an additional $1.0 million during the fourth quarter of 2018.

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

Summarized financial information for CW-Belize is as follows:

	December 31,
	2019	2018
Current assets	$-	$1,959,494
Property, plant and equipment, net	-	725,930
Inventory, non-current	-	356,854
Goodwill	-	379,651
Intangible assets	-	467,575
Other assets	-	14,023
Total assets of discontinued operations	$-	$3,903,527

Total liabilities of discontinued operations	$-	$646,452

	Year Ended December 31,
	2019	2018
Revenues	$-	$3,127,767
Income from operations	-	1,154,897
Net Income	-	1,115,825
Gain on sale of discontinued operations	3,621,170	-
Depreciation	-	115,363

14. Income taxes

The components of income before income taxes for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
Foreign (not subject to income taxes)	$13,593,497	$15,100,642
Mexico	(2,458,210)	(3,115,656)
United States	2,657,405	(153,003)
	13,792,692	11,831,983
Less gain on sale of discontinued operations	(3,621,170)	-
Less discontinued operations	-	(1,115,825)
	$10,171,522	$10,716,158

The Company's provision for (benefit from) income taxes for the years ended December 31, 2019 and 2018, which related to U.S. operations, consisted of the following:

	Year Ended December 31,
	2019	2018
Current:
Federal	$143,567	$100,806
State	171,093	106,922
Foreign	-	-
Total	314,660	207,728
Deferred:
Federal	(203,031)	(302,440)
State	(45,008)	(62,579)
Foreign	-	-
Total	(248,039)	(365,019)
Total provision	$66,621	$(157,291)

A reconciliation of the U.S. statutory federal tax rate to the effective benefit rate for the U.S. loss before income taxes for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
U.S. statutory federal rate	21.00%	21.00%
State taxes, net of federal effect	4.38%	4.22%
Nontaxable foreign income	(30.09)%	(38.26)%
Research & development tax credit	(3.46)%	(2.27)%
Permanent items	(0.79)%	1.26%
Valuation allowance for deferred tax assets	9.45%	12.72%
	0.49%	(1.33)%

The tax effects of significant items comprising the Company's net long-term deferred tax liability as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Deferred tax assets:
Operating loss carryforwards - Mexico	$3,427,295	$3,020,049
Land basis difference - Mexico	1,164,365	999,719
Start-up costs - Mexico	4,608,990	3,856,942
Research & development tax credits - U.S.	166,653	-
Valuation allowances	(9,244,550)	(7,876,710)
	122,753	-

Deferred tax liabilities:
Property and equipment - U.S.	148,707	180,431
Intangible assets - U.S.	1,380,328	479,443
	1,529,035	659,874

Net deferred tax liability	$1,406,282	$659,874

As of December 31, 2019, the Company had a net loss carryforward related to its Mexico operations of approximately $11.4 million that will begin to expire in 2020 if unused. The deferred tax asset is included in the consolidated balance sheet as prepaid expenses and other current assets as of December 31, 2019.

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

The following summarizes information related to the computation of basic and diluted EPS:

	Year Ended December 31,
	2019	2018
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$8,554,923	$10,177,662
Less: preferred stock dividends	(11,937)	(12,356)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	8,542,986	10,165,306
Total income from discontinued operations	3,621,170	1,115,825
Net income available to common shares in the determination of basic earnings per common share	$12,164,156	$11,281,131

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,025,639	14,962,760
Plus:
Weighted average number of preferred shares outstanding during the period	33,983	35,125
Potential dilutive effect of unexercised options and unvested stock grants	77,454	76,262
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,137,076	15,074,147

16. Dividends

Interim dividends declared on Class A common stock and redeemable preferred stock for each quarter of the respective years ended December 31, 2019 and 2018 were as follows:

	2019	2018
First Quarter	$0.085	$0.085
Second Quarter	0.085	0.085
Third Quarter	0.085	0.085
Fourth Quarter	0.085	0.085
	$0.34	$0.34

17. Segment information

The Company has four reportable segments: retail, bulk, services and manufacturing. The retail segment operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government. The bulk segment supplies potable water to government utilities in Grand Cayman and The Bahamas under long-term contracts. The services segment designs, constructs and sells water infrastructure and provides management and operating services to third parties. The manufacturing segment manufactures and services a wide range of custom and specialized water-related products applicable to commercial, municipal and industrial water production, supply and treatment. Consistent with prior periods, the Company records all non-direct general and administrative expenses in its retail business segment and does not allocate any of these non-direct expenses to its other three business segments.

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

	Year Ended December 31, 2019
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$26,456,022	$26,986,108	$1,759,446	$13,592,075	$68,793,651
Cost of revenue	11,611,165	18,606,805	1,215,193	9,086,140	40,519,303
Gross profit	14,844,857	8,379,303	544,253	4,505,935	28,274,348
General and administrative expenses	13,422,821	1,238,296	2,740,219	1,947,622	19,348,958
Gain on asset dispositions and impairments, net	398,041	47,000	-	-	445,041
Income (loss) from operations	$1,820,077	$7,188,007	$(2,195,966)	$2,558,313	9,370,431
Other income, net					801,091
Income before income taxes					10,171,522
Provision for income taxes					66,621
Net income from continuing operations					10,104,901
Income from continuing operations attributable to non-controlling interests					1,549,978
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					8,554,923
Net income from discontinued operations					3,621,170
Net income attributable to Consolidated Water Co. Ltd. stockholders					$12,176,093

Depreciation and amortization expenses for the year ended December 31, 2019 for the retail, bulk, services and manufacturing segments were $2,364,994, $3,795,320, $125,306 and $922,027, respectively.

	As of December 31, 2019
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,891,165	$18,883,493	$954,149	$500,882	$23,229,689
Property, plant and equipment, net	$29,177,718	$30,281,647	$168,585	$1,621,029	$61,248,979
Construction in progress	$396,214	$869,792	$-	$69,591	$1,335,597
Intangibles, net	$-	$-	$3,877,222	$1,162,778	$5,040,000
Goodwill	$1,170,511	$1,948,875	$5,320,416	$4,885,211	$13,325,013
Land and rights of way held for development	$-	$-	$24,162,523	$-	$24,162,523
Total segment assets	$65,554,640	$69,423,770	$42,459,177	$14,854,557	$192,292,144

	Year Ended December 31, 2018
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$25,621,048	$31,031,287	$1,811,372	$7,256,150	$65,719,857
Cost of revenue	11,011,456	21,551,383	1,503,034	4,911,697	38,977,570
Gross profit	14,609,592	9,479,904	308,338	2,344,453	26,742,287
General and administrative expenses	12,029,646	1,301,042	2,889,703	2,489,028	18,709,419
(Loss) on asset dispositions and impairments, net	(12,263)	-	(41,180)	(3,331)	(56,774)
Income (loss) from operations	$2,567,683	$8,178,862	$(2,622,545)	$(147,906)	7,976,094
Other income, net					2,740,064
Income before income taxes					10,716,158
Benefit from income taxes					(157,291)
Net income from continuing operations					10,873,449
Income from continuing operations attributable to non-controlling interests					695,787
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					10,177,662
Net income from discontinued operations					1,115,825
Net income attributable to Consolidated Water Co. Ltd. stockholders					$11,293,487

Depreciation and amortization expenses for the year ended December 31, 2018 for the retail, bulk, services and manufacturing segments were $2,019,462, $3,387,592, $28,386 and $1,598,794, respectively.

	As of December 31, 2018
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,947,193	$18,480,589	$46,960	$987,475	$22,462,217
Property, plant and equipment, net	$24,435,501	$32,820,908	$14,772	$1,609,637	$58,880,818
Construction in progress	$5,437,093	$574,659	$3,291	$-	$6,015,043
Intangibles, net	$-	$-	$-	$1,891,667	$1,891,667
Goodwill	$1,170,511	$1,948,875	$-	$4,885,211	$8,004,597
Land and rights of way held for development	$-	$-	$24,161,024	$-	$24,161,024
Total segment assets	$61,210,879	$67,740,088	$27,406,983	$12,254,121	$168,612,071
Assets of discontinued operations					$3,903,527
Total assets					$172,515,598

Revenues earned by major geographic region were:

	Year ended December 31,
	2019	2018
Cayman Islands	$30,327,139	$34,623,925
Bahamas	23,114,860	23,241,361
Indonesia	131	153,233
United States	14,968,868	7,256,150
Revenues earned from management services agreement with OC-BVI	382,653	445,188
	$68,793,651	$65,719,857

Revenues earned from major customers were:

	Year ended December 31,
	2019	2018
Revenue earned from the Water and Sewerage Corporation ("WSC")	$22,877,741	$22,956,878
Percentage of consolidated revenue earned from the WSC	33%	35%
Revenue earned from the Water Authority - Cayman ("WAC")	$3,871,248	$7,789,926
Percentage of consolidated revenue earned from the WAC	6%	12%
Revenue earned from one manufacturing segment customer	$9,238,476	$5,008,473
Percentage of consolidated revenue earned from the one manufacturing segment customer	13%	8%

Property, plant and equipment, net by major geographic region were:

	December 31,
	2019	2018
Cayman Islands	$29,059,294	$24,340,063
The Bahamas	30,245,741	32,738,531
United States	1,933,717	1,787,450
All other countries	10,227	14,774
	$61,248,979	$58,880,818

18. Cost of revenues and general and administrative expenses

	Year Ended December 31,
	2019	2018
Cost of revenues consist of:
Electricity	$7,438,218	$11,087,214
Depreciation	6,046,810	5,328,091
Fuel oil	5,315,676	5,434,995
Employee costs	6,597,755	5,127,831
Cost of plant sales	-	1,059,520
Maintenance	2,076,501	2,481,095
Retail license royalties	1,701,724	1,687,010
Insurance	1,279,997	996,563
Materials	6,151,064	3,102,533
Other	3,911,558	2,672,718
	$40,519,303	$38,977,570

	Year Ended December 31,
	2019	2018
General and administrative expenses consist of:
Employee costs	$9,335,247	$8,400,729
Insurance	866,457	751,541
Professional fees	1,178,621	1,250,634
Directors’ fees and expenses	969,279	845,891
Depreciation	139,817	186,790
NSC project expenses	2,343,249	2,855,827
Amortization of intangible assets	841,667	1,340,000
Other	3,674,621	3,078,007
	$19,348,958	$18,709,419

19. Stock-based compensation

The Company has the following stock compensation plans that form part of its employees’ and Directors’ remuneration:

Employee Share Incentive Plan (Preferred Stock)

Employees (i.e. other than Directors and Officers), after four consecutive years of employment, become eligible to receive shares of the Company’s preferred stock for $nil consideration under its Employee Share Incentive Plan. Once an individual becomes eligible, these shares of preferred stock are awarded each subsequent year of the individual’s employment (the grant date) for as long as the individual remains employed with the Company. If these employees remain with the Company through the fourth anniversary of a grant date, the preferred stock can be converted into shares of the Company’s common stock on a one for one basis. In addition, at the time the preferred stock is granted, the employees receive options to purchase an equal number of shares of preferred stock at a discount to the average trading price of the Company’s common stock for the first seven days of the October immediately preceding the date of the preferred stock grant. If these options are exercised, the shares of preferred stock obtained may also be converted to shares of common stock if the employee remains with the Company through the fourth anniversary of a grant (or option exercise) date. Each employee’s option to purchase shares of preferred stock must be exercised within 30 days of the grant date, which is the 90th day after the date of the independent registered public accountants’ audit opinion on the Company’s consolidated financial statements. Shares of preferred stock not subsequently converted to shares of common stock are redeemable only at the discretion of the Company. Shares of preferred stock granted under this plan during the years ended December 31, 2019 and 2018 totaled 7,293 and 7,409, respectively, and an equal number of preferred stock options was granted in each of these years.

Employee Share Option Plan (Common Stock Options)

The Company has an employee stock option plan for certain long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase common shares. The price at which the option may be exercised will be the closing market price on the grant date, which is the 40th day after the date of the Company’s Annual Shareholder Meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of shares of preferred stock that employee receives for $nil consideration and (ii) the number of preferred stock options that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date. Options granted under this plan during the years ended December 31, 2019 and 2018 totaled 2,575 and 2,750, respectively.

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

Non-Executive Directors’ Share Plan

This stock grant plan provides part of Directors’ remuneration. Under this plan, non-Executive Directors receive a combination of cash and common stock for their participation in Board meetings. The number of shares of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Common stock granted under this plan during the years ended December 31, 2019 and 2018 totaled 22,034 and 18,242 shares, respectively. The Company recognized stock-based compensation for these share grants of $322,036 and $236,691 for the years ended December 31, 2019 and 2018, respectively.

The Company measures and recognizes compensation expense at fair value for all share-based payments, including stock options. Stock-based compensation for the Employee Share Incentive Plan, Employee Share Option Plan and the 2008 Equity Incentive Plan totaled $142,632 and $137,191 for the years ended December 31, 2019 and 2018, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of income.

The significant weighted average assumptions for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Risk free interest rate	2.11%	2.05%
Expected option life (years)	1.1	1.2
Expected volatility	34.59%	25.10%
Expected dividend yield	2.44%	2.62%

A summary of the Company’s stock option activity for the year ended December 31, 2019 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)		Aggregate Intrinsic Value (1)
Outstanding at beginning of period	10,830	$12.69
Granted	9,868	11.19
Exercised	(1,566)	10.10
Forfeited/expired	(8,482)	10.93
Outstanding as of December 31, 2019	10,650	$13.08	2.04	years	$34,287
Exercisable as of December 31, 2019	-	$-	-	years	$-

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $16.30 on the Nasdaq Global Select Market on December 31, 2019, exceeds the exercise price of the option.

As of December 31, 2019, 10,650 non-vested options were outstanding, with weighted average exercise price of $13.08, and average remaining contractual life of 2.04 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $16,715 as of December 31, 2019 and are expected to be recognized over a weighted average period of 2.04 years.

As of December 31, 2019, unrecognized compensation costs relating to redeemable preferred stock rights outstanding were $153,481 and are expected to be recognized over a weighted average period of 1.15 years.

The following table summarizes the weighted average fair value of options at the date of grant and the intrinsic value of options exercised during the years ended December 31, 2019 and 2018:

	2019	2018
Options granted with an exercise price below market price on the date of grant:
Employees — preferred stock	$3.73	$3.27
Overall weighted average	3.73	3.27

Options granted with an exercise price at market price on the date of grant:
Management employees	$-	$-
Employees — common stock	3.23	3.19
Overall weighted average	3.23	3.19

Options granted with an exercise price above market price on the date of grant:
Management employees	$-	$-
Employees — preferred stock	-	-
Overall weighted average	-	-

Total intrinsic value of options exercised	$5,857	$4,379

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

The non-performance-based stock grants vest in one-third increments at the end of each year over a three-year period. Non-performance-based stock grants under this plan totaled 28,891 and 26,864 for the years ended December 31, 2019 and 2018, respectively and the shares associated with these grants were issued in 2020 and 2019, respectively. The Company recognized $337,032 and $317,991 in stock-based compensation expense related to these non-performance stock grants for the years ended December 31, 2019 and 2018, respectively.

The performance-based grants may be earned at the end of each year based upon the Company’s three-year cumulative financial performance relative to three-year cumulative financial performance targets.

A total of 35,993 common stock grants were earned as of December 31, 2019 based upon the Company’s actual financial performance relative to the cumulative financial performance targets for the three-year period ended December 31, 2019, and the Company recognized $390,524 in stock-based compensation for the year ended December 31, 2019 related to these grants. The shares associated with these grants will be issued in 2020.

A total of 10,574 common stock grants were earned as of December 31, 2018 based upon the Company’s actual financial performance relative to the cumulative financial performance targets for the three-year period ended December 31, 2018, and the Company recognized $158,263 in stock-based compensation for the year ended December 31, 2018 related to these grants. The shares associated with these grants were issued in 2019.

20. Retirement benefits

Retirement plans are offered to all employees in California, Florida, Cayman Islands and Bahamas. The plans are administered by third parties and are defined contribution plans, pursuant to which the Company matches participating employees’ contributions up to certain amounts. The Company matches contributions of up to 5% of a maximum salary amount of $104,400 for Cayman Islands employees, fully matches all contributions made by employees in the Bahamas, and matches contributions of up to 6% of salary for Florida employees. For California employees the Company matches contribution amounts equal to 2% or less of the employee’s salary and matches 25% of contributions above this 2% threshold, up to 10% of the employee’s salary. The Company’s expense for these plans was $450,732 and $408,128 for the years ended December 31, 2019 and 2018, respectively.

21. Financial instruments

Credit risk:

The Company is not exposed to significant credit risk on its retail customer accounts as its policy is to cease supply of water to customers’ accounts that are more than 45 days overdue. The Company’s exposure to credit risk is concentrated on receivables from its bulk water, services, and manufacturing customers. The Company considers these receivables fully collectible and therefore has not recorded an allowance for these receivables.

Interest rate risk:

The Company is not subject to significant interest-rate risk arising from fluctuations in interest rates.

Foreign exchange risk:

All relevant foreign currencies other than the Mexican peso and the euro have been fixed to the dollar for more than 20 years and as a result, the Company does not employ a hedging strategy against exchange rate risk associated with the reporting in dollars. If any of these fixed exchange rates becomes a floating exchange rate or if any of the foreign currencies in which the Company conducts business depreciate significantly against the dollar, the Company’s consolidated results of operations could be adversely affected.

Fair values:

As of December 31, 2019 and 2018, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments. Management concluded that the carrying amounts for loans receivable as of December 31, 2018 approximated their fair value as the stated interest rates approximated market rates.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2019 and 2018:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$-	$-	$664,000	$664,000

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Net asset arising from put/call options	$-	$-	$24,000	$24,000

The activity for the Level 3 liability for the year ended December 31, 2019:

Net liability arising from put/call options
Balance as of December 31, 2018	$-
Issuance	(744,000)
Unrealized gain	80,000
Balance as of December 31, 2019	$(664,000)

The activity for the Level 3 asset for the year ended December 31, 2019:

Net asset arising from put/call options
Balance as of December 31, 2018(1)	$24,000
Unrealized loss	(24,000)
Balance as of December 31, 2019	$-

(1)	The net asset arising from the put/call options is included in other assets in the accompanying consolidated balance sheets as of December 31, 2018.

22. CW-Bali

Through its subsidiary, CW-Bali, the Company built a seawater reverse osmosis desalination plant located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. CW-Bali’s sales volumes were never sufficient to cover its operating costs and CW-Bali incurred net losses each year since commencing operations in 2013. The Company’s net loss from CW-Bali for the year ended December 31, 2018 was approximately ($218,000).

In June 2019, the Company sold its CW-Bali assets and stock for $365,000 and $25,000, respectively. Such sales are included in gain on asset dispositions and impairments, net in the accompanying consolidated statement of income for the year ended December 31, 2019.

23. Commitments and contingencies

Commitments

The Company has entered into employment agreements with certain executives, which expire through December 31, 2022 and provide for, among other things, base annual salaries in an aggregate amount of approximately $5.5 million, performance bonuses and various employee benefits.

The Company has purchase obligations totaling approximately $5.5 million through July 31, 2021.

Contingencies

CW-Bahamas

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $18.4 million as of December 31, 2019 and $17.6 million as of December 31, 2018.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of December 31, 2019, the Company has not provided an allowance for CW-Bahamas’ accounts receivable from the WSC.

If CW-Bahamas continues to be unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) the Company may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) the Company may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on the Company’s results of operations, financial position and cash flows.

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2019 and 2018, the Company generated approximately 39% and 39%, respectively, of its consolidated revenue and 53% and 54%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

24. Supplemental disclosure of cash flow information

	Year Ended December 31,
	2019	2018
Interest paid in cash	$2,814	$12,534

Non-cash transactions:
Dividends declared but not paid	$1,282,086	$1,276,505
Transfers from inventory to property, plant and equipment and construction in progress	$443,018	$400,004
Transfers from construction in progress to property, plant and equipment	$7,755,375	$14,398,624
Transfers from other assets to construction in progress	$-	$2,137,341
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,148,138	$-

25. Impact of recent accounting standards

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

As previously reported, in February 2016, the Company, through its wholly-owned subsidiary, CW-Holdings, entered into a stock purchase agreement (the “Purchase Agreement”) with Aerex and Thomas Donnick, Jr. (“Donnick”). Pursuant to the terms of the Purchase Agreement, CW-Holdings purchased a 51% ownership interest in Aerex for an aggregate purchase price of approximately $7.7 million. CW-Holdings also acquired from Donnick an option (the “Call Option”) to compel Donnick to sell, and granted to Donnick an option to require CW-Holdings to purchase, his 49% ownership interest in Aerex to CW-Holdings at a price based upon the fair market value of Aerex at the time of the exercise of the Call Option.

On January 24, 2020, as a result of CW-Holdings’ exercise of the Call Option, CW-Holdings purchased from Donnick his remaining 49% ownership interest in Aerex for an aggregate purchase price of $8,500,000. The purchase price was based upon the fair market value of 49% of Aerex as agreed to between CW-Holdings and Donnick. After giving effect to the purchase, CW-Holdings owns 100% of the outstanding capital stock of Aerex.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

SEC guidance regarding the reporting of internal control over financial reporting in connection with an acquisition provides that management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Furthermore, an assessment may not be omitted from more than one annual management report on internal control over financial reporting. PERC Water Corporation, in which the Company acquired a 51% ownership interest on October 24, 2019, is included in the Company’s 2019 consolidated financial statements and represents 6.3% of total assets as of December 31, 2019 and 2.0% of total revenue for the year then ended. Pursuant to the previously mentioned SEC guidance, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 did not include PERC. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 will include the internal controls over financial reporting of PERC.

Based on our assessment, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

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

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of

Consolidated Water Co. Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Consolidated Water Co., Ltd.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of income, shareholders’ equity, and cash flows and the related notes for each of the two years in the period ended December 31, 2019 of the Company, and our report dated March 13, 2020 expressed an unqualified opinion, which included an emphasis of a matter regarding the adoption of a new accounting standard, on those financial statements.

Explanatory Paragraph – Excluded Subsidiaries

As described in “Management’s Annual Report on Internal Control over Financial Reporting”, management has excluded it’s 51% owned subsidiary, PERC Water Corporation, from its assessment of internal control over financial reporting as of December 31, 2019 because this entity was acquired by the Company in a purchase business combination during October 2019. We have also excluded PERC Water Corporation from our audit of internal control over financial reporting. This subsidiary’s combined total assets and total revenues represent approximately 6.3% and 2.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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
March 13, 2020

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

Information required by this item with respect to our Directors and the nomination process is contained in the proxy statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) under the heading “Proposal 1 - Election of Group II Directors” and is incorporated by reference in this Annual Report.

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

Information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading “Executive Compensation - Delinquent Section 16(a) Reports” and is incorporated by reference in this Annual Report.

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

4.1	Description of Securities

10.1.1	License Agreement dated July 11, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.2	First Amendment to License Agreement dated September 18, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.3	Second Amendment to License Agreement dated February 14, 1991 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.4	Third Amendment to a License to Produce Potable Water dated August 15, 2001 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.1.5	Fourth Amendment to a License to Produce Potable Water dated February 1, 2003 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.1.6	Amendment to License Agreement dated July 20, 2010 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10 filed as a part of our Form 8-K filed July 23, 2010, Commission File No. 0-25248)

10.1.7	Amendment to a License to Produce Potable Water dated July 11, 2012 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 10-Q for the second quarter ended June 30, 2012, Commission File No. 0-25248)

10.1.8	Amendment to License Agreement dated December 31, 2012 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed March 4, 2013, Commission File No. 0-25248)

10.1.9	Amendment to License Agreement dated April 24, 2013 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.9 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.1.10	Amendment to License Agreement dated November 6, 2013 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.10 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.1.11	Amendment to License Agreement dated June 30, 2014 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed July 14,2014, Commission File No. 0-25248)

10.1.12	Amendment to License Agreement dated January 20, 2015 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2014, Commission File No. 0-25248)

10.1.13	Amendment to License Agreement dated August 5, 2015 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.13 filed as a part of our Form 10-K for the fiscal year ended December 31, 2015, Commission File No. 0-25248)

10.1.14	Amendment to License Agreement dated April 11, 2016 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended June 30, 2016, Commission File No. 0-25248)

10.2	Water Supply Agreement dated December 18, 2000 between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 0-25248)

10.3.1*	Employment contract dated December 5, 2003 between Frederick McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.18 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.3.2*	Amendment of Engagement Agreement dated September 14, 2007 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed September 19, 2007, Commission File No. 0-25248)

10.3.3*	Third Amendment of Engagement Agreement dated September 9, 2009 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 9, 2009, Commission File No. 0-25248)

10.4*	Engagement Agreement dated January 15, 2008 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed January 22, 2008, Commission File No. 0-25248)

10.5.1*	Employment contract dated January 14, 2008 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd.(incorporated herein by reference to Exhibit 10.11 filed as part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.5.2*	First Amendment to Employment Contract dated March 29, 2017 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as part of our Form 8-K filed April 4,2017, Commission File No. 0-25248)

10.7.1*	Engagement Agreement dated July 12, 2011 between John Tonner and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 5, 2011, Commission File No. 0-25248)

10.7.2*	Amended and Restated Engagement Agreement dated March 29, 2017 between John Tonner and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed April 4, 2017, Commission File No. 0-25248)

10.5.1*	Employment contract dated January 14, 2008 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.11 filed as part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.8	Specimen Service Agreement between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

10.9*	Summary Share Grant Plan for Directors (incorporated herein by reference to Exhibit 10.24 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.10*	Employee Share Option Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.11*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended September 30, 2008, Commission File No. 0-25248)

10.12	Agreement dated February 1, 2002 between Consolidated Water Co. Ltd. and Cayman Hotel and Golf Inc. (incorporated herein by reference to Exhibit 10.31 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.13	Lease dated December 10, 2001 between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.15	Loan Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and Scotiabank (Cayman Islands) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

10.16.1	Loan Agreement dated May 25, 2005 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 99.1 filed as a part of our Form 8-K dated June 1, 2005, Commission File No. 0-25248)

10.16.2	Debenture Agreement dated August 24, 2007 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.3	Amending Debenture Agreement dated March 14, 2008 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.3 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.4	Second Amending Debenture Agreement dated February 18, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.4 filed as a part of our Form 10-Kin the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.5	Amending Loan Agreement dated August 20, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. (incorporated herein by reference to Exhibit 10.31.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.6	Amending Loan Agreement dated February 10, 2010 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. (incorporated herein by reference to Exhibit 10.31.6 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.17	Trust Deed dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 9, 2006, File No.0-25248)

10.18	Subscription Agreement dated August 4, 2006 between Consolidated Water Co. Ltd. and Scotiatrust and Merchant Bank Trinidad & Tobago Limited (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.19	Deed of Second Debenture dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank &Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 8-K filed August 9,2006, File No. 0-25248)

10.20	Deed of Second Collateral Debenture dated August 4, 2006 between Cayman Water Company Limited and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.6 filed as a part of our Form 8-Kfiled August 9, 2006, File No. 0-25248)

10.21	Equitable Charge of Shares dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank &Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.7 filed as a part of our Form 8-K filed August 9,2006, File No. 0-25248)

10.22	Intercreditor Deed dated August 4, 2006 among Scotiabank & Trust (Cayman) Ltd., Dextra Bank & Trust Co. Ltd., Consolidated Water Co. Ltd. and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.8 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.23	Cayman Islands Collateral Charge, West Bay Beach South Property, Block 12D, Parcel 79REM1/2 (incorporated herein by reference to Exhibit 10.9 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.24	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 40 (incorporated herein by reference to Exhibit 10.10 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.25	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 8 (incorporated herein by reference to Exhibit 10.11 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.26	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 8 (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.27	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 469 (incorporated herein by reference to Exhibit 10.13 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.28	Loan Agreement dated as of October 4, 2006, by and between Royal Bank of Canada and Consolidated Water(Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed October6, 2006, File No. 0-25248)

10.29.1†	Form of Agreement for Desalinated Water Supply dated May 2005 among Water and Sewerage Corporation, Consolidated Water Co. Ltd. and Consolidated Water (Bahamas) Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.29.2†	Letter of Acceptance dated January 25, 2011 (effective January 31, 2011) between Water and Sewerage Corporation and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.29.3†	Proposal letter dated December 8, 2010 addressed to the Water and Sewerage Corporation (incorporated herein by reference to Exhibit 10.3 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.30.1	N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.1 filed as a part of our Form 10-K for the fiscal year ended December 31,2013, Commission File No. 0-25248)

10.30.2	Appendix to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.30.3	Exhibit Index to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.3 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.30.4	Exhibits to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.32	Public-Private Partnership Contract dated August 22, 2016 among Aguas de Rosarito S.A.P.I. de C.V., the State Water Commission of Baja California, the Government of Baja California represented by the Secretary of Planning and Finance, and the Public Utilities Commission of Tijuana. (incorporated herein by reference to Exhibit 10.1 to be filed as a part of our Amendment No. 1 to Form 8-K filed August 26, 2016, File No. 0-25248)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Marcum LLP - Consolidated Water Co. Ltd.

31.1**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

*	Indicates a management contract or compensatory plan.

**	Filed herewith.

†	Portions of these Exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.

By:	/s/ Wilmer F. Pergande
Wilmer F. Pergande
Chairman of the Board of Directors

Dated: March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	March 13, 2020
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	March 13, 2020
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Executive Vice President & Chief Financial Officer	March 13, 2020
	David W. Sasnett	(Principal Financial and Accounting Officer)

By:	/s/ Linda Beidler-D’Aguilar	Director	March 13, 2020
Linda Beidler-D’Aguilar

By:	/s/ Brian E. Butler	Director	March 13, 2020
Brian E. Butler

By:	/s/ Carson K. Ebanks	Director	March 13, 2020
Carson K. Ebanks

By:	/s/ Richard L. Finlay	Director	March 13, 2020
Richard L. Finlay

By:	/s/ Clarence B. Flowers, Jr.	Director	March 13, 2020
Clarence B. Flowers, Jr.

By:	/s/ Leonard J. Sokolow	Director	March 13, 2020
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	March 13, 2020
Raymond Whittaker