Form 10-Q
period 2020-03-31
Consolidated Water Co. Ltd.
filed 2020-05-15
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer     ☐      Accelerated filer     ☐

Non-accelerated filer     ☒    Smaller reporting company     ☒     Emerging growth company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐   No   ☒

As of May 11, 2020, 15,114,506 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$32,310,781	$42,902,669
Accounts receivable, net	25,624,783	23,229,689
Inventory	6,282,173	3,287,555
Prepaid expenses and other current assets	2,353,521	2,346,918
Costs and estimated earnings in excess of billings	1,968,324	1,675,781
Total current assets	68,539,582	73,442,612
Property, plant and equipment, net	61,239,413	61,248,979
Construction in progress	328,334	1,335,597
Inventory, non-current	4,534,074	4,404,378
Investment in OC-BVI	1,939,610	1,903,602
Goodwill	13,325,013	13,325,013
Land and rights of way held for development	24,162,523	24,162,523
Intangible assets, net	4,785,833	5,040,000
Operating lease right-of-use assets	4,043,717	4,439,212
Other assets	2,794,060	2,990,228
Total assets	$185,692,159	$192,292,144

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$4,364,590	$3,672,142
Accrued compensation	1,077,650	1,821,395
Dividends payable	1,297,703	1,292,187
Current maturities of operating leases	761,540	755,751
Current portion of long-term debt	42,211	17,753
Billings in excess of costs and estimated earnings	903,692	614,386
Total current liabilities	8,447,386	8,173,614
Long term debt	155,484	61,146
Deferred tax liabilities	1,448,306	1,529,035
Noncurrent operating leases	3,166,476	3,836,475
Net liability arising from put/call options	825,000	664,000
Other liabilities	75,000	75,000
Total liabilities	14,117,652	14,339,270
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 33,751 and 33,751 shares, respectively	20,251	20,251
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,114,506 and 15,049,608 shares, respectively	9,068,704	9,029,765
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	86,034,929	88,356,509
Retained earnings	67,951,962	66,352,733
Total Consolidated Water Co. Ltd. stockholders' equity	163,075,846	163,759,258
Non-controlling interests	8,498,661	14,193,616
Total equity	171,574,507	177,952,874
Total liabilities and equity	$185,692,159	$192,292,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Total revenue	$20,725,721	$16,988,524
Total cost of revenue	12,285,400	10,026,221
Gross profit	8,440,321	6,962,303
General and administrative expenses	5,153,757	4,378,034
Gain (loss) on asset dispositions and impairments, net	(220)	43,769
Income from operations	3,286,344	2,628,038

Other income (expense):
Interest income	136,440	150,185
Interest expense	(2,526)	-
Profit-sharing income from OC-BVI	10,125	6,075
Equity in the earnings of OC-BVI	25,883	13,461
Net unrealized loss on put/call options	(161,000)	(24,000)
Other	160,422	114,369
Other income, net	169,344	260,090
Income before income taxes	3,455,688	2,888,128
Provision for income taxes	206,083	48,959
Net income from continuing operations	3,249,605	2,839,169
Income from continuing operations attributable to non-controlling interests	360,998	273,908
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	2,888,607	2,565,261
Gain on sale of discontinued operations	-	3,621,170
Total income from discontinued operations	-	3,621,170
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,888,607	$6,186,431

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.19	$0.17
Discontinued operations	-	0.24
Basic earnings per share	$0.19	$0.41

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.19	$0.17
Discontinued operations	-	0.24
Diluted earnings per share	$0.19	$0.41

Dividends declared per common and redeemable preferred shares	$0.085	$0.085

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,114,506	15,020,344
Diluted earnings per share	15,268,884	15,184,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Non-controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2019	33,751	$20,251	15,049,608	$9,029,765	$88,356,509	$66,352,733	$14,193,616	$177,952,874
Issue of share capital	-	-	64,898	38,939	(38,939)	-	-	-
Net income	-	-	-	-	-	2,888,607	360,998	3,249,605
Purchase of subsidiary from noncontrolling interest	-	-	-	-	(2,444,047)	-	(6,055,953)	(8,500,000)
Dividends declared	-	-	-	-	-	(1,289,378)	-	(1,289,378)
Stock-based compensation	-	-	-	-	161,406	-	-	161,406
Balance as of March 31, 2020	33,751	$20,251	15,114,506	$9,068,704	$86,034,929	$67,951,962	$8,498,661	$171,574,507

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Cumulative translation	Non-controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	adjustment	interests	equity
Balance as of December 31, 2018	34,796	$20,878	14,982,906	$8,989,744	$87,211,953	$59,298,161	$(549,555)	$8,784,722	$163,755,903
Issue of share capital	-	-	26,864	16,118	(16,118)	-	-	-	-
Buyback of preferred stock	(1,983)	(1,190)	-	-	(16,605)	-	-	-	(17,795)
Net income	-	-	-	-	-	6,186,431	-	273,908	6,460,339
Dividends declared	-	-	-	-	-	(1,280,223)	-	-	(1,280,223)
Stock-based compensation	-	-	-	-	156,062	-	-	-	156,062
Balance as of March 31, 2019	32,813	$19,688	15,009,770	$9,005,862	$87,335,292	$64,204,369	$(549,555)	$9,058,630	$169,074,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$(288,649)	$3,693,963

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(516,331)	(1,336,022)
Proceeds from asset dispositions	450	46,700
Proceeds from sale of discontinued operations, net of cash provided	-	6,706,234
Acquisition of noncontrolling interest in Aerex	(8,500,000)	-
Collections on loans receivable	-	364,515
Net cash provided by (used in) investing activities	(9,015,881)	5,781,427

Cash flows from financing activities
Dividends paid to common shareholders	(1,280,993)	(1,275,151)
Dividends paid to preferred shareholders	(2,869)	(2,958)
Repurchase of redeemable preferred stock	-	(17,795)
Principal repayments of long-term debt	(3,496)	-
Net cash used in financing activities	(1,287,358)	(1,295,904)
Net increase (decrease) in cash and cash equivalents	(10,591,888)	8,179,486
Cash and cash equivalents at beginning of period	42,902,669	31,337,477
Cash and cash equivalents at end of period	$32,310,781	$39,516,963

Cash and cash equivalents at end of period	32,310,781	38,016,963
Restricted cash at end of period	-	1,500,000
Cash and cash equivalents and restricted cash at end of period	$32,310,781	$39,516,963

Interest paid in cash	$2,526	$-

Non-cash transactions:
Dividends declared but not paid	$1,290,058	$1,280,903
Transfers from (to) inventory to (from) property, plant and equipment and construction in progress	$(71,719)	$131,439
Transfers from construction in progress to property, plant and equipment	$1,336,271	$6,769,561
Right-of-use assets obtained in exchange for new operating lease liabilities	$78,003	$3,464,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) supply potable water, treat water for reuse, and provide water-related products and services to customers in the Cayman Islands, The Bahamas, the United States and the British Virgin Islands. The Company produces potable water from seawater using reverse osmosis technology and sells this water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The Company designs, builds and sells water production and water treatment infrastructure and manages water infrastructure for commercial and governmental customers. The Company also manufactures a wide range of specialized and custom water industry related products and provides design, engineering, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment.

2. Accounting policies

Basis of consolidation: The accompanying condensed consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aerex Industries, Inc. (“Aerex”), Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”); and (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), N.S.C. Agua, S.A. de C.V. (“NSC”), Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), and PERC Water Corporation (“PERC”). The Company’s investment in its affiliate Ocean Conversion (BVI) Ltd. (“OC-BVI”) is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

On January 24, 2020, as a result of CW-Holdings’ exercise of a call option, CW-Holdings purchased the remaining 49% ownership interest in Aerex for $8,500,000 in cash. After giving effect to this purchase, CW-Holdings owns 100% of the outstanding capital stock of Aerex.

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2020.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than NSC, AdR, and CW-Cooperatief) is the currency for each respective country. The functional currency for NSC, AdR, and CW-Cooperatief is the US$. NSC and AdR conduct business in US$ and Mexican pesos and CW-Cooperatief conducts business in US$ and euros. The exchange rates for the Cayman Islands dollar, the Belize dollar and the Bahamian dollar are fixed to the US$. The exchange rates for conversion of Mexican pesos and euros into US$ vary based upon market conditions.

Net foreign currency gains arising from transactions and re-measurements were $180,985 and $57,701 for the three months ended March 31, 2020 and 2019, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of March 31, 2020 and December 31, 2019 include $9.0 million and $12.7 million, respectively, of certificates of deposits with an original maturity of three months or less.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. As of March 31, 2020, the equivalent United States dollar cash balances for deposits held in The Bahamas were approximately $9.8 million.

Revenue recognition: Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenue disaggregated by revenue source (unaudited).

	Three Months Ended March 31,
	2020	2019
Retail revenue	$7,257,432	$6,686,660
Bulk revenue	6,440,284	7,111,313
Services revenue	3,114,813	100,577
Manufacturing revenue	3,913,192	3,089,974
Total revenue	$20,725,721	$16,988,524

Retail revenue

The Company produces and supplies water to end-users, including residential, commercial and governmental customers in the Cayman Islands under an exclusive retail license issued to Cayman Water by the Cayman Islands government to provide water in two of the three most populated and rapidly developing areas on Grand Cayman Island. Customers are billed on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. In 2019 bad debts represented less than 1% of the Company’s total retail sales.

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

OC-Cayman provides bulk water to the Water Authority-Cayman (“WAC”), a government-owned utility and regulatory agency, under two agreements. The WAC in turn distributes such water to properties in Grand Cayman outside of Cayman Water’s retail license area.

The Company sells bulk water in The Bahamas through its majority-owned subsidiary, CW-Bahamas, under two agreements with the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes such water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. The Company also sells water to a private resort on Bimini.

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

The Company recognizes revenue for its construction and specialized/custom/manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to total estimated costs at completion to measure progress toward satisfying its performance obligations, as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, material and overhead. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any costs and estimated earnings in excess of billings are classified as current assets. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities.

The Company has elected the “right to invoice” practical expedient for revenue recognition on its management services agreements and recognizes revenue in the amount to which the Company has a right to invoice.

Revenue recognized and amounts billed on services segment and manufacturing segment contracts in progress are summarized as follows:

	March 31, 2020	December 31, 2019
Revenues recognized to date on contracts in progress	$20,029,321	$24,041,993
Amounts billed to date on contracts in progress	(18,964,689)	(22,980,598)
	$1,064,632	$1,061,395

The above net balances are reflected in the accompanying consolidated balance sheet as follows:

	March 31, 2020	December 31, 2019
Costs and estimated earnings in excess of billings	$1,968,324	$1,675,781
Billings in excess of costs and estimated earnings	(903,692)	(614,386)
	$1,064,632	$1,061,395

As of March 31, 2020, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $3.2 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $1.9 million during the remainder of the year ending December 31, 2020 and $1.3 million thereafter.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2019 have been reclassified to conform to the current year’s presentation.

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

	Three Months Ended March 31, 2020
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$7,257,432	$6,440,284	$3,114,813	$3,913,192	$20,725,721
Cost of revenue	2,986,620	4,564,580	2,273,520	2,460,680	12,285,400
Gross profit	4,270,812	1,875,704	841,293	1,452,512	8,440,321
General and administrative expenses	3,373,839	292,046	1,131,138	356,734	5,153,757
Gain (loss) on asset dispositions and impairments, net	-	200	(420)	-	(220)
Income (loss) from operations	$896,973	$1,583,858	$(290,265)	$1,095,778	3,286,344
Other income, net					169,344
Income before income taxes					3,455,688
Provision for income taxes					206,083
Net income					3,249,605
Income attributable to non-controlling interests					360,998
Net income attributable to Consolidated Water Co. Ltd. stockholders					$2,888,607

Depreciation and amortization expenses for the three months ended March 31, 2020 for the retail, bulk, services and manufacturing segments were $604,813, $967,235, $183,886 and $126,134, respectively.

	Three Months Ended March 31, 2019
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$6,686,660	$7,111,313	$100,577	$3,089,974	$16,988,524
Cost of revenue	2,825,604	4,954,591	121,919	2,124,107	10,026,221
Gross profit	3,861,056	2,156,722	(21,342)	965,867	6,962,303
General and administrative expenses	3,117,278	261,412	485,885	513,459	4,378,034
Gain (loss) on asset dispositions and impairments, net	(2,731)	46,500	-	-	43,769
Income (loss) from operations	$741,047	$1,941,810	$(507,227)	$452,408	2,628,038
Other income, net					260,090
Income before income taxes					2,888,128
Provision for income taxes					48,959
Net income from continuing operations					2,839,169
Income from continuing operations attributable to non-controlling interests					273,908
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					2,565,261
Total income from discontinued operations					3,621,170
Net income attributable to Consolidated Water Co. Ltd. stockholders					$6,186,431

Depreciation and amortization expenses for the three months ended March 31, 2019 for the retail, bulk, services and manufacturing segments were $518,014, $947,689, $1,136 and $277,053, respectively.

	As of March 31, 2020
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$3,237,362	$18,276,079	$1,565,697	$2,545,645	$25,624,783
Inventory, current and non-current	$2,804,866	$3,784,087	$-	$4,227,294	$10,816,247
Property, plant and equipment, net	$29,221,683	$30,126,797	$275,487	$1,615,446	$61,239,413
Construction in progress	$170,429	$31,737	$-	$126,168	$328,334
Intangibles, net	$-	$-	$3,708,055	$1,077,778	$4,785,833
Goodwill	$1,170,511	$1,948,875	$5,320,416	$4,885,211	$13,325,013
Land and rights of way held for development	$-	$-	$24,162,523	$-	$24,162,523
Total segment assets	$54,467,510	$70,961,688	$42,742,706	$17,520,255	$185,692,159

	As of December 31, 2019
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,891,165	$18,883,493	$954,149	$500,882	$23,229,689
Inventory, current and non-current	$2,668,902	$3,628,443	$-	$1,394,588	$7,691,933
Property, plant and equipment, net	$29,177,718	$30,281,647	$168,585	$1,621,029	$61,248,979
Construction in progress	$396,214	$869,792	$-	$69,591	$1,335,597
Intangibles, net	$-	$-	$3,877,222	$1,162,778	$5,040,000
Goodwill	$1,170,511	$1,948,875	$5,320,416	$4,885,211	$13,325,013
Land and rights of way held for development	$-	$-	$24,162,523	$-	$24,162,523
Total segment assets	$65,554,640	$69,423,770	$42,459,177	$14,854,557	$192,292,144

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2020	2019
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$2,888,607	$2,565,261
Less: preferred stock dividends	(2,869)	(2,789)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	2,885,738	2,562,472
Total income from discontinued operations	-	3,621,170
Net income available to common shares in the determination of basic earnings per common share	$2,885,738	$6,183,642

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,114,506	15,020,344
Plus:
Weighted average number of preferred shares outstanding during the period	33,751	33,480
Potential dilutive effect of unexercised options and unvested stock grants	120,627	130,611
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,268,884	15,184,435

5. NSC and AdR project development

In May 2010, the Company acquired, through its wholly owned Netherlands subsidiary, CW-Cooperatief, a 50% interest in NSC, a development stage Mexican company. CW-Cooperatief has since purchased, through the conversion of a loan it made to NSC, additional shares that increased its ownership interest in NSC to 99.99%. NSC was formed to pursue a project (the “Project”) that originally encompassed the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system. As discussed in paragraphs that follow, during 2015 the scope of the Project was defined by the State of Baja California (the “State”) to consist of a first phase consisting of a 50 million gallons per day plant and an aqueduct that connects to the Mexican potable water infrastructure and a second phase consisting of an additional 50 million gallons per day of production capacity.

Through a series of transactions completed in 2012-2014, NSC purchased 20.1 hectares of land for approximately $20.6 million on which the proposed Project’s plant would be constructed.

In 2012, NSC entered into a lease, with an effective term of 20-years from the date of full operation of the Project’s desalination plant, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $26,000 every two months. This lease may be cancelled by NSC should NSC ultimately not proceed with the Project.

In August 2014, the State enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public-sector authority and a private party required for the Project (the “APP Law”). Pursuant to this new legislation, in January 2015, NSC submitted an expression of interest for its project to the Ministry of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complied with the requirements of the new legislation. NSC submitted this detailed proposal (the “APP Proposal”) to SIDUE in late March 2015. The new legislation required that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the Project was authorized the State would be required to conduct a public tender for the Project.

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

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, the CEA, the Government of Baja California, as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by January 2025. The APP Contract further requires AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct will be transferred to the CEA.

The APP Contract does not become effective until the following open conditions, among others, have been met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	AdR has obtained all rights of way required for the aqueduct; and
•	all debt financing agreements necessary to provide the funding to AdR for the first phase of the Project have been executed.

In December 2016, the Congress of the State of Baja California, Mexico (the “Congress”) passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract and authorized the corresponding public entities to obtain a credit facility to guarantee their payment obligations. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities. In addition, an amendment of Decreto #57 was required to authorize the inclusion of revenue from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress in December 2017. The authorization of the payment obligations of the public entities under the APP Contract and for the execution of the credit agreement to guarantee such payment obligations given in Decreto #57, as amended by Decreto #168, expired on December 31, 2018. During the congressional session held at the end of March 2019, the Congress passed Decreto #335, which renewed the authorizations for the various payment trusts, guaranties and bank credit lines required to be established for the Project by the State entities. Decreto #335 expired December 31, 2019. During the congressional session held at the end of December 2019, the Congress passed Decreto #37, which renewed the authorizations for the various payment trusts, guaranties and bank credit lines required to be established for the Project by the State entities. Decreto #37 expires June 30, 2020. However, the expiration of Decreto #37 will not result in a termination of the APP Contract and/or the Project, as a new authorization may be issued by Congress.

Following its issuance, the following legal proceedings were initiated against Decreto #335:

(a) Amparo trial filed by a certain congressman and his alternate in April 2019. Given that neither AdR nor NSC are parties to this action, based on publicly available information the Company understands that in April 2019, a congressman of the Congress and his alternate filed this claim, stating that there are no interested third parties in this trial. Both the provisional and definitive suspensions of the effects of Decreto #335 requested by claimants, were denied by the Sixth District Court in Mexicali. As such, the effects of Decreto #335 have not been suspended. On July 31, 2019, this proceeding was dismissed. However, according to publicly available information, on August 15, 2019, the claimants appealed this dismissal. As neither AdR nor NSC are parties to this Amparo trial, they are not parties to that appeal. Based upon publicly available information, on February 6, 2020, the Sixth Collegiate Tribunal of the Fifteenth Judicial Circuit dismissed such appeal.

(b) Amparo trial filed in May 2019 by certain individuals that allegedly form part of Consejo Coordinador Empresarial (a private local business association). This claim challenged the constitutionality and therefore, the validity of Decreto #335. In May 2019, an initial resolution dismissing the claim was issued by the First District Court in Tijuana. The claimants in this proceeding appealed this dismissal, and the appeal was resolved in the claimants’ favor by a superior court, therefore forcing the admission of this amparo claim by the First District Court in Tijuana. Both the provisional and definitive suspensions of the effects of Decreto #335 requested by claimants were denied by the First District Court in Tijuana. On October 1, 2019, AdR appeared before the First District Court, to vigorously oppose this claim. On January 3, 2020, the First District Court in Tijuana dismissed this claim. On January 15, 2020, claimants appealed such dismissal, and such appeal has not been yet resolved.

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

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez MA with the option to purchase 20% of the equity of AdR. If Suez MA does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the conditions precedent related to the Project are met, including but not limited to those conditions discussed previously. The aggregate investment to be made by the equity partners in the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project. This Agreement was originally scheduled to expire on June 30, 2019 but has been extended to September 30, 2020.

In June 2018, AdR and Suez MA executed a contract whereby Suez MA will serve as the engineering, procurement and construction contractor for the Project with such contract becoming effective on the effective date of the APP Contract.

If AdR is ultimately unable to proceed with the Project due to a failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective, or for any other reason, the land NSC has purchased and the rights of way deposits it has made may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its rights of way deposits for amounts at least equal to their carrying values as of March 31, 2020 of approximately $24.2 million. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on the Company’s consolidated financial condition and results of operations.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $458,000 and $484,000 for the three months ended March 31, 2020 and 2019, respectively. The assets and liabilities of NSC and AdR included in the Company’s consolidated balance sheets amounted to approximately $29.0 million and $2.3 million, respectively, as of March 31, 2020 and approximately $29.3 million and $2.9 million, respectively, as of December 31, 2019.

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

-	In the ordinary mercantile claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99% as a consequence of the Option Agreement. EWG requested that the courts, as a preliminary matter (a) suspend the effectiveness of the challenged transactions; (b) order certain public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. The Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental and public entities involved with the Project, including the registration of the pendency of the lawsuit in certain public records.

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

The appeal remedy mentioned previously in item (ii) suspended the proceeding (through the posting of a guarantee by NSC) and was resolved in December 2019 and communicated to EWG in January 2020. Such resolution revoked the order of the Tenth Civil Judge whereby EWG was granted the preliminary relief.

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

On May 17, 2019, NSC filed an amparo claim against the April 12, 2019 ruling. Such amparo claim was resolved on October 31, 2019, ordering the Tenth Civil Judge to issue a new resolution on the request to submit the claim to arbitration. EWG filed an appeal remedy opposing such order for the issuance of a new resolution, and NSC has filed pleadings to uphold the order for the issuance of a new resolution challenged by EWG. In March 2020, such appeal remedy was resolved in favor of NSC, as the order to the Tenth Civil Judge for issuing a new resolution was confirmed.

While such order requires the Tenth Civil Judge to issue a new resolution on the matter of arbitration, this order does not necessarily imply that the Tenth Civil Judge shall rule to move to arbitration. However, if the new resolution is unfavorable for NSC, NSC is prepared to vigorously oppose such resolution.

e) Administrative cancellation of registrations before the Public Registry of Property.

Despite the posting of the previously mentioned 1,000,000 Mexican pesos guarantee in February 26, 2019 to release the preliminary relief sought by EWG within the ordinary mercantile claim, the Tenth Civil Judge failed to make the resolution effective, which would thereby rescind the previously mentioned preliminary relief granted to EWG.

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

In November 2019, NSC learned that EWG had filed an amparo claim before the Third District Court in Tijuana against such encumbrances cancellation resolution, and in December 2019, NSC responded to such claim, vigorously opposing it. Thereafter, NSC submitted a motion to dismiss, based on the resolution of the appeal remedy mentioned previously in subparagraph b) revoking the preliminary relief, previously mentioned in item (ii). The Court resolved in favor of such motion to dismiss. However, EWG may file an appeal remedy against such resolution.

-	On June 27, 2019, the Tenth Civil Judge acknowledged the posting, by EWG, of a bond policy as the counter guarantee allowed pursuant to the Tenth Civil Judge’s ruling on April 26, 2019. NSC plans to vigorously oppose the filing of such bond policy upon continuation of the proceedings, following the suspension granted as a result of the filing of the appeal remedy previously mentioned in subparagraph b).

-	CW-Cooperatief has not been officially served with the ordinary mercantile claim, and AdR has not been notified that it has to appear for such trial. In any event, AdR is only a named third party called to trial in this claim, and no claims have been made by EWG against AdR.

The Company cannot presently determine what impact the resolution of this litigation may ultimately have on its ability to complete the Project.

6. Leases

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

These leases contain both lease and non-lease components, which the Company has elected to treat as a single lease component. The Company elected not to recognize leases that have an original lease term, including reasonably certain renewal or purchase obligations, of twelve months or less in its consolidated balance sheets for all classes of underlying assets. Lease costs for such short-term leases are expensed on a straight-line basis over the lease term.

The land used by the Company to operate its seawater desalination plants in the Cayman Islands and The Bahamas are owned by the Company or leased to the Company for immaterial annual amounts and are not included in the lease amounts presented on the consolidated balance sheets.

AdR has entered into a lease for land to be used in the Project with an initial effective term of 20-years from the date of full operation of its proposed seawater desalination plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $26,000 every two months. The lease is cancellable by AdR should it ultimately not proceed with the project. All lease assets denominated in a foreign currency are measured using the exchange rate at commencement of the lease. All lease liabilities denominated in a foreign currency are remeasured using the exchange rate as of the consolidated balance sheet date.

Effective May 1, 2019, the Company executed a new lease for its office located in the Cayman Islands under terms comparable to the prior lease. This new lease expires April 30, 2024.

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the consolidated balance sheets:

	March 31, 2020	December 31, 2019
ASSETS
Current
Prepaid expenses and other current assets	$321,173	$36,097
Noncurrent
Operating lease right-of-use assets	4,043,717	4,439,212
Total lease right-of-use assets	$4,364,890	$4,475,309

LIABILITIES
Current
Current maturities of operating leases	$761,540	$755,751
Noncurrent
Noncurrent operating leases	3,166,476	3,836,475
Total lease liabilities	$3,928,016	$4,592,226

Weighted average remaining lease term:
Operating leases	16.8 years	17.8 years

Weighted average discount rate:
Operating leases	4.56%	4.59%

The components of lease costs were as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease costs	$243,892	$221,131
Short-term lease costs	4,116	3,957
Total lease costs	$248,008	$225,088

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
Cash paid for amounts included in measurement of liabilities:	2020	2019
Cash payments for operating leases	$277,658	$218,080

Future lease payments relating to the Company's operating lease liabilities as of March 31, 2020 were as follows:

Years ending December 31,	Total
Remainder of 2020	$718,069
2021	627,269
2022	496,328
2023	495,188
2024	275,135
Thereafter	2,868,204
Total future lease payments	5,480,193
Less: Imputed interest	(1,552,177)
Total lease obligations	3,928,016
Less: Current obligations	(761,540)
Noncurrent lease obligations	$3,166,476

7. Fair value

As of March 31, 2020 and December 31, 2019, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$-	$-	$825,000	$825,000

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$-	$-	$664,000	$664,000

The activity for the Level 3 liability for the three months ended March 31, 2020:

Net liability arising from put/call options
Balance as of December 31, 2019	$664,000
Unrealized loss	161,000
Balance as of March 31, 2020	$825,000

Put/call options are reported at fair value as either assets or liabilities in the consolidated balance sheets. These fair values are calculated using discounted cash flow analysis valuation techniques that incorporate unobservable inputs, such as future cash flows, weighted-average cost of capital and expected future volatility. The inputs to these valuations are considered Level 3 inputs.

8. Contingencies

COVID-19

The worldwide coronavirus (COVID-19) pandemic was formally recognized by the World Health Organization on March 11, 2020. In response to this pandemic, the governments of the countries in which the Company operates - the Cayman Islands, The Bahamas, and the United States - implemented preventative measures to slow the spread of COVID-19, measures which have had profound adverse consequences for the economies of those countries. Tourism, a major economic driver for the Cayman Islands and The Bahamas, has temporarily ceased in those countries due to closing of these countries to air and sea travel. Overall economic activity in the United States has also declined precipitously.

As a result of the effects of COVID-19 on the economies of the countries in which the Company operates, the future impacts of COVID-19 on the Company could include (but would not necessarily be limited to):

•	decreases in consolidated revenue, cash flows generated from operations, and overall liquidity as compared to comparable prior periods; and

•

a deterioration in the aging of accounts receivable, with a resulting increase in the portion of accounts that ultimately prove to be uncollectible, necessitating an increase in the provisions and allowances for doubtful accounts.

Furthermore, a prolonged extension of the economic downturn created by COVID-19 could adversely affect the markets for the Company’s products and services. Such adverse market effects could adversely impact the Company’s expected future cash flows from its four reporting units and could require the Company to record impairment losses to reduce the carrying values of one or more of these reporting units due to a decline in their fair values.

Although the Company cannot presently quantify the future financial impacts of COVID-19, such impacts will likely have a material adverse impact on the Company’s consolidated financial condition, results of operations, and cash flows. Given the uncertainty associated with the resolution of this pandemic, the Company cannot presently determine how long such adverse financial impacts may last.

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2020 and 2019, the Company generated approximately 35% and 39%, respectively, of its consolidated revenue and 51% and 56%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the negotiations with the Company for a new retail license from the WAC to OfReg in May 2017. The Company began license negotiations with OfReg in July 2017 and such negotiations are continuing. The Company has been informed during its retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of its license in a manner that could significantly reduce the operating income and cash flows the Company has historically generated from its retail license.

The Company is presently unable to determine what impact the resolution of its retail license negotiations will have on its cash flows, financial condition or results of operations but such resolution could result in a material reduction (or the loss) of the operating income and cash flows the Company has historically generated from Cayman Water’s retail operations and could require the Company to record impairment losses to reduce the carrying values of its retail segment assets. Such impairment losses could have a material adverse impact on the Company’s consolidated financial condition and results of operations.

CW-Bahamas

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $17.8 million as of March 31, 2020 and $18.4 million as of December 31, 2019.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of March 31, 2020, the Company had not provided an allowance for CW-Bahamas’ accounts receivable from the WSC.

If CW-Bahamas continues to be unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) the Company may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) the Company may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on the Company’s consolidated financial condition, results of operations, and cash flows.

9. Discontinued operations - CW-Belize

On February 14, 2019, the Company completed the sale of its former subsidiary, Consolidated Water (Belize) Limited (“CW-Belize”) to Belize Water Services Ltd. (“BWSL”) effective January 1, 2019. After adjustments, the final price for CW-Belize was approximately $7.0 million. Pursuant to the sale and purchase agreement, BWSL initially paid the Company $6.735 million of the purchase price and approximately $265,000 was withheld to cover indemnification obligations of the Company under the agreement. The remaining $265,000 of the purchase price was paid by BWSL in August 2019. As a result of the sale of CW-Belize, the Company realized a gain of $3,621,170, which is reported as gain on sale of discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2019.

10. Impact of recent accounting standards

Adoption of New Accounting Standards:

None.

Effect of newly issued but not yet effective accounting standards:

None.

11. Subsequent events

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

•	tourism and weather conditions in the areas we serve;

•	the impacts of COVID-19;

•	the economic, political and social stability of each country in which we conduct or plan to conduct business;

•	our relationships with the government entities and other customers we serve;

•	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;

•	our ability to successfully enter new markets, including Mexico; and

•	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our 2019 Annual Report on Form 10-K

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

For the year ended December 31, 2019 we estimated the fair value of our reporting units by applying the discounted cash flow method, the guideline public company method, and the mergers and acquisitions method.

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

We also estimated the fair value of each of our reporting units for the year ended December 31, 2019 through reference to the guideline companies and the market multiples implied by guideline merger and acquisition transactions.

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

The fair values we estimated for our retail and bulk reporting units exceeded their carrying amounts by 74% and 58%, respectively, as of December 31, 2019. The assets and liabilities for our services reporting unit (with the exception of our investments in land and rights of way for our Mexico project) consist almost entirely of those for PERC, which was acquired at fair value on October 24, 2019, and therefore we estimated that the fair value of our services reporting unit closely approximated its carrying value at December 31, 2019. Our manufacturing reporting unit consists entirely of Aerex and the remaining 49% ownership interest of Aerex was purchased on January 24, 2020 for $8,500,000. We considered this purchase, the manufacturing reporting unit’s results of operations for the year ended December 31, 2019, the manufacturing reporting unit’s projected results of operations for the year ended December 31, 2020, and the amount by which the estimated fair value of the manufacturing reporting unit exceeded its carrying amount as of December 31, 2018 to determine that it is more likely than not that the fair value of our manufacturing reporting unit exceeded its carrying amount at December 31, 2019.

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

In February 2019, we sold CW-Belize. As a result of this sale, CW-Belize has been accounted for as discontinued operations in our consolidated financial statements, and bulk segment goodwill of approximately $380,000 as of December 31, 2018 associated with CW-Belize was reclassified to long-term assets of discontinued operations in our consolidated statements of financial condition and included in the calculation of our gain on sale of discontinued operations of $3.6 million for the three months ended March 31, 2019.

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

Through our former subsidiary, PT Consolidated Water Bali (“CW-Bali”), we built and operated a seawater reverse osmosis plant with a productive capacity of approximately 264,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We recorded operating losses for CW-Bali as the sales volumes for its plant were insufficient to cover its operating costs. In 2017 and 2016 we determined, based upon probability-weighted scenarios for CW-Bali’s future undiscounted cash flows, that the carrying values of CW-Bali’s long-lived assets and our investment in CW-Bali were not recoverable. Consequently, we recorded impairment losses of $1.6 million and $2.0 million, in 2017 and 2016, respectively, to reduce the carrying values of these assets to their fair values.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1. “Financial Statements” of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 (“2019 Form 10-K”) and the information set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

In late December 2018, our Board of Directors formally approved the sale of our subsidiary, CW-Belize, which was part of our bulk water operations, to BWSL and on February 14, 2019, we completed the sale (which was effective as of January 1, 2019) of CW-Belize to BWSL. In accordance with U.S. generally accepted accounting principles, the gain we realized on the sale of CW-Belize in 2019 of $3,621,170 ($0.24 per share on a fully diluted basis) is reflected in our 2019 consolidated results of operations as discontinued operations.

The following discussion and analysis of our Consolidated Results and Results by Segment refers only to our continuing operations.

Consolidated Results

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2020 was $2,888,607 ($0.19 per share on a fully diluted basis), as compared to $2,565,261 ($0.17 per share on a fully diluted basis) for 2019.

Total revenue for 2020 increased to $20,725,721 from $16,988,524 in 2019, as a result of the performance of our retail and manufacturing segments and the addition of PERC’s revenue to our services segment. Gross profit for 2020 was $8,440,321 (41% of total revenue) as compared to $6,962,303 (41% of total revenue) for 2019. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $5,153,757 for 2020 as compared to $4,378,034 for 2019 as a result of incremental expenses of approximately $689,000 attributable to the addition of PERC.

We believe the COVID-19 pandemic will likely have a material adverse impact on our future consolidated results of operations. See further discussion at “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies – COVID-19.”

Results by Segment

Retail Segment:

The retail segment contributed $896,973 and $741,047 to our income from operations for 2020 and 2019, respectively.

Revenue generated by our retail water operations rose to $7,257,432 in 2020 from $6,686,660 in 2019 due to a 10% increase in the volume of water sold. We believe the primary factor for this volume increase was drought-like conditions on Grand Cayman. Rainfall on Grand Cayman for the first three months of 2020 was only 12% of the amount of rainfall for the same period in 2019, and 12% of the 30-year historical average for rainfall for the first three months of the year.

Retail segment gross profit increased to $4,270,812 (59% of retail revenue) for 2020 from $3,861,056 (58% of retail revenue) for 2019 as a result of the revenue growth.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses increased to $3,373,839 for 2020 as compared to $3,117,278 for 2019 due to incremental employee costs arising from additional employees and annual salary increases.

Bulk Segment:

The bulk segment contributed $1,583,858 and $1,941,810 to our income from operations for 2020 and 2019, respectively.

Bulk segment revenue was $6,440,284 and $7,111,313 for 2020 and 2019, respectively. The decrease in bulk revenue from 2019 to 2020 is attributable to OC-Cayman, which experienced a decline in revenue of approximately $793,000 as a result of the two new contracts (at lower rates) with the Water Authority-Cayman (the “WAC”) for water supplied from (1) the Red Gate and North Sound plants which commenced in February 2019 and expires in 2024 and (2) the North Side Water Works plant, which commenced in July 2019 and expires in 2026.

Gross profit for our bulk segment was $1,875,704 (29% of bulk revenue) and $2,156,722 (30% of bulk revenue) for 2020 and 2019, respectively. Gross profit in dollars decreased in 2020 as compared to 2019 due to lower margins earned by OC-Cayman on its new contracts (as compared to its previous contracts) with the WAC.

Bulk segment G&A expenses remained relatively consistent at $292,046 for 2020 as compared to $261,412 for 2019.

Services Segment:

The services segment incurred losses from operations of ($290,265) and ($507,227) for 2020 and 2019, respectively.

Services segment revenue increased to $3,114,813 for 2020 from $100,577 for 2019 due to the addition of $3,001,073 in revenue from PERC as a result of our acquisition of 51% of this company in late October 2019.

Gross profit for the services segment improved to $841,293 in 2020 as a result of the addition of PERC. The services segment incurred a gross loss of ($21,342) for 2019.

G&A expenses for the services segment increased to $1,131,138 for 2020 as compared to $485,885 for 2019 due to the addition of PERC.

Manufacturing Segment:

The manufacturing segment contributed $1,095,778 to our income from operations in 2020 as compared to $452,408 in 2019.

Manufacturing revenue was $3,913,192 and $3,089,974 for 2020 and 2019, respectively. Manufacturing revenue increased from 2019 to 2020 due to an increase in the number of orders that resulted in expanded project production activity.

Manufacturing gross profit was $1,452,512 (37% of manufacturing revenue) and $965,867 (31% of manufacturing revenue) for 2020 and 2019, respectively. The increase in manufacturing gross profit in dollars and as a percentage of revenue stems from a higher margin projects mix, coupled with overall higher production activity that led to improved plant efficiency.

G&A expenses for the manufacturing segment dropped to $356,734 for 2020 as compared to $513,459 for 2019 as a result of a decrease in the amortization expenses for intangible assets recorded in connection with the acquisition of Aerex.

FINANCIAL CONDITION

The significant changes in the components of our consolidated balance sheet as of March 31, 2020 as compared to December 31, 2019 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable increased by approximately $2.4 million. This net increase reflects an increase in Aerex’s accounts receivable of approximately $2.0 million due to an extension of invoice due dates (unrelated to COVID-19) for Aerex’s largest customer along with an increase of $580,000 in accounts receivable of PERC. These increases were partially offset by a decrease in CW-Bahamas’ accounts receivable of $595,000.

Current inventory increased by approximately $3.0 million primarily as a result of incremental raw materials purchased to support Aerex’s increased production activity.

Construction in progress decreased by approximately $1.0 million primarily due to the completion of the renovation of the North Side Water Works plant on Grand Cayman.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the balance of 2020 include capital expenditures for our existing operations of approximately $4.1 million, approximately $3.0 million to be expended for NSC's and AdR's project development activities and approximately $1.3 million for dividends payable. Our liquidity requirements may also include future quarterly dividends if such dividends are declared by our Board. Our dividend payments amounted to approximately $1.3 million for the three months ended March 31, 2020 and approximately $5.1 million for the year ended December 31, 2019.

As of March 31, 2020, we had cash and cash equivalents of $32.3 million and working capital of $60.1 million. With the possible exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $17.8 million as of March 31, 2020 and $18.4 million as of December 31, 2019. Approximately 75% of the March 31, 2020 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary. As of April 30, 2020, CW-Bahamas’ accounts receivable from the WSC totaled approximately $16.0 million.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of March 31, 2020, we have not provided an allowance for CW-Bahamas’ accounts receivable from the WSC.

We believe the delays we have experienced in collecting CW-Bahamas’ receivables were extended due to the impact of Hurricane Dorian, which devastated the northern Bahamas in September 2019. In addition, the economic impact of COVID-19 on The Bahamas government’s revenue sources may further delay the collection of CW-Bahamas’ delinquent accounts receivable from the WSC.

If CW-Bahamas continues to be unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) we may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Discussion of Cash Flows for the Three Months Ended March 31, 2020

Our cash and cash equivalents decreased to $32,310,781 as of March 31, 2020 from $42,902,669 as of December 31, 2019.

Cash Flows from Operating Activities

Net cash used in our operating activities was $288,649. This net cash used reflects net income generated for the three months ended March 31, 2020 of $3,249,605 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $1,882,068, an increase in accounts receivable of $2,395,094 and an increase in current inventory of $2,922,899 (primarily in the manufacturing segment).

Cash Flows from Investing Activities

Net cash used by our investing activities was $9,015,881. In January 2020, we acquired the remaining 49% ownership in Aerex for $8,500,000 in cash. Additions to property, plant and equipment and construction in progress used $516,331 in cash.

Cash Flows from Financing Activities

Net cash used by our financing activities was $1,287,358, almost all of which related to the payment of dividends.

Material Commitments, Expenditures and Contingencies

COVID-19

The worldwide coronavirus (COVID-19) pandemic, which was formally recognized by the World Health Organization on March 11, 2020, has had a profound negative impact on the economies of the countries in which we operate. Consequently, COVID-19 will likely have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

A discussion of the current effects of COVID-19 on each of our operating subsidiaries is provided in the following paragraphs. However, as the worldwide impact of COVID-19 continues to develop and expand, its future effects on our company could differ materially from the information we are providing herein.

Cayman Water

As preventative measures to combat the possible spread of COVID-19, the Cabinet of the Cayman Islands (“the Cabinet”) closed all Cayman Islands sea ports to international passenger arrivals effective March 13, 2020; and closed all Cayman Islands airports to international passenger arrivals effective March 22, 2020. Effective March 28, 2020, the Cabinet and Cayman Islands law enforcement enacted various ‘stay-at-home’ regulations and curfews, which closed all businesses not deemed essential by the government and required citizens to stay at home unless they are purchasing necessities or engaged in an essential errand. In May 2020, the Cabinet relaxed some of the shelter-in-place regulations and set September 1, 2020 as the planned date for the reopening of the Cayman Islands’ sea and air borders.

As a result of these measures taken by the Cayman Islands government, tourism in the Cayman Islands has temporarily ceased and economic activity on Grand Cayman has slowed dramatically. The preventative measures taken by the Cayman Islands government in response to COVID-19 did not commence until the latter half of March 2020 and thus had a limited effect on our retail sales volumes for the three months ended March 31, 2020. However, the demand for water provided by our retail distribution network decreased by almost 13% for April 2020 as compared both to March 2020 and April 2019. Consequently, we expect that our retail water sales for three months ending June 30, 2020 will fall short of both the retail water sales we generated for the three months ended March 31, 2020 and the three months ended June 30, 2019. We expect that our retail water sales will continue to be materially adversely impacted until such time as tourism and the economy in the Cayman Islands fully recover from the effects of COVID-19.

The Cayman Islands government has requested Cayman Water to temporarily suspend until further notice all disconnections for non-payment of its water services to ensure that all residents continue to have access to potable water during the COVID-19 pandemic, and to give customers that may experience financial hardship additional time to make their payments. We are complying with this request. We have closed our customer service office to comply with the government’s shelter-in-place regulations and consequently our customers can no longer pay their bills by visiting our office. Postal service on Grand Cayman was suspended from late March through April 2020, which prevented us from invoicing our customers in the customary manner. We have been required to employ alternative methods (including electronic mail and phone text messaging) to deliver our retail water invoices to our customers. The closure of the post office also inhibited our customers from paying us as they could not mail their payments. Given these circumstances we expect the balances of Cayman Water’s total accounts receivable and its delinquent accounts receivable to increase from historical norms in future periods, and as a result a significant portion of these receivables may ultimately prove to be uncollectible, necessitating an increase in our allowance for doubtful accounts.

While we cannot presently quantify the financial impact of the anticipated decrease in Cayman Water’s revenue and the anticipated increase in its uncollectible accounts receivable, such factors could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Cayman Water’s operations have been designated as essential services by the Cayman Islands government. Presently, the day-to-day operations of Cayman Water’s water production facilities and distribution network have not been materially impeded by COVID-19 – we continue to produce and supply water to meet the demand for water in our retail license area. We believe Cayman Water has adequate spare parts and supplies in stock to continue normal operations for the remainder of 2020.

OC-Cayman

Although it operates on Grand Cayman - and therefore is also affected by the preventative measures enacted by government that have been discussed previously - OC-Cayman sells water on a bulk basis to the WAC, which in turn provides this water to areas of Grand Cayman that are more residential, and less tourist related, than the license area served by Cayman Water. The monthly amounts OC-Cayman charges the WAC for water supplied under its water supply agreements consist of fixed amounts that constitute the majority of the amounts charged, and lesser amounts that vary with the volume of water supplied. Therefore, unlike Cayman Water, OC-Cayman’s revenue is not as directly affected by tourism on Grand Cayman and, due to the structure of the underlying water supply agreements, is not as acutely sensitive to declines in water demand.

Rainfall during the first four months of 2020 on Grand Cayman was significantly less than the 30-year average and the same four months of 2019. As a result of the lower rainfall, the volume of water provided by OC-Cayman to the WAC in April 2020 did not vary significantly from that provided in March 2020 and increased by 2.5% from April 2019. We cannot presently determine as to what extent OC-Cayman’s future revenue will be impacted by COVID-19.

OC-Cayman’s operations have been designated as essential services by the Cayman Islands government. Presently, OC-Cayman’s day-to-day operations have not been materially impeded by COVID-19 – we continue to produce and supply water to meet the requirements of our two water supply agreements with the WAC. We believe OC-Cayman has adequate spare parts and supplies in stock to continue normal operations for the remainder of 2020.

CW-Bahamas

The government of The Bahamas enacted Emergency Powers Regulations which became effective March 18, 2020 in an effort to combat the spread of COVID-19. These regulations closed all businesses not deemed essential by the government, encouraged the employees of non-essential businesses to work remotely and imposed 24 hour shelter-in-place curfew on all residents of The Bahamas other than those engaged in essential or pre-approved activities. On March 24, 2020, the government banned all international travel to The Bahamas by closing all airports and seaports. As a result of these measures taken by The Bahamas government, tourism on New Providence Island, where CW-Bahamas operates, has temporarily ceased and economic activity in The Bahamas has slowed dramatically. In May 2020, the Bahamian government relaxed some of the shelter-in-place regulations but has yet to set dates for the reopening of The Bahamas to passenger flights and cruise ship arrivals.

CW-Bahamas sells the water produced by its plants on a bulk basis to the WSC, which in turn provides water to the residences, businesses, and other end users on New Providence. Under the terms of each of its water supply agreements with the WSC, CW-Bahamas charges the WSC a fixed monthly amount, an amount each month that is based upon the amount of water supplied during the month and pass-through energy charges, therefore CW-Bahamas’ revenue is impacted by changes in water demand and energy prices. The volume of water CW-Bahamas sold to the WSC did not vary significantly from March 2020 to April 2020, despite the downturn in economic activity on New Providence that began in April 2020 that stems from the preventative measures taken by the government in March 2020. However, we believe that at some point in the coming months, if the current economic conditions in The Bahamas do not improve, CW-Bahamas will experience a decrease in the demand for its water, with a resulting decline in its revenue. In addition, the economic impact of COVID-19 on The Bahamas government’s revenue sources may further delay the collection of CW-Bahamas’ delinquent accounts receivable from the WSC.

CW-Bahamas’ operations have been designated as essential services by the government of The Bahamas. Presently, CW-Bahamas’ day-to-day operations have not been materially impeded by COVID-19 – we continue to produce and supply water to meet the requirements of our two water agreements with the WSC. We believe CW-Bahamas has sufficient spare parts and consumables inventories to continue normal operations for the remainder of 2020.

Aerex

Presently, COVID-19 has not materially impeded Aerex’s day-to-day operations.

One specific product generated approximately 86% and 68% of Aerex’s sales for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. Aerex relies on one raw material supplier for the major component used in the manufacture of this product. Due to its relatively high cost and supplier manufacturing constraints, Aerex orders this component in increments based upon its production schedule. Shipments from the supplier of this component have at times fallen behind since the advent of COVID-19. Any disruption in the supply chain for this component or for the other raw materials used by Aerex due to COVID-19 (or other reasons) could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Aerex presently has 15 plant employees. Should a number of these employees become ill or be required to enter quarantine as a result of COVID-19, Aerex could be required to reduce or cease its manufacturing activities, which could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

PERC

PERC’s operations are considered essential services by the State of California. Presently, COVID-19 has not materially impeded PERC’s day-to-day operations.

Approximately 51% of PERC’s revenue of $3.0 million for the three months ended March 31, 2020 was generated in California under contracts with government entities. The State of California has publicly acknowledged its on-going financial difficulties as a result of COVID-19, and such difficulties presently, or could in the future, extend to the various counties, municipalities and other government-related entities in California, including PERC’s customers, which could adversely impact PERC’s future revenue and the collection of its accounts receivable.

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2020 and 2019, we generated approximately 35% and 39%, respectively, of our consolidated revenue and 51% and 56%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the negotiations with us for a new retail license from the WAC to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license.

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

We are presently unable to determine what impact the resolution of our retail license negotiations will have on our cash flows, financial condition or results of operations but such resolution could result in a material reduction (or the loss) of the operating income and cash flows we have historically generated from our retail operations and could require us to record an impairment losses to reduce the carrying value of our retail segment assets. Such impairment losses could have a material adverse impact on our consolidated financial condition, results of operation and cash flows.

CW-Bahamas Performance Guarantees

Our contracts to supply water to the WSC from our Blue Hills and Windsor plants require us to guarantee delivery of a minimum quantity of water per week. If WSC requires the water and we do not meet this minimum, we are required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Blue Hills contract expires in 2032 and requires us to deliver 63.0 million gallons of water each week. The Windsor contract expires in 2033 and requires us to deliver 16.8 million gallons of water each week.

NSC and AdR Project Development

In 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexican company. CW-Cooperatief has since purchased, through the conversion of a loan it made to NSC, additional shares that increased its ownership interest in NSC to 99.99%. NSC was formed to pursue a project (the “Project”) that originally encompassed the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system. As discussed in paragraphs that follow, during 2015 the scope of the Project was defined by the State of Baja California (the “State”) to consist of a first phase consisting of a 50 million gallons per day plant and an aqueduct that connects to the Mexican potable water infrastructure and a second phase consisting of an additional 50 million gallons per day of production capacity.

Through a series of transactions completed in 2012-2014, NSC purchased 20.1 hectares of land for approximately $20.6 million on which the proposed Project’s plant would be constructed.

In 2012, NSC entered into a lease, with an effective term of 20 years from the date of full operation of the desalination plant, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $26,000 every two months. This lease may be cancelled by NSC should NSC ultimately not proceed with the Project.

In August 2014, the State enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public-sector authority and a private party that NSC is seeking to complete the Project (the “APP Law”). Pursuant to this new legislation, on January 4, 2015, NSC submitted an expression of interest for its project to the Ministry of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complied with the requirements of the new legislation. NSC submitted this detailed proposal (the “APP Proposal”) to SIDUE in late March 2015. The new legislation required that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the Project was authorized the State would be required to conduct a public tender for the Project.

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

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, the CEA, the Government of Baja California as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by January 2025. The APP Contract further requires AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct will be transferred to the CEA.

The APP Contract does not become effective until the following open conditions, among others, have been met:

•	the State has established and registered various payment trusts, guarantees and bank credit lines for specific use by the Project;

•	AdR has obtained all rights of way required for the aqueduct; and

•	all debt financing agreements necessary to provide the funding to AdR for the first phase of the Project have been executed.

In December 2016, the Congress of the State of Baja California, Mexico (“Congress”) passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract and authorized the corresponding public entities to obtain a credit facility to guarantee their payment obligations. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities. In addition, an amendment of Decreto #57 was required to authorize the inclusion of revenue from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress in December 2017. The authorization of the payment obligations of the public entities under the APP Contract and for the execution of the credit agreement to guarantee such payment obligations given in Decreto #57, as amended by Decreto #168, expired on December 31, 2018. During the congressional session held at the end of March 2019, the Congress passed Decreto #335, which renewed the authorizations for the various payment trusts, guaranties and bank credit lines required to be established for the Project by the State entities. Decreto #335 expired December 31, 2019. During the congressional session held at the end of December 2019, the Congress passed Decreto #37, which renewed the authorizations for the various payment trusts, guaranties and bank credit lines required to be established for the Project by the State entities. Decreto #37 expires June 30, 2020. However, the expiration of Decreto #37 will not result in a termination of the APP Contract and/or the Project, as a new authorization may be issued by Congress.

Following its issuance, the following legal proceedings were initiated against Decreto #335:

(a) Amparo trial filed by a certain congressman and his alternate in April 2019. Given that neither AdR nor NSC are parties to this action, based on publicly available information the Company understands that in April 2019, a congressman of the Congress and his alternate filed this claim, stating that there are no interested third parties in this trial. Both the provisional and definitive suspensions of the effects of Decreto #335 requested by claimants, were denied by the Sixth District Court in Mexicali. As such, the effects of Decreto #335 have not been suspended. On July 31, 2019, this proceeding was dismissed. However, according to publicly available information, on August 15, 2019, the claimants appealed this dismissal. As neither AdR nor NSC are parties to this Amparo trial, they are not parties to that appeal. Based upon publicly available information, on February 6, 2020, the Sixth Collegiate Tribunal of the Fifteenth Judicial Circuit dismissed such appeal.

(b) Amparo trial filed in May 2019 by certain individuals that allegedly form part of Consejo Coordinador Empresarial (a private local business association). This claim challenged the constitutionality and therefore, the validity of Decreto #335. In May 2019, an initial resolution dismissing the claim was issued by the First District Court in Tijuana. The claimants in this proceeding appealed this dismissal, and the appeal was resolved in the claimants’ favor by a superior court, therefore forcing the admission of this amparo claim by the First District Court in Tijuana. Both the provisional and definitive suspensions of the effects of Decreto #335 requested by claimants were denied by the First District Court in Tijuana. On October 1, 2019, AdR appeared before the First District Court, to vigorously oppose this claim. On January 3, 2020, the First District Court in Tijuana dismissed this claim. On January 15, 2020, claimants appealed such dismissal, and such appeal has not been yet resolved.

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

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez MA with the option to purchase 20% of the equity of AdR. If Suez MA does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the additional conditions related to the Project are met, including but not limited to those conditions discussed previously. The aggregate funding to be provided by AdR’s shareholders for the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project. This Agreement was originally scheduled to expire on June 30, 2019 but has been extended to September 30, 2020.

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

If AdR is ultimately unable to proceed with the Project due to a failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective, or for any other reason, the land NSC has purchased and the rights of way deposits it has made may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its rights of way payments for amounts at least equal to their carrying values as of December 31, 2019 of approximately $24.2 million. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from an inability to complete the Project, could have a material adverse impact on our consolidated financial condition and results of operations.

Included in the Company’s consolidated results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $458,000 and $484,000 for the three months ended March 31, 2020 and 2019, respectively. The assets and liabilities of NSC and AdR included in the Company’s consolidated balance sheets amounted to approximately $29.0 million and $2.3 million, respectively, as of March 31, 2020 and approximately $29.3 million and $2.9 million, respectively, as of December 31, 2019.

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

-	In the ordinary mercantile claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99% as a consequence of the Option Agreement. EWG requested that the courts, as a preliminary matter (a) suspend the effectiveness of the challenged transactions; (b) order certain public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. The Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental and public entities involved with the Project, including the registration of the pendency of the lawsuit in certain public records.

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

On May 17, 2019, NSC filed an amparo claim against the April 12, 2019 ruling. Such amparo claim was resolved on October 31, 2019, ordering the Tenth Civil Judge to issue a new resolution on the request to submit the claim to arbitration. EWG filed an appeal remedy opposing such order for the issuance of a new resolution, and NSC has filed pleadings to uphold the order for the issuance of a new resolution challenged by EWG. In March 2020, such appeal remedy was resolved in favor of NSC, as the order to the Tenth Civil Judge for issuing a new resolution was confirmed.

While such order requires the Tenth Civil Judge to issue a new resolution on the matter of arbitration, this order does not necessarily imply that the Tenth Civil Judge shall rule to move to arbitration. However, if the new resolution is unfavorable for NSC, NSC is prepared to vigorously oppose such resolution.

e) Administrative cancellation of registrations before the Public Registry of Property.

Despite the posting of the previously mentioned 1,000,000 Mexican pesos guarantee in February 26, 2019 to release the preliminary relief sought by EWG within the ordinary mercantile claim, the Tenth Civil Judge failed to make the resolution effective, which would thereby rescind the previously mentioned preliminary relief granted to EWG.

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

In November 2019, NSC learned that EWG had filed an amparo claim before the Third District Court in Tijuana against such encumbrances cancellation resolution, and in December 2019, NSC responded to such claim, vigorously opposing it. Thereafter, NSC submitted a motion to dismiss, based on the resolution of the appeal remedy previously mentioned in subparagraph b) revoking the preliminary relief, previously mentioned in item (ii). The Court resolved in favor of such motion to dismiss. However, EWG may file an appeal remedy against such resolution.

-	On June 27, 2019, the Tenth Civil Judge acknowledged the posting, by EWG, of a bond policy as the counter guarantee allowed pursuant to the Tenth Civil Judge’s ruling on April 26, 2019. NSC plans to vigorously oppose the filing of such bond policy upon continuation of the proceedings, following the suspension granted as a result of the filing of the appeal remedy previously mentioned in subparagraph b).

-	CW-Cooperatief has not been officially served with the ordinary mercantile claim, and AdR has not been notified that it has to appear for such trial. In any event, AdR is only a named third party called to trial in this claim, and no claims have been made by EWG against AdR.

We cannot presently determine what impact the resolution of this litigation may ultimately have on our ability to complete the Project.

Adoption of New Accounting Standards:

None.

Effect of newly issued but not yet effective accounting standards:

None.

Dividends

•	On January 31, 2020, we paid a dividend of $0.085 to shareholders of record on January 2, 2020.

•	On February 11, 2020, our Board declared a dividend of $0.085 payable on April 30, 2020 to shareholders of record on April 1, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2019 to the end of the period covered by this report.

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

-	In the ordinary mercantile claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99% as a consequence of the Option Agreement. EWG requested that the courts, as a preliminary matter (a) suspend the effectiveness of the challenged transactions; (b) order certain public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. The Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental and public entities involved with the Project, including the registration of the pendency of the lawsuit in certain public records.

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

The appeal remedy previously mentioned in item (ii) suspended the proceeding (through the posting of a guarantee by NSC) and was resolved in December 2019 and communicated to EWG in January 2020. Such resolution revoked the order of the Tenth Civil Judge whereby EWG was granted the preliminary relief.

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

On May 17, 2019, NSC filed an amparo claim against the April 12, 2019 ruling. Such amparo claim was resolved on October 31, 2019, ordering the Tenth Civil Judge to issue a new resolution on the request to submit the claim to arbitration. EWG filed an appeal remedy opposing such order for the issuance of a new resolution, and NSC has filed pleadings to uphold the order for the issuance of a new resolution challenged by EWG. In March 2020, such appeal remedy was resolved in favor of NSC, as the order to the Tenth Civil Judge for issuing a new resolution was confirmed.

While such order requires the Tenth Civil Judge to issue a new resolution on the matter of arbitration, this order does not necessarily imply that the Tenth Civil Judge shall rule to move to arbitration. However, if the new resolution is unfavorable for NSC, NSC is prepared to vigorously oppose such resolution.

e) Administrative cancellation of registrations before the Public Registry of Property.

Despite the posting of the previously mentioned 1,000,000 Mexican pesos guarantee in February 26, 2019 to release the preliminary relief sought by EWG within the ordinary mercantile claim, the Tenth Civil Judge failed to make the resolution effective, which would thereby rescind the previously mentioned preliminary relief granted to EWG.

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

In November 2019, NSC learned that EWG had filed an amparo claim before the Third District Court in Tijuana against such encumbrances cancellation resolution, and in December 2019, NSC responded to such claim, vigorously opposing it. Thereafter, NSC submitted a motion to dismiss, based on the resolution of the appeal remedy previously mentioned in subparagraph b) revoking the preliminary relief, previously mentioned in item (ii). The Court resolved in favor of such motion to dismiss. However, EWG may file an appeal remedy against such resolution.

-	On June 27, 2019, the Tenth Civil Judge acknowledged the posting, by EWG, of a bond policy as the counter guarantee allowed pursuant to the Tenth Civil Judge’s ruling on April 26, 2019. NSC plans to vigorously oppose the filing of such bond policy upon continuation of the proceedings, following the suspension granted as a result of the filing of the appeal remedy previously mentioned in subparagraph b).

-	CW-Cooperatief has not been officially served with the ordinary mercantile claim, and AdR has not been notified that it has to appear for such trial. In any event, AdR is only a named third party called to trial in this claim, and no claims have been made by EWG against AdR.

We cannot presently determine what impact the resolution of this litigation may ultimately have on our ability to complete the Project.

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other periodic reports on Form 10-Q and Form 8-K.

The COVID-19 pandemic will likely have a material adverse impact on our financial performance and financial condition in the future, to an extent and for a period of time that cannot presently be determined.

The worldwide coronavirus (COVID-19) pandemic was formally recognized by the World Health Organization on March 11, 2020. In response to this pandemic, the governments of the countries in which we operate - the Cayman Islands, The Bahamas, and the United States - implemented preventative measures to slow the spread of COVID-19, measures which have had profound adverse consequences for the economies of those countries. Tourism, a major economic driver for The Cayman Islands and The Bahamas, has temporarily ceased in those countries due to closing of these countries to air and sea travel. Overall economic activity in the United States has also declined precipitously.

As a result of the effects of COVID-19 on the economies of the countries in which we operate, we believe the future impacts of COVID-19 on our company will include (but will not necessarily be limited to):

•	decreases in our consolidated revenue, cash flows generated from operations, and overall liquidity as compared to comparable prior periods; and

•	a deterioration in the aging of our accounts receivable, with a resulting increase in the portion of our accounts that ultimately prove to be uncollectible, necessitating an increase in our provisions and allowances for doubtful accounts.

Furthermore, a prolonged extension of the economic downturn created by COVID-19 period could adversely impact the markets for our products and services. Such adverse market impacts could require us to reassess its expected future cash flows from our four reporting units and could require us to record impairment losses to reduce the carrying values of one or more of these reporting units due to a decline in their fair values.

Although we cannot presently quantify the future financial impacts of COVID-19 on our company, we believe such impacts will likely have a material adverse impact on our consolidated financial condition, results of operations, and cash flows. Given the uncertainty associated with the resolution of this pandemic, we cannot presently determine how long such adverse financial impacts may last.

Our exclusive license to provide water to retail customers in the Cayman Islands has not been expressly extended and we are presently unable to predict the outcome of our on-going negotiations relating to this license.

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2020 and 2019, we generated approximately 35% and 39%, respectively, of our consolidated revenue and 51% and 56%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the negotiations with us for a new retail license from the Water Authority-Cayman to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license.

We are presently unable to determine what impact the resolution of our retail license negotiations will have on our cash flows, financial condition or results of operations but such resolution could result in a material reduction (or the loss) of the operating income and cash flows we have historically generated from our retail operations and could require us to record impairment losses to reduce the carrying values of our retail segment assets. Such impairment losses could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

We have paid $24.2 million for land, rights of way and equipment and incurred development expenses of approximately $31.5 million to date for a possible project in Mexico. We expect to expend significant additional funds for the balance of 2020 to continue to pursue this project. However, we may not be successful in completing this project.

We own 99.99% of NSC, a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of March 31, 2020, our consolidated balance sheet includes purchases for the Project of approximately $24.2 million for land, rights of way and equipment. The Project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, pursuing debt and equity funding, and maintaining a corporate presence in Mexico have resulted in additional developmental expenses totaling $31.5 million from the inception of our efforts on this project in 2010 through March 31, 2020.

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

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez MA with the option to purchase 20% of the equity of AdR. If Suez MA does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the conditions precedent related to the Project are met. The aggregate investment to be made by the equity partners in the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project. This Agreement was originally scheduled to expire on June 30, 2019 but has been extended to September 30, 2020.

The APP Contract does not become effective until the following open conditions, among others, have been met:

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

If AdR is ultimately unable to proceed with the Project due to (i) the legal challenges to the Decretos; (ii) the litigation initiated by NSC’s minority shareholder: (iii) failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective; or (iv) any other reason, the land NSC has purchased and the rights of way payments it has made may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its rights of way deposits for amounts at least equal to their aggregate carrying values as of December 31, 2019 of approximately $24.2 million. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from an inability to complete the Project could have a material adverse impact on our consolidated financial condition and results of operations.

Periodically, our Bahamas subsidiary experiences substantial delays in the collection of its accounts receivable. As a result, our Bahamas subsidiary could have insufficient liquidity to continue operations, and our consolidated results of operations could be materially adversely affected.

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $17.8 million as of March 31, 2020 and $18.4 million as of December 31, 2019. Approximately 75% of the March 31, 2020 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of March 31, 2020, we have not provided an allowance for CW-Bahamas’ accounts receivable from the WSC.

We believe the delays we have experienced in collecting CW-Bahamas’ receivables may be further extended by the impact of COVID-19 on the economy of The Bahamas.

If CW-Bahamas continues to be unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) we may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2020.

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

Date: May 15, 2020

