Form 10-Q
period 2020-06-30
Consolidated Water Co. Ltd.
filed 2020-08-14
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       ⌧     No       ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes         ⌧     No         ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ◻     Accelerated filer  ◻

Non-accelerated filer   ⌧   Smaller reporting company   ☒    Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes       ☐     No         ⌧

As of August 10, 2020, 15,122,049 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,956,328	$42,902,669
Accounts receivable, net	26,858,584	23,229,689
Inventory	5,067,873	3,287,555
Prepaid expenses and other current assets	1,738,472	2,346,918
Costs and estimated earnings in excess of billings	2,202,524	1,675,781
Total current assets	70,823,781	73,442,612
Property, plant and equipment, net	59,808,325	61,248,979
Construction in progress	399,463	1,335,597
Inventory, noncurrent	4,738,617	4,404,378
Investment in OC-BVI	1,987,878	1,903,602
Goodwill	13,325,013	13,325,013
Land and rights of way	21,126,898	24,162,523
Intangible assets, net	4,573,333	5,040,000
Operating lease right-of-use assets	1,250,157	4,439,212
Other assets	2,791,458	2,990,228
Total assets	$180,824,923	$192,292,144

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$3,613,387	$3,672,142
Accrued compensation	1,519,911	1,821,395
Dividends payable	1,298,321	1,292,187
Current maturities of operating leases	628,161	755,751
Current portion of long-term debt	42,211	17,753
Billings in excess of costs and estimated earnings	899,942	614,386
Total current liabilities	8,001,933	8,173,614
Long-term debt, noncurrent	145,822	61,146
Deferred tax liabilities	1,384,268	1,529,035
Noncurrent operating leases	930,072	3,836,475
Net liability arising from put/call options	745,000	664,000
Other liabilities	75,000	75,000
Total liabilities	11,282,095	14,339,270
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 40,237 and 33,751 shares, respectively	24,142	20,251
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,114,506 and 15,049,608 shares, respectively	9,068,704	9,029,765
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	86,234,521	88,356,509
Retained earnings	65,536,646	66,352,733
Total Consolidated Water Co. Ltd. stockholders' equity	160,864,013	163,759,258
Non-controlling interests	8,678,815	14,193,616
Total equity	169,542,828	177,952,874
Total liabilities and equity	$180,824,923	$192,292,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue	$19,087,247	$18,305,260	$39,812,968	$35,293,784
Total cost of revenue	11,784,104	10,752,511	24,069,504	20,778,732
Gross profit	7,303,143	7,552,749	15,743,464	14,515,052
General and administrative expenses	4,861,028	4,994,992	10,014,785	9,373,026
Gain (loss) on asset dispositions and impairments, net	(3,030,420)	397,301	(3,030,640)	441,070
Income (loss) from operations	(588,305)	2,955,058	2,698,039	5,583,096

Other income (expense):
Interest income	109,819	140,467	246,259	290,652
Interest expense	(2,818)	(1,482)	(5,344)	(1,482)
Profit-sharing income from OC-BVI	14,175	2,025	24,300	8,100
Equity in the earnings (losses) of OC-BVI	34,093	(24,949)	59,976	(11,488)
Net unrealized gain (loss) on put/call options	80,000	—	(81,000)	(24,000)
Other	(390,384)	(65,728)	(229,962)	48,641
Other income (expense), net	(155,115)	50,333	14,229	310,423
Income (loss) before income taxes	(743,420)	3,005,391	2,712,268	5,893,519
Provision for income taxes	204,268	64,233	410,351	113,192
Net income (loss) from continuing operations	(947,688)	2,941,158	2,301,917	5,780,327
Income from continuing operations attributable to non-controlling interests	180,154	464,896	541,152	738,804
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	(1,127,842)	2,476,262	1,760,765	5,041,523
Gain on sale of discontinued operations	—	—	—	3,621,170
Total income from discontinued operations	—	—	—	3,621,170
Net income (loss) attributable to Consolidated Water Co. Ltd. stockholders	$(1,127,842)	$2,476,262	$1,760,765	$8,662,693

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$(0.07)	$0.16	$0.12	$0.34
Discontinued operations	—	—	—	0.24
Basic earnings (loss) per share	$(0.07)	$0.16	$0.12	$0.58

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$(0.07)	$0.16	$0.12	$0.33
Discontinued operations	—	—	—	0.24
Diluted earnings (loss) per share	$(0.07)	$0.16	$0.12	$0.57

Dividends declared per common and redeemable preferred shares	$0.085	$0.085	$0.17	$0.17

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,114,506	15,020,344	15,114,506	15,020,344
Diluted earnings per share	15,114,506	15,185,812	15,269,175	15,185,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2019	33,751	$20,251	15,049,608	$9,029,765	$88,356,509	$66,352,733	$14,193,616	$177,952,874
Issue of share capital	—	—	64,898	38,939	(38,939)	—	—	—
Net income	—	—	—	—	—	2,888,607	360,998	3,249,605
Purchase of noncontrolling interest in subsidiary	—	—	—	—	(2,444,047)	—	(6,055,953)	(8,500,000)
Dividends declared	—	—	—	—	—	(1,289,378)	—	(1,289,378)
Stock-based compensation	—	—	—	—	161,406	—	—	161,406
Balance as of March 31, 2020	33,751	20,251	15,114,506	9,068,704	86,034,929	67,951,962	8,498,661	171,574,507
Issue of share capital	6,123	3,674	—	—	(3,674)	—	—	—
Net income (loss)	—	—	—	—	—	(1,127,842)	180,154	(947,688)
Exercise of options	363	217	—	—	4,201	—	—	4,418
Dividends declared	—	—	—	—	—	(1,287,474)	—	(1,287,474)
Stock-based compensation	—	—	—	—	199,065	—	—	199,065
Balance as of June 30, 2020	40,237	$24,142	15,114,506	$9,068,704	$86,234,521	$65,536,646	$8,678,815	$169,542,828

	Redeemable				Additional		Cumulative	Non-	Total
	preferred stock		Common stock		paid-in	Retained	translation	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	adjustment	interests	equity
Balance as of December 31, 2018	34,796	$20,878	14,982,906	$8,989,744	$87,211,953	$59,298,161	$(549,555)	$8,784,722	$163,755,903
Issue of share capital	—	—	26,864	16,118	(16,118)	—	—	—	—
Buyback of preferred stock	(1,983)	(1,190)	—	—	(16,605)	—	—	—	(17,795)
Net income	—	—	—	—	—	6,186,431	—	273,908	6,460,339
Dividends declared	—	—	—	—	—	(1,280,223)	—	—	(1,280,223)
Stock-based compensation	—	—	—	—	156,062	—	—	—	156,062
Balance as of March 31, 2019	32,813	19,688	15,009,770	9,005,862	87,335,292	64,204,369	(549,555)	9,058,630	169,074,286
Issue of share capital	7,293	4,376	10,574	6,344	(10,720)	—	—	—	—
Buyback of preferred stock	(691)	(415)	—	—	(5,886)	—	—	—	(6,301)
Net income	—	—	—	—	—	2,476,262	—	464,896	2,941,158
Exercise of options	705	423	—	—	6,700	—	—	—	7,123
Dividends declared	—	—	—	—	—	(1,280,359)	—	—	(1,280,359)
Sale of CW-Bali	—	—	—	—	—	—	549,555	241,282	790,837
Stock-based compensation	—	—	—	—	209,049	—	—	—	209,049
Balance as of June 30, 2019	40,120	$24,072	15,020,344	$9,012,206	$87,534,435	$65,400,272	$—	$9,764,808	$171,735,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$3,843,490	$8,552,481

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(710,823)	(1,816,397)
Proceeds from asset dispositions	450	443,500
Proceeds from sale of discontinued operations, net of cash provided	—	6,706,234
Acquisition of noncontrolling interest in Aerex	(8,500,000)	—
Collections on loans receivable	—	734,980
Net cash provided by (used in) investing activities	(9,210,373)	6,068,317

Cash flows from financing activities
Dividends paid to common shareholders	(2,564,980)	(2,551,153)
Dividends paid to preferred shareholders	(5,738)	(5,747)
Repurchase of redeemable preferred stock	—	(24,096)
Proceeds received from exercise of stock options	4,418	7,123
Principal repayments on long-term debt	(13,158)	—
Net cash used in financing activities	(2,579,458)	(2,573,873)
Net increase (decrease) in cash and cash equivalents	(7,946,341)	12,046,925
Cash and cash equivalents at beginning of period	42,902,669	31,337,477
Cash and cash equivalents at end of period	$34,956,328	$43,384,402

Cash and cash equivalents at end of period	$34,956,328	$41,878,723
Restricted cash at end of period	—	1,505,679
Cash and cash equivalents and restricted cash at end of period	$34,956,328	$43,384,402

Interest paid in cash	$5,344	$1,482

Non-cash transactions:
Dividends declared but not paid	$1,288,154	$1,280,139
Transfers from (to) inventory to (from) property, plant and equipment and construction in progress	$(49,133)	$223,136
Transfers from construction in progress to property, plant and equipment	$1,400,811	$6,916,301
Right-of-use assets obtained in exchange for new operating lease liabilities	$78,003	$4,850,902
Purchase of equipment through issuance of long-term debt	$122,292	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd. and its subsidiaries (collectively, the “Company”) supply potable water, treat water for reuse and provide water-related products and services to customers in the Cayman Islands, The Bahamas, the United States and the British Virgin Islands. The Company produces potable water from seawater using reverse osmosis technology and sells this water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The Company designs, builds and sells water production and water treatment infrastructure and manages water infrastructure for commercial and governmental customers. The Company also manufactures a wide range of specialized and custom water industry related products and provides design, engineering, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment.

2. Accounting policies

Basis of consolidation: The accompanying condensed consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aerex Industries, Inc. ("Aerex"), Aquilex, Inc. (“Aquilex”), Cayman Water Company Limited (“Cayman Water”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”); and (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), N.S.C. Agua, S.A. de C.V. (“NSC”), Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), and PERC Water Corporation (“PERC”). The Company’s investment in its affiliate Ocean Conversion (BVI) Ltd. (“OC-BVI”) is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

On January 24, 2020, as a result of CW-Holdings' exercise of a call option, CW-Holdings purchased the remaining 49% ownership interest in Aerex for $8,500,000 in cash. After giving effect to this purchase, CW-Holdings owns 100% of the outstanding capital stock of Aerex.

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

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than NSC, AdR, and CW-Cooperatief) is the currency for each respective country. The functional currency for NSC, AdR, and CW-Cooperatief is the US$. NSC and AdR conduct business in US$ and Mexican pesos and CW-Cooperatief conducts business in US$ and euros. The exchange rates for the Cayman Islands dollar and the Bahamian dollar are fixed to the US$. The exchange rates for conversion of Mexican pesos and euros into US$ vary based upon market conditions.

Net foreign currency gains (losses) arising from transactions and re-measurements were $(370,315) and $(45,666) for the three months ended June 30, 2020 and 2019, respectively, and $(189,330) and $12,035 for the six months ended

June 30, 2020 and 2019, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income (loss).

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of June 30, 2020 and December 31, 2019 include $9.1 million and $12.7 million, respectively, of certificates of deposits with an original maturity of three months or less.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. As of June 30, 2020, the equivalent United States dollar cash balances for deposits held in The Bahamas were approximately $9.8 million.

Revenue recognition: Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenue disaggregated by revenue source (unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Retail revenue	$5,966,296	$6,983,515	$13,223,728	$13,670,175
Bulk revenue	5,866,397	6,941,051	12,306,681	14,052,364
Services revenue	3,476,000	90,792	6,590,813	191,369
Manufacturing revenue	3,778,554	4,289,902	7,691,746	7,379,876
Total revenue	$19,087,247	$18,305,260	$39,812,968	$35,293,784

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

The Company recognizes revenue from water sales at the time water is supplied to the customer’s premises. The amount of water supplied is determined and invoiced based upon water meter readings performed at the end of each month. All retail water contracts are month-to-month contracts. The Company has elected the "right to invoice" practical expedient for revenue recognition on its retail water sale contracts and recognizes revenue in the amount to which the Company has a right to invoice.

Bulk revenue

The Company produces and supplies water to government-owned distributors in the Cayman Islands and The Bahamas.

OC-Cayman provides bulk water to the Water Authority-Cayman (“WAC”), a government-owned utility and regulatory agency, under two agreements. The WAC in turn distributes such water to properties in Grand Cayman outside of Cayman Water’s retail license area.

The Company sells bulk water in The Bahamas through its majority-owned subsidiary, CW-Bahamas, under two agreements with the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes such water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. CW-Bahamas also sells water to a private resort on Bimini.

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

The Company recognizes revenue for its construction and specialized/custom manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to total estimated costs at completion to measure progress toward satisfying its performance obligations, as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, material and overhead. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any costs and estimated earnings in excess of billings are classified as current assets. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities.

The Company has elected the “right to invoice” practical expedient for revenue recognition on its management services agreements and recognizes revenue in the amount to which the Company has a right to invoice.

Revenue recognized and amounts billed on services segment and manufacturing segment contracts in progress are summarized as follows:

	June 30, 2020	December 31, 2019
Revenue recognized to date on contracts in progress	$23,805,174	$24,041,993
Amounts billed to date on contracts in progress	(22,502,592)	(22,980,598)
	$1,302,582	$1,061,395

The above net balances are reflected in the accompanying consolidated balance sheet as follows:

	June 30, 2020	December 31, 2019
Costs and estimated earnings in excess of billings	$2,202,524	$1,675,781
Billings in excess of costs and estimated earnings	(899,942)	(614,386)
	$1,302,582	$1,061,395

As of June 30, 2020, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $3.0 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $1.4 million during the remainder of the year ending December 31, 2020 and $1.6 million thereafter.

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

The accounting policies of the segments are consistent with those described in Note 2. The Company evaluates each segment’s performance based upon its income (or loss) from operations. All intercompany transactions are eliminated for segment presentation purposes.

The Company’s segments are strategic business units that are managed separately because each segment sells different products and/or services, serves customers with distinctly different needs and generates different gross profit margins.

	Three Months Ended June 30, 2020
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$5,966,296	$5,866,397	$3,476,000	$3,778,554	$19,087,247
Cost of revenue	2,769,497	3,941,309	2,631,513	2,441,785	11,784,104
Gross profit	3,196,799	1,925,088	844,487	1,336,769	7,303,143
General and administrative expenses	3,266,782	261,100	1,014,765	318,381	4,861,028
Loss on asset dispositions and impairments, net	—	—	(3,030,420)	—	(3,030,420)
Income (loss) from operations	$(69,983)	$1,663,988	$(3,200,698)	$1,018,388	(588,305)
Other expense, net					(155,115)
Loss before income taxes					(743,420)
Provision for income taxes					204,268
Net loss					(947,688)
Income attributable to non-controlling interests					180,154
Net loss attributable to Consolidated Water Co. Ltd. stockholders					$(1,127,842)

Depreciation and amortization expenses for the three months ended June 30, 2020 for the retail, bulk, services and manufacturing segments were $595,247, $967,064, $189,723 and $82,340, respectively.

	Three Months Ended June 30, 2019
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$6,983,515	$6,941,051	$90,792	$4,289,902	$18,305,260
Cost of revenue	2,982,758	4,768,122	45,094	2,956,537	10,752,511
Gross profit	4,000,757	2,172,929	45,698	1,333,365	7,552,749
General and administrative expenses	3,405,421	344,971	779,882	464,718	4,994,992
Gain on asset dispositions and impairments, net	397,301	—	—	—	397,301
Income (loss) from operations	$992,637	$1,827,958	$(734,184)	$868,647	2,955,058
Other income, net					50,333
Income before income taxes					3,005,391
Provision for income taxes					64,233
Net income					2,941,158
Income attributable to non-controlling interests					464,896
Net income attributable to Consolidated Water Co. Ltd. stockholders					$2,476,262

Depreciation and amortization expenses for the three months ended June 30, 2019 for the retail, bulk, services and manufacturing segments were $615,363, $976,437, $1,137 and $215,713, respectively.

	Six Months Ended June 30, 2020
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$13,223,728	$12,306,681	$6,590,813	$7,691,746	$39,812,968
Cost of revenue	5,756,117	8,505,889	4,905,033	4,902,465	24,069,504
Gross profit	7,467,611	3,800,792	1,685,780	2,789,281	15,743,464
General and administrative expenses	6,640,621	553,146	2,145,903	675,115	10,014,785
Gain (loss) on asset dispositions and impairments, net	—	200	(3,030,840)	—	(3,030,640)
Income (loss) from operations	$826,990	$3,247,846	$(3,490,963)	$2,114,166	2,698,039
Other income, net					14,229
Income before income taxes					2,712,268
Provision for income taxes					410,351
Net income					2,301,917
Income attributable to non-controlling interests					541,152
Net income attributable to Consolidated Water Co. Ltd. stockholders					$1,760,765

Depreciation and amortization expenses for the six months ended June 30, 2020 for the retail, bulk, services and manufacturing segments were $1,200,060, $1,934,299, $373,609 and $208,474, respectively.

	Six Months Ended June 30, 2019
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$13,670,175	$14,052,364	$191,369	$7,379,876	$35,293,784
Cost of revenue	5,808,362	9,722,713	167,013	5,080,644	20,778,732
Gross profit	7,861,813	4,329,651	24,356	2,299,232	14,515,052
General and administrative expenses	6,522,699	606,383	1,265,767	978,177	9,373,026
Gain on asset dispositions and impairments, net	394,570	46,500	—	—	441,070
Income (loss) from operations	$1,733,684	$3,769,768	$(1,241,411)	$1,321,055	5,583,096
Other income, net					310,423
Income before income taxes					5,893,519
Provision for income taxes					113,192
Net income from continuing operations					5,780,327
Income from continuing operations attributable to non-controlling interests					738,804
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					5,041,523
Net income from discontinued operations					3,621,170
Net income attributable to Consolidated Water Co. Ltd. stockholders					$8,662,693

Depreciation and amortization expenses for the six months ended June 30, 2019 for the retail, bulk, services and manufacturing segments were $1,133,377, $1,924,126, $2,273 and $492,766, respectively.

	As of June 30, 2020
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,872,089	$20,126,330	$1,537,453	$2,322,712	$26,858,584
Inventory, current and non-current	$2,758,051	$4,138,547	$—	$2,909,892	$9,806,490
Property, plant and equipment, net	$28,701,759	$29,253,459	$254,930	$1,598,177	$59,808,325
Construction in progress	$225,663	$31,737	$—	$142,063	$399,463
Intangibles, net	$—	$—	$3,538,889	$1,034,444	$4,573,333
Goodwill	$1,170,511	$1,948,875	$5,320,416	$4,885,211	$13,325,013
Land and rights of way	$—	$—	$21,126,898	$—	$21,126,898
Total segment assets	$52,401,338	$72,695,342	$37,569,235	$18,159,008	$180,824,923

	As of December 31, 2019
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,891,165	$18,883,493	$954,149	$500,882	$23,229,689
Inventory, current and non-current	$2,668,902	$3,628,443	$—	$1,394,588	$7,691,933
Property, plant and equipment, net	$29,177,718	$30,281,647	$168,585	$1,621,029	$61,248,979
Construction in progress	$396,214	$869,792	$—	$69,591	$1,335,597
Intangibles, net	$—	$—	$3,877,222	$1,162,778	$5,040,000
Goodwill	$1,170,511	$1,948,875	$5,320,416	$4,885,211	$13,325,013
Land and rights of way	$—	$—	$24,162,523	$—	$24,162,523
Total segment assets	$65,554,640	$69,423,770	$42,459,177	$14,854,557	$192,292,144

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$(1,127,842)	$2,476,262	$1,760,765	$5,041,523
Less: preferred stock dividends	(3,420)	(3,410)	(6,289)	(6,199)
Net income (loss) from continuing operations available to common shares in the determination of basic earnings per common share	(1,131,262)	2,472,852	1,754,476	5,035,324
Total income from discontinued operations	—	—	—	3,621,170
Net income (loss) available to common shares in the determination of basic earnings per common share	$(1,131,262)	$2,472,852	$1,754,476	$8,656,494

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,114,506	15,020,344	15,114,506	15,020,344
Plus:
Weighted average number of preferred shares outstanding during the period	—	34,183	34,438	33,834
Potential dilutive effect of unexercised options and unvested stock grants	—	131,285	120,231	131,285
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,114,506	15,185,812	15,269,175	15,185,463

5. NSC and AdR project development

In May 2010, the Company acquired, through its wholly owned Netherlands subsidiary, CW-Cooperatief, a 50% interest in NSC, a development stage Mexican company. CW-Cooperatief subsequently purchased, through the conversion of a loan it made to NSC, additional shares that increased its ownership interest in NSC to 99.99%. NSC was formed to pursue a project (the “Project”) that originally encompassed the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican public water system. As discussed in paragraphs that follow, during 2015 the scope of the Project was defined by the State of Baja California (the “State”) to consist of a first phase consisting of a 50 million gallons per day plant and an aqueduct that connects to the Mexican public water infrastructure and a second phase consisting of an additional 50 million gallons per day of production capacity.

Through a series of transactions that began in 2012, NSC purchased 20.1 hectares of land for approximately $21.1 million on which the proposed Project’s plant would be constructed.

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

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, CEA, the Government of Baja California, as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract required AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican public water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase was to be operational within 36 months of commencing construction and the second phase was to be operational by January 2025. The APP Contract further required AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct would have been transferred to CEA.

In December 2016, the Congress of the State of Baja California, Mexico (the “Congress”) passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract and authorized the corresponding public entities to obtain a credit facility to guarantee their payment obligations. During 2017, following consultations between representatives of the State and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities. In addition, an amendment of Decreto #57 was required to authorize the inclusion of revenue from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress in December 2017. The authorization of the payment obligations of the public entities under the APP Contract and for the execution of the credit agreement to guarantee such payment obligations given in Decreto #57, as amended by Decreto #168, expired on December 31, 2018. During the congressional session held at the end of March 2019, the Congress passed Decreto #335, which renewed the authorizations for the various payment trusts, guaranties and bank credit lines required to be established for the Project by the State entities. Decreto #335 expired December 31, 2019. During the congressional session held at the end of December 2019, the Congress passed Decreto #37, which renewed the authorizations for the various payment trusts, guaranties and bank credit lines required to be established for the Project by the State entities. Decreto #37 expired June 30, 2020.

Both the exchange rate for the Mexican peso relative to the dollar and general macroeconomic conditions in Mexico varied since the execution of the APP Contract. These changes adversely impacted the estimated construction, operating and financing costs for the Project. The APP Contract and the APP Law allowed for the parties to negotiate (but did not guarantee) modifications to the consideration (i.e. water tariff) under the APP Contract in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to CEA requesting the definition of the mechanism required by the APP Contract to update the consideration under the APP Contract for changes in foreign exchange rates, lending rates and certain laws which have impacted the Project. On June 1, 2018, AdR and CEA executed an amendment to the APP Contract which, among other things, increased the scope of Phase 1 of the Project for including the aqueduct originally designated for Phase 2, and addressed AdR’s concerns regarding the impact on the Project for changes in the exchange rate for the peso relative to the dollar and changes in interest rates that occurred subsequent to the submission of the Consortium’s bid for the Project. As a result of this amendment to the APP Contract, the final cost of Phase 1 and the related consideration to be charged by AdR under the APP Contract would have been determined based upon the bid submitted by the Consortium, the changes set forth in the amendment to the APP Contract and the economic conditions (e.g. interest rates and currency exchange rates) in effect on the financial closing date for Phase 1.

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, would acquire a minimum of 55% of the equity of AdR. The Agreement also provided Suez MA with the option to purchase 20% of the equity of AdR. If Suez MA did not exercise this option, NSC would retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement became effective when the certain conditions precedent related to the Project were met. The aggregate investment to be made by the equity partners in the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project. This Agreement was scheduled to expire on September 30, 2020. NSC expected to generate a portion of its funding for its additional future equity investment in AdR through the sale to AdR of the land it had purchased for the Project.

As of June 30, 2020, NSC had paid approximately $3.0 million to acquire rights of way for the aqueduct to be constructed for the Project to deliver water to the Mexico public water system.

On June 29, 2020, AdR received a letter (the “Letter”) from the Director General of CEA and the Director General of CESPT terminating the APP Contract. The reasoning provided in the Letter for the decision to terminate the APP Contract is that the Project (a) is not financially feasible due to increases in the construction, operating and financing costs for the Project in addition to negative changes in economic conditions (e.g. interest rates and currency exchange rates); (b) is not sustainable for CEA and CESPT given its financial unfeasibility; (c) puts pressure to increase the rates charged to customers; (d) would force the Government of the State to cover a deficit of CEA and CESPT, thus preventing the State Government from spending on investment programs or social expenditures; and (e) negatively affects the general interest. The Letter requested that AdR provide an inventory of the assets that currently comprise the “Project Works” (as defined in the APP Contract) for the purpose of acknowledging and paying the non-recoverable expenses made by AdR in connection with the Project, with such reimbursement to be calculated in accordance with the terms of the APP Contract. The applicable law requires this list of non-recoverable expenses made by AdR in connection with the Project be submitted to CEA and CESPT within 20 business days from the date of receipt of the Letter.

AdR initiated an amparo claim before a federal district court in Tijuana, Baja California, to challenge the provision of the applicable law requiring submittal of the list of non-recoverable expenses within the 20 business days term, as AdR considers such term to be unreasonably short due to the magnitude of the Project and the scope of supporting documentation required to be provided with respect to the non-recoverable expenses. AdR obtained an initial provisional  suspension of the lapsing of such 20 day term from the court, and on August 10, 2020 the court made such suspension definitive until the completion of the amparo trial. As such, as of the filing of this report, the 20 day term for filing the list of non-recoverable expenses is suspended.

The Company, AdR and NSC plan to vigorously pursue all legal remedies and courses of action available under the APP Contract and applicable law (including, if necessary, international treaties and agreements) with respect to any rights they may have upon termination of the APP Contract, including the reimbursement of expenses and investments. However, the Company cannot provide any assurances that it will be able to obtain reimbursement for any expenses or investments made with respect to the Project.

The Company, AdR and NSC will terminate the various agreements ancillary to the Project as a result of the termination of the APP Contract unless the State elects to assume such agreements.

As a consequence of the termination of the APP Contract, the rights of way NSC and AdR acquired for the aqueduct no longer have any value due to the loss of their strategic importance derived from their incorporation in the Project. Consequently, the Company recorded an impairment loss of $(3.0 million) for the three months ended June 30, 2020 to write off its investment in these rights of way. The Company also recorded adjustments during the three months ended June 30, 2020 of $2.6 million and $2.2 million to reduce its operating lease right-of-use assets and operating lease liabilities, respectively, due to the planned cancellation (or transfer to the State) of a long-term land lease associated with the Project.

Based upon independent appraisals performed in July 2020, the fair value of the investment in land purchased for the Project exceeded its carrying value of $21.1 million as of June 30, 2020.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting, and other costs relating to Project development activities. Such expenses amounted to approximately $304,000 and $779,000 for the three months ended June 30, 2020 and 2019, respectively, and approximately $762,000 and $1,263,000 for the six months ended June 30, 2020 and 2019, respectively. The assets and liabilities of NSC and AdR included in the Company’s consolidated balance sheets amounted to approximately $23.4 million and $135,000, respectively, as of June 30, 2020 and approximately $29.3 million and $2.9 million, respectively, as of December 31, 2019.

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

In January 2018, EWG initiated an ordinary mercantile claim against the individual shareholder, NSC and CW-Cooperatief, (with AdR being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”). The paragraphs that follow include a description of such litigation, while subparagraphs a) through f) that follow describe certain separate amparo claims, an appeal and an administrative act arising from or relating to such ordinary mercantile claim, all in chronological order. Due to the current global COVID-19 pandemic, most tribunals in Mexico suspended their activities since March, with certain such tribunals restarting activities in August. As such, several resolutions are pending issuance.

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

The Company cannot presently determine what impact the resolution of this litigation may have on its consolidated financial condition, results of operations or cash flows.

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

AdR entered into a lease for land to be used in the Project with an initial effective term of 20-years from the date of full operation of its proposed seawater desalination plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $26,000 every two months. The lease is cancellable by AdR should it ultimately not proceed with the Project. On June 29, 2020, AdR was notified that the APP Contract was terminated. As a result, the Company, AdR and NSC expect to terminate the various agreements ancillary to the Project or to transfer them to the State, including this land lease for the Project. As such, the lease amounts as of June 30, 2020 do not include this lease.

All lease assets denominated in a foreign currency are measured using the exchange rate at the commencement of the lease. All lease liabilities denominated in a foreign currency are remeasured using the exchange rate as of the consolidated balance sheet date.

Effective May 1, 2019, the Company executed a new lease for its office located in the Cayman Islands under terms comparable to the prior lease. This new lease expires April 30, 2024.

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	June 30, 2020	December 31, 2019
ASSETS
Current
Prepaid expenses and other current assets	$317,029	$36,097
Noncurrent
Operating lease right-of-use assets	1,250,157	4,439,212
Total lease right-of-use assets	$1,567,186	$4,475,309

LIABILITIES
Current
Current maturities of operating leases	$628,161	$755,751
Noncurrent
Noncurrent operating leases	930,072	3,836,475
Total lease liabilities	$1,558,233	$4,592,226

Weighted average remaining lease term:
Operating leases	3.2 years	17.8 years

Weighted average discount rate:
Operating leases	4.33%	4.59%

The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs	$242,277	$128,096	$486,169	$349,227
Short-term lease costs	1,402	4,078	5,518	8,035
Total lease costs	$243,679	$132,174	$491,687	$357,262

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$524,315	$490,491

Future lease payments relating to the Company’s operating lease liabilities as of June 30, 2020 were as follows:

Years ending December 31,	Total
Remainder of 2020	$390,600
2021	474,261
2022	342,770
2023	341,579
2024	122,366
Thereafter	—
Total future lease payments	1,671,576
Less: imputed interest	(113,343)
Total lease obligations	1,558,233
Less: current obligations	(628,161)
Noncurrent lease obligations	$930,072

7. Fair value

As of June 30, 2020 and December 31, 2019, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$—	$—	$745,000	$745,000

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$—	$—	$664,000	$664,000

The activity for the Level 3 liability for the six months ended June 30, 2020:

Net liability arising from put/call options
Balance as of December 31, 2019	$664,000
Unrealized loss	81,000
Balance as of June 30, 2020	$745,000

Put/call options are reported at fair value as either assets or liabilities in the condensed consolidated balance sheets. These fair values are calculated using discounted cash flow analysis valuation techniques that incorporate unobservable inputs, such as future cash flows, weighted-average cost of capital and expected future volatility. The inputs to these valuations are considered Level 3 inputs.

8. Contingencies

COVID-19

The worldwide coronavirus (COVID-19) pandemic was formally recognized by the World Health Organization on March 11, 2020. In response to this pandemic, the governments of the countries in which the Company operates - the Cayman Islands, The Bahamas, and the United States - implemented preventative measures to slow the spread of COVID-19, measures which have had profound adverse consequences for the economies of those countries. Tourism, a major economic driver for the Cayman Islands and The Bahamas, has temporarily ceased in those countries due to closing of these countries to air and sea travel. Overall economic activity in the United States has declined precipitously.

As a result of the impact of the COVID-19 pandemic on the economies of the countries in which the Company operates,  the Company has experienced, and could continue to experience, the following adverse effects:

●	decreases in consolidated revenue, cash flows generated from operations, and overall liquidity as compared to comparable prior periods; and
●	a deterioration in the aging of accounts receivable, with a resulting increase in the portion of accounts that ultimately prove to be uncollectible, necessitating an increase in the provisions and allowances for doubtful accounts.

Furthermore, a prolonged extension of the economic downturn created by the COVID-19 pandemic could adversely affect the markets for the Company’s products and services. Such adverse market effects could adversely impact the Company’s expected future cash flows from its four reporting units and could require the Company to record impairment losses to reduce the carrying values of one or more of these reporting units due to a decline in their fair values.

Although the Company cannot presently quantify the future financial impacts of the COVID-19 pandemic, such impacts will likely have a material adverse impact on the Company’s consolidated financial condition, results of operations, and cash flows. Given the uncertainty associated with the resolution of this pandemic, the Company cannot presently determine how long such adverse financial impacts may last.

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2020 and 2019, the Company generated approximately 31% and 38%, respectively, of its consolidated revenue and 44% and 53%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2020 and 2019, the Company generated approximately 33% and 39%, respectively, of its consolidated revenue and 47% and 55%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $19.9 million as of June 30, 2020 and $18.4 million as of December 31, 2019.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of June 30, 2020, the Company had not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

If CW-Bahamas continues to be unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) the Company may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) the Company may be required to provide an allowance for doubtful accounts for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on the Company’s consolidated financial condition, results of operations, and cash flows.

9. Discontinued operations - CW-Belize

On February 14, 2019, the Company completed the sale of its former subsidiary, Consolidated Water (Belize) Limited ("CW-Belize") to Belize Water Services Ltd. (“BWSL”) effective January 1, 2019. After adjustments, the final price for CW-Belize was approximately $7.0 million. Pursuant to the sale and purchase agreement, BWSL initially paid the Company $6.735 million of the purchase price and approximately $265,000 was withheld to cover indemnification obligations of the Company under the agreement. The remaining $265,000 of the purchase price was paid by BWSL in August 2019. As a result of the sale of CW-Belize, the Company realized a gain of $3,621,170, which is reported as gain on sale of discontinued operations in the accompanying consolidated statement of operations for the six months ended June 30, 2019.

10. Impact of recent accounting standards

Adoption of New Accounting Standards:

None.

Effect of newly issued but not yet effective accounting standards:

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements, however the adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

11. Subsequent events

The Company evaluated subsequent events through the time of the filing of this report on Form 10-Q. On August 11, 2020, the Company acquired an additional 10% of PERC for $900,000, raising its ownership interest in this subsidiary to 61%. Other than as disclosed in these condensed consolidated financial statements, the Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its condensed consolidated financial statements.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	tourism and weather conditions in the areas we serve;
●	the impacts of the COVID-19 pandemic;
●	the economic, political and social stability of each country in which we conduct or plan to conduct business;
●	our relationships with the government entities and other customers we serve;
●	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
●	our ability to successfully enter new markets; and
●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our 2019 Annual Report on Form 10-K.

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

Certain of our accounting estimates or assumptions constitute “critical accounting estimates” for us because:

●	the nature of these estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and
●	the impact of the estimates and assumptions on financial condition and results of operations is material.

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

In February 2016, we acquired our initial 51% ownership interest in Aerex. In connection with this acquisition, we recorded goodwill of $8,035,211. Aerex’s actual results of operations for the six months in 2016 following the acquisition fell significantly short of the projected results that were included in the cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Due to this shortfall in Aerex’s results of operations, we tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, we determined that the carrying value of our Aerex goodwill exceeded its fair value and recorded an impairment loss of $(1,750,000) for the three months ended September 30, 2016 to reduce the carrying value of this goodwill to $6,285,211. As part of our annual impairment testing of goodwill performed during the fourth quarter, in 2017 we updated our projections for Aerex’s future cash flows, determined that the carrying value of our Aerex goodwill exceeded its fair value, and recorded an impairment loss of $(1,400,000) for the three months ended December 31, 2017 to further reduce the carrying value of this goodwill to $4,885,211. We may be required to record additional impairment losses to reduce the carrying value of our Aerex goodwill in future periods if Aerex experiences a significant decline in its results of operations.

In February 2019, we sold CW-Belize. As a result of this sale, CW-Belize has been accounted for as discontinued operations in our consolidated financial statements, and bulk segment goodwill of approximately $380,000 as of December 31, 2018 associated with CW-Belize was reclassified to long-term assets of discontinued operations in our consolidated statements of financial condition and included in the calculation of our gain on sale of discontinued operations of $3.6 million for the six months ended June 30, 2019.

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

On June 29, 2020, our Mexico subsidiary, AdR, received a letter from the State of Baja California (the “State”) terminating AdR’s contract with the State involving the construction and operation of a desalination plant in Rosarito California and accompanying aqueduct to deliver the water produced by this plant to the Mexican public water system. As a result of the cancellation of this contract, we recorded an impairment loss of $(3.0 million) for the three months ended June 30, 2020 for rights of way acquired for the contract’s proposed aqueduct. See the following additional discussion of this matter at “RESULTS OF OPERATIONS – Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019 - Material Developments - Mexico”.

Through our former subsidiary, PT Consolidated Water Bali (“CW-Bali”), we built and operated a seawater reverse osmosis plant with a productive capacity of approximately 264,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We recorded operating losses for CW-Bali as the sales volumes for its plant were insufficient to cover its operating costs. In 2017 and 2016 we determined, based upon probability-weighted scenarios for CW-Bali’s future undiscounted cash flows, that the carrying values of CW-Bali’s long-lived assets and our investment in CW-Bali were not recoverable. Consequently, we recorded impairment losses of $(1.6 million) and $(2.0 million), in 2017 and 2016, respectively, to reduce the carrying values of these assets to their fair values.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Material Developments - Mexico

Since 2010 we have pursued, through our Netherlands subsidiary, Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), and our Mexico subsidiary, N.S.C. Agua, S.A. de C.V. (“NSC”), a project (the “Project”) that originally encompassed the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system.

Through a series of transactions that began in 2012, NSC purchased 20.1 hectares of land for approximately $21.1 million on which the proposed Project’s plant was to be constructed.

In November 2015, the State of Baja, California officially commenced the required public tender for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and an aqueduct that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium (the “Consortium”) comprised of NSC, Suez Medio Ambiente México, S.A. de C.V. (“Suez MA”), a subsidiary of SUEZ International, S.A.S., and NuWater S.A.P.I. de C.V. (“Nuwater”) submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of the tender process for the Project.

In August 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”) to pursue completion of the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. NSC initially owned 99.6% of the equity of AdR. In February 2018, NSC acquired the remaining 0.4% ownership in AdR from NuWater.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, the Comisión Estatal del Agua de Baja California (“CEA”), the Government of Baja California as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract required AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase was to be operational within 36 months of commencing construction and the second phase was to be operational by July 2024. The APP Contract further required AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, ownership of the plant and aqueduct would have been transferred to CEA.

Both the exchange rate for the Mexican peso relative to the dollar and general macroeconomic conditions in Mexico varied since the execution of the APP Contract. These changes adversely impacted the estimated construction, operating and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the consideration (i.e. water tariff) under the APP Contract in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to CEA requesting the definition of the mechanism required by the APP Contract to update the consideration under the APP Contract for changes in foreign exchange rates, lending rates and certain laws which have impacted the Project. On June 1, 2018, AdR and CEA executed an amendment to the APP Contract which, among other things, increased the scope of Phase 1 of the Project by including the aqueduct originally designated for Phase 2, and addressed AdR’s concerns regarding the impact on the Project for changes in the exchange rate for the peso relative to the dollar and changes in interest rates that have occurred subsequent to the submission of the Consortium’s bid for the Project. As a result of this amendment to the APP Contract, the final cost of Phase 1 and the related consideration to be charged by AdR under the APP Contract was to be determined based upon the bid submitted by the Consortium, the changes set forth in the amendment to the APP Contract and the economic conditions (e.g. interest rates and currency exchange rates) in effect on the financial closing date for Phase 1.

In February 2018, AdR executed a subscription agreement (the “Subscription Agreement”) for the equity funding required for the Project. The Subscription Agreement called for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, would acquire a minimum of 55% of the equity of AdR. The Subscription Agreement also provided Suez MA with the option to purchase 20% of the equity of AdR. If Suez MA did not exercise this option, NSC would retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Subscription Agreement became effective when the additional conditions precedent related to the Project were met. The aggregate funding to be provided by AdR’s shareholders for the Project, in the form of equity and subordinated shareholder loans, was estimated at approximately 20% of the total cost of Phase 1 of the Project. This Subscription Agreement was scheduled to expire on September 30, 2020. NSC expected to generate a portion of its additional future equity investment in AdR through the sale to AdR of the land it had purchased for the Project.

As of June 30, 2020, NSC had paid approximately $3.0 million to acquire rights of way for the aqueduct to be constructed for the Project to deliver water to the Mexico public water system.

On June 29, 2020, AdR received a letter (the “Letter”) from the Director General of CEA and the Director General of CESPT terminating the APP Contract. The reasoning provided in the Letter for the decision to terminate the APP Contract is that the Project (a) is not financially feasible due to increases in the construction, operating and financing costs for the Project in addition to negative changes in economic conditions (e.g. interest rates and currency exchange rates); (b) is not sustainable for CEA and CESPT given its financial unfeasibility; (c) puts pressure to increase the rates charged to customers; (d) would force the Government of the State to cover a deficit of CEA and CESPT, thus preventing the State Government from spending on investment programs or social expenditures; and (e) negatively affects the general interest. The Letter requested that AdR provide an inventory of the assets that currently comprise the “Project Works” (as defined in the APP Contract) for the purpose of acknowledging and paying the non-recoverable expenses made by AdR in connection with the Project, with such reimbursement to be calculated in accordance with the terms of the APP Contract. The applicable law requires this list of non-recoverable expenses made by AdR in connection with the Project be submitted to CEA and CESPT within 20 business days from the date of receipt of the Letter.

AdR initiated an amparo claim before a federal district court in Tijuana, Baja California, to challenge the provision of the applicable law requiring submittal of the list of non-recoverable expenses within the 20 business days term, as AdR considers such term to be unreasonably short due to the magnitude of the Project and the scope of supporting documentation required to be provided with respect to the non-recoverable expenses. AdR obtained an initial provisional  suspension of the lapsing of such 20 day term from the court, and on August 10, 2020 the court made such suspension definitive until the completion of the amparo trial. As such, as of the filing of this report, the 20 day term for filing the list of non-recoverable expenses is suspended.

We plan to vigorously pursue all legal remedies and courses of action available under the APP Contract and applicable law (including, if necessary, international treaties and agreements) with respect to any rights they may have upon termination of the APP Contract, including the reimbursement of expenses and investments. However, we cannot provide any assurances that we will be able to obtain reimbursement for any expenses or investments made with respect to the Project.

AdR and NSC will terminate the various agreements ancillary to the Project as a result of the termination of the APP Contract unless the State elects to assume such agreements.

As a consequence of the termination of the APP Contract, the rights of way NSC and AdR acquired for the aqueduct no longer have any value due to the loss of their strategic importance derived from their incorporation in the Project. Consequently, we recorded an impairment loss of $(3.0 million) for the three months ended June 30, 2020 for our services segment to write off its investment in these rights of way. We also recorded adjustments during the three months ended June 30, 2020 of $2.6 million and $2.2 million for our services segment to reduce our operating lease right-of-use assets and operating lease liabilities, respectively, due to the planned cancellation (or transfer to the State) of a long-term land lease associated with the Project.

Based upon independent appraisals performed in July 2020, the fair value of the investment in land purchased for the Project exceeded its carrying value of $21.1 million as of June 30, 2020.

Included in the results of operations for our services segment are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $304,000 and $779,000 for the three months ended June 30, 2020 and 2019, respectively, and approximately $762,000 and $1,263,000 for the six months ended June 30, 2020 and 2019, respectively. The assets and liabilities of NSC and AdR included four our services segment in our consolidated balance sheets amounted to approximately $23.4 million and $135,000, respectively, as of June 30, 2020 and approximately $29.3 million and $2.9 million, respectively, as of December 31, 2019.

Consolidated Results

Net loss from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2020 was $(1,127,842) and $(0.07) per share on a fully diluted basis, as compared to net income from continuing operations of $2,476,262 and $0.16 per share on a fully diluted basis for 2019.

Total revenue for 2020 increased to $19,087,247 from $18,305,260 in 2019, as a result of the addition of PERC’s revenue to our services segment, as the revenue for our other three segments decreased from 2019. Gross profit for 2020 was $7,303,143 (38% of total revenue) as compared to $7,552,749 (41% of total revenue) for 2019. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis decreased to $4,861,028 for 2020 as compared to $4,994,992 for 2019. Additional expenses of approximately $729,000 for 2020 attributable to PERC were offset by a decrease in the development expenses incurred for our Mexico project of $475,491, a decrease of $125,000 in amortization expenses due to the completion of the amortization of certain intangible assets recorded in connection with the Aerex acquisition, and decreases in various other G&A expenses.

As previously discussed, on June 29, 2020 our Mexico subsidiary, AdR, received a letter from the State terminating AdR’s contract with the State involving the construction and operation of a desalination plant in Rosarito California and accompanying aqueduct to deliver the water produced by this plant to the Mexican public water system. As a result of the cancellation of this contract, we recorded an impairment loss of $(3.0 million) in 2020 for rights of way acquired for the contract’s proposed aqueduct. In June 2019, we completed the sales of our CW-Bali assets and its stock for $365,000 and $25,000, respectively. Such sales generated primarily all of the $397,301 gain on asset dispositions for 2019.

We incurred other expense, net of $(155,115) in 2020 as compared to generating other income, net of $50,333 in 2019.  The principal reason for the decline in this component of our statements of income (loss) was an increase of approximately $344,000 in the foreign currency translation losses recorded for our Mexico subsidiaries.

The COVID-19 pandemic had a material adverse impact on our consolidated results of operations for the three months ended June 30, 2020, and we believe the COVID-19 pandemic will continue to adversely impact our results of operations in future periods. See further discussion herein and at “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies – COVID-19.”

Results by Segment

Retail Segment:

The retail segment incurred a loss from operations of $(69,983) for 2020 while contributing $992,637 to our income from operations for 2019.

Revenue generated by our retail water operations decreased to $5,966,296 in 2020 from $6,983,515 in 2019 due to a 16% decrease in the volume of water sold. This sales volume decrease is due to the temporary cessation of tourism on Grand Cayman resulting from the closing of all Cayman Islands airports and seaports in March 2020 in response to the COVID-19 pandemic.

Retail segment gross profit decreased to $3,196,799 (54% of retail revenue) for 2020 from $4,000,757 (57% of retail revenue) for 2019 as a result of revenue decline.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained relatively consistent at $3,266,782 for 2020 as compared to $3,405,421 for 2019.

In June 2019, we completed the sales of our CW-Bali assets and its stock for $365,000 and $25,000, respectively. Such sales generated primarily all of the $397,301 gain on asset dispositions for 2019.

Bulk Segment:

The bulk segment contributed $1,663,988 and $1,827,958 to our income from operations for 2020 and 2019, respectively.

Bulk segment revenue was $5,866,397 and $6,941,051 for 2020 and 2019, respectively. OC-Cayman experienced a decline in revenue of approximately $505,000 for 2020 as a result of the new contract (at a lower rate) with the Water Authority-Cayman (the “WAC”) for water supplied from the North Side Water Works plant, which commenced in July 2019. CW-Bahamas’ revenue dropped approximately $570,000 for 2020 due to lower energy costs, which correspondingly decreased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $1,925,088 (33% of bulk revenue) and $2,172,929 (31% of bulk revenue) for 2020 and 2019, respectively. Gross profit in dollars decreased in 2020 as compared to 2019 principally due to the lower margins earned on OC-Cayman’s new contracts (as compared to its previous contracts) with the WAC.

Bulk segment G&A expenses remained relatively consistent at $261,100 for 2020 as compared to $344,971 for 2019.

Services Segment:

The services segment incurred losses from operations of $(3,200,698) and $(734,184) for 2020 and 2019, respectively.

Services segment revenue increased to $3,476,000 for 2020 from $90,792 for 2019 due to the addition of $3,373,429 in revenue from PERC as a result of our acquisition of 51% of this company in late October 2019.

Gross profit for the services segment improved to $844,487 (24% of services revenue) in 2020 as a result of the addition of PERC. The services segment generated a gross profit of $45,698 (50% of services revenue) for 2019.

G&A expenses for the services segment increased to $1,014,765 for 2020 as compared to $779,882 for 2019 due to the addition in 2020 of PERC’s G&A expenses of approximately $729,000. A decrease in the development expenses incurred for our Mexico project of $475,491 in 2020 served to partially offset the incremental G&A expenses from PERC.

As previously discussed, on June 29, 2020 our Mexico subsidiary, AdR, received a letter from the State terminating AdR’s contract with the State involving the construction and operation of a desalination plant in Rosarito California and accompanying aqueduct to deliver the water produced by this plant to the Mexican public water system. As a result of the cancellation of this contract, we recorded an impairment loss of $(3.0 million) for our services segment in 2020 for rights of way acquired for the contract’s proposed aqueduct.

Manufacturing Segment:

The manufacturing segment contributed $1,018,388 to our income from operations in 2020 as compared to $868,647 in 2019.

Manufacturing revenue was $3,778,554 and $4,289,902 for 2020 and 2019, respectively. Manufacturing revenue declined from 2019 to 2020 due to a decrease in the number of active projects.

Manufacturing gross profit was $1,336,769 (35% of manufacturing revenue) and $1,333,365 (31% of manufacturing revenue) for 2020 and 2019, respectively. The increase in manufacturing gross profit as a percentage of revenue stems from a mix of higher margin projects.

G&A expenses for the manufacturing segment dropped to $318,381 for 2020 as compared to $464,718 for 2019 as a result of a decrease of $125,000 in amortization expenses due to the completion of the amortization of certain intangible assets recorded in connection with the Aerex acquisition.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

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

We generated other income, net of $14,229 in 2020 as compared to other income, net of $310,423 in 2019.  The principal reason for the decline in this component of our statements of income (loss) was an increase of approximately $209,000 in the foreign currency translation losses recorded for our Mexico subsidiaries.

The following discussion and analysis of our Consolidated Results and Results by Segment refers only to our continuing operations.

Consolidated Results

The net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2020 was $1,760,765 ($0.12 per share on a fully diluted basis). The net income from operations attributable to Consolidated Water Co. Ltd. shareholders was $5,041,523 ($0.33 per share on a fully diluted basis) for 2019.

Total revenue for 2020 increased to $39,812,968 from $35,293,784 in 2019, as a result of the addition of PERC’s revenue to our services segment and, to a lesser extent, the performance of our manufacturing segment. Gross profit for 2020 was $15,743,464 (40% of total revenue) as compared to $14,515,052 (41% of total revenue) for 2019. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

G&A expenses on a consolidated basis increased to $10,014,785 for 2020 as compared to $9,373,026 for 2019 due to the addition in 2020 of PERC’s G&A expenses of approximately $1,418,000. A decrease in the development expenses incurred for our Mexico project of approximately $502,000 in 2020 served to partially offset the incremental G&A expenses from PERC.

As previously discussed, on June 29, 2020 our Mexico subsidiary, AdR, received a letter from the State terminating AdR’s contract with the State involving the construction and operation of a desalination plant in Rosarito California and accompanying aqueduct to deliver the water produced by this plant to the Mexican public water system. As a result of the cancellation of this contract, we recorded an impairment loss of $(3.0 million) in 2020 for rights of way acquired for the contract’s proposed aqueduct.

In June 2019, we completed the sales of our CW-Bali assets and its stock for $365,000 and $25,000, respectively. Such sales generated most of the $441,070 gain on asset dispositions for 2019.

The COVID-19 pandemic had a material adverse impact on our consolidated results of operations for the six months ended June 30, 2020, and we believe the COVID-19 pandemic will continue to adversely impact our results of operations in future periods. See further discussion herein and at “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies – COVID-19.”

Results by Segment

Retail Segment:

The retail segment contributed $826,990 and $1,733,684 to our income from operations for 2020 and 2019, respectively.

Revenue generated by our retail water operations decreased to $13,223,728 in 2020 from $13,670,175 in 2019 due to a 3% decrease in the volume of water sold. This sales volume decrease is due to the temporary cessation of tourism on Grand Cayman resulting from the closing of all Cayman Islands airports and seaports in March 2020 in response to the COVID-19 pandemic.

Retail segment gross profit decreased to $7,467,611 (56% of retail revenue) for 2020 from $7,861,813 (58% of retail revenue) for 2019 principally as a result of the drop in revenue.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained relatively consistent at $6,640,621 for 2020 as compared to $6,522,699 for 2019.

In June 2019, we completed the sales of our CW-Bali assets and its stock for $365,000 and $25,000, respectively. Such sales generated primarily all of the $394,570 gain on asset dispositions for 2019.

Bulk Segment:

The bulk segment contributed $3,247,846 and $3,769,768 to our income from operations for 2020 and 2019, respectively.

Bulk segment revenue was $12,306,681 and $14,052,364 for 2020 and 2019, respectively. OC-Cayman experienced a decline in revenue of approximately $1.3 million for 2020 as a result of the two new contracts (at lower rates) with the Water Authority-Cayman (the “WAC”) for water supplied from (1) the Red Gate and North Sound plants which commenced in February 2019 and (2) the North Side Water Works plant, which commenced in July 2019. CW-Bahamas’ revenue dropped approximately $448,000 for 2020 due to lower energy costs, which correspondingly decreased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $3,800,792 (31% of bulk revenue) and $4,329,651 (31% of bulk revenue) for 2020 and 2019, respectively. Gross profit in dollars decreased in 2020 as compared to 2019 due to repairs and maintenance expenses for CW-Bahamas for 2020 that exceeded those incurred in 2019 and lower margins earned by OC-Cayman on its new contracts (as compared to its previous contracts) with the WAC.

Bulk segment G&A expenses remained relatively consistent at $553,146 for 2020 as compared to $606,383 for 2019.

Services Segment:

The services segment incurred losses from operations of $(3,490,963) and $(1,241,411) for 2020 and 2019, respectively.

Services segment revenue increased to $6,590,813 for 2020 from $191,369 for 2019 due to the addition of $6,374,502 in revenue from PERC as a result of our acquisition of 51% of this company in late October 2019.

Gross profit for the services segment improved to $1,685,780 (26% of services revenue) in 2020 as a result of the addition of PERC. The services segment generated a gross profit of $24,356 (13% of services revenue) for 2019.

G&A expenses for the services segment increased to $2,145,903 for 2020 as compared to $1,265,767 for 2019 due to the addition of PERC.

As previously discussed, on June 29, 2020 our Mexico subsidiary, AdR, received a letter from the State terminating AdR’s contract with the State involving the construction and operation of a desalination plant in Rosarito California and accompanying aqueduct to deliver the water produced by this plant to the Mexican public water system. As a result of the cancellation of this contract, we recorded an impairment loss of $(3.0 million) for our services segment in 2020 for rights of way acquired for the contract’s proposed aqueduct.

Manufacturing Segment:

The manufacturing segment contributed $2,114,166 to our income from operations in 2020 as compared to $1,321,055 in 2019.

Manufacturing revenue was $7,691,746 and $7,379,876 for 2020 and 2019, respectively. Manufacturing revenue increased from 2019 to 2020 due to an increase in project production activity.

Manufacturing gross profit was $2,789,281 (36% of manufacturing revenue) and $2,299,232 (31% of manufacturing revenue) for 2020 and 2019, respectively. The increase in manufacturing gross profit in dollars and as a percentage of revenue stems from a mix of higher margin projects, coupled with overall higher production activity that led to improved plant efficiency.

G&A expenses for the manufacturing segment dropped by $303,062 to $675,115 for 2020 as compared to $978,177 for 2019 as a result of a decrease of approximately $264,000 in the amortization expenses due to the completion of the amortization of certain intangible assets recorded in connection with the Aerex acquisition.

FINANCIAL CONDITION

The significant changes in the components of our consolidated balance sheet as of June 30, 2020 as compared to December 31, 2019 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable increased by approximately $3.6 million. This net increase reflects an increase in Aerex’s accounts receivable of approximately $1.8 million due to an extension of invoice due dates (unrelated to the COVID-19 pandemic) for Aerex’s largest customer, approximately $557,000 in incremental accounts receivable arising from the addition of PERC, and an increase in CW-Bahamas’ accounts receivable of approximately $1.5 million.

Current inventory increased by approximately $1.8 million primarily as a result of raw materials purchased to support Aerex’s increased production activity.

Construction in progress decreased by approximately $936,000 primarily due to the completion of the renovation of the North Side Water Works plant on Grand Cayman.

On June 29, 2020, AdR was notified that its contract with the State for the construction and operation of a desalination plant and aqueduct had been terminated by the State. Land and rights of way held by the Company decreased by approximately $(3.0 million) due to an impairment loss recorded for the rights of way acquired for the contract’s proposed aqueduct. Operating lease right-of-use assets and noncurrent operating leases liabilities decreased by $2.9 million and $3.0 million respectively, due to the expected termination (or transfer to the State) of a land lease for the contract’s proposed desalination plant.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the balance of 2020 include capital expenditures for our existing operations of approximately $1.0 million and approximately $1.3 million for dividends payable. Our liquidity requirements may also include future quarterly dividends if such dividends are declared by our Board. Our dividend payments amounted to approximately $2.6 million for the six months ended June 30, 2020 and approximately $5.1 million for the year ended December 31, 2019.

As of June 30, 2020, we had cash and cash equivalents of $35.0 million and working capital of $62.8 million. With the possible exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $19.9 million as of June 30, 2020 and $18.4 million as of December 31, 2019. Approximately 79% of the June 30, 2020 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary. As of July 31, 2020, CW-Bahamas’ accounts receivable from the WSC totaled approximately $17.8 million.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of June 30, 2020, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

We believe the delays we have experienced in collecting CW-Bahamas’ receivables were extended due to the impact of Hurricane Dorian, which devastated the northern Bahamas in September 2019 and the severe economic impact of the COVID-19 pandemic on The Bahamas government’s revenue sources.

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

Discussion of Cash Flows for the Six Months Ended June 30, 2020

Our cash and cash equivalents decreased to $34,956,328 as of June 30, 2020 from $42,902,669 as of December 31, 2019.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $3,843,490. This net cash reflects net income generated for the six months ended June 30, 2020 of $2,301,917 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $3,716,442, an impairment loss of $(3,035,625) for investments in rights of ways, an increase in accounts receivable of $3,709,644 and an increase in inventory of 2,065,424 (primarily in the manufacturing segment).

Cash Flows from Investing Activities

Net cash used by our investing activities was $9,210,373. In January 2020, we acquired the remaining 49% ownership in Aerex for $8,500,000 in cash. Additions to property, plant and equipment and construction in progress used $710,823 in cash.

Cash Flows from Financing Activities

Net cash used by our financing activities was $2,579,458, almost all of which related to the payment of dividends.

Material Commitments, Expenditures and Contingencies

COVID-19

The worldwide coronavirus (COVID-19) pandemic, which was formally recognized by the World Health Organization on March 11, 2020, has had a profound negative impact on the economies of the countries in which we operate. Consequently, the COVID-19 pandemic has had, and will continue to have, a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

A discussion of the current effects of the COVID-19 pandemic on each of our operating subsidiaries is provided in the following paragraphs. However, as the worldwide impact of COVID-19 continues to develop and expand, its future effects on our company could differ materially from the information we are providing herein.

Cayman Water

As preventative measures to combat the possible spread of COVID-19, the Cabinet of the Cayman Islands (“the Cabinet”) closed all Cayman Islands sea ports to international passenger arrivals effective March 13, 2020; and closed all Cayman Islands airports to international passenger arrivals effective March 22, 2020. Effective March 28, 2020, the Cabinet and Cayman Islands law enforcement enacted various ‘stay-at-home’ regulations and curfews, which closed all businesses not deemed essential by the government and required citizens to stay at home unless they were purchasing necessities or engaged in an essential errand. In May 2020, the Cabinet started the phased relaxation of the shelter-in-place regulations and has subsequently designated October 1, 2020 as the planned date for the phased reopening of the Cayman Islands’ to air travel for those travelers that provide evidence of a negative COVID-19 test performed within three days prior to arrival in the Cayman Islands and agree to remain in quarantine for five days after arrival. No date has yet been set for the planned reopening of the Cayman Islands’ seaports.

As a result of these measures taken by the Cayman Islands government, tourism in the Cayman Islands has temporarily ceased and economic activity on Grand Cayman has slowed dramatically. The preventative measures taken by the Cayman Islands government in response to the COVID-19 pandemic did not commence until the latter half of March 2020 and thus affected our retail sales volumes for only the latter half of the six months ended June 30, 2020. Consequently, our retail sales volume for the six months ended June 30, 2020 declined by only 3% from the same six month period in 2019. However, the retail sales volume for the three months ended June 30, 2020 was 16% less than that for the three months ended June 30, 2019. We expect that our retail segment revenue and cash flows will continue to be materially adversely impacted until such time as tourism and the economy in the Cayman Islands fully recover from the impact and effects of the COVID-19 pandemic.

During the previous quarter, the Cayman Islands government requested Cayman Water to temporarily suspend all disconnections for non-payment of its water services to ensure that all residents continued to have access to potable water during the COVID-19 pandemic, and to give customers that experienced financial hardship additional time to make their payments. We complied with this request. We temporarily closed our customer service office on March 30, 2020 to comply with the government’s shelter-in-place regulations and consequently our customers could not pay their bills by visiting our office until it reopened in June 2020. Postal service on Grand Cayman was suspended from late March through April 2020, which prevented us from invoicing our customers in the customary manner and we were required to employ alternative methods (including electronic mail and phone text messaging) to deliver our retail water invoices to our customers. The closure of the post office also inhibited our customers from paying us as they could not mail their payments. As as result of these circumstances, Cayman Water’s total balance of delinquent accounts receivable as of June 30, 2020 increased from historical norms and from March 30, 2020, and consequently we recorded a provision for doubtful accounts of $80,000 for the three months ended June 30, 2020 for uncollectible accounts receivable. In July 2020, Cayman Water reinstituted its disconnection policy, but we expect to agree to payment plans with those delinquent customers we consider credit worthy in lieu of disconnecting their service.

Cayman Water’s operations have been designated as essential services by the Cayman Islands government. Presently, the day-to-day operations of Cayman Water’s water production facilities and distribution network have not been materially impeded by the COVID-19 pandemic – we continue to produce and supply water to meet the demand for water in our retail license area. We believe Cayman Water has adequate spare parts and supplies in stock to continue normal operations for the remainder of 2020.

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

Rainfall during the first three months of 2020 on Grand Cayman was significantly less than the 30-year average and the same three months of 2019. As a result of the lower rainfall, the volume of water provided by OC-Cayman to the WAC in for the first three months of the six months ended June 30, 2020 exceeded that provided for the comparable period in 2019 by 12%. However the amount of water provided by OC-Cayman to the WAC for the three months ended June 30, 2020 was 3% less than that provided for the three months ended June 30, 2019. We cannot presently determine to what extent OC-Cayman’s future revenue will be impacted by the COVID-19 pandemic.

OC-Cayman’s operations have been designated as essential services by the Cayman Islands government. Presently, OC-Cayman’s day-to-day operations have not been materially impeded by the COVID-19 pandemic – we continue to produce and supply water to meet the requirements of our two water supply agreements with the WAC. We believe OC-Cayman has adequate spare parts and supplies in stock to continue normal operations for the remainder of 2020.

CW-Bahamas

The government of The Bahamas enacted Emergency Powers Regulations which became effective March 18, 2020 in an effort to combat the spread of COVID-19. These regulations closed all businesses not deemed essential by the government, encouraged the employees of non-essential businesses to work remotely and imposed 24 hour shelter-in-place curfew on all residents of The Bahamas other than those engaged in essential or pre-approved activities. On March 24, 2020, the government banned all international travel to The Bahamas by closing all airports and seaports. As a result of these measures taken by The Bahamas government, tourism on New Providence Island, where CW-Bahamas operates, has temporarily ceased and economic activity in The Bahamas has slowed dramatically. In May 2020, the Bahamian government relaxed some of the shelter-in-place regulations but has since reinstated shelter-in-place regulations effective August 4, 2020 through at least August 19, 2020. The Bahamian government has yet to set a date for the reopening of The Bahamas to cruise ship arrivals. In July 2020, the government of The Bahamas enacted a limited reopening of The Bahamas to air travel but increased travel restrictions again shortly thereafter due to an increase in COVID-19 cases. Presently, individuals that wish to travel to The Bahamas must submit to a mandatory 14 day quarantine upon arrival to The Bahamas and must take a COVID-19 test at the end of the quarantine period.

CW-Bahamas sells the water produced by its plants on a bulk basis to the WSC, which in turn provides water to the residences, businesses, and other end users on New Providence. Under the terms of each of its water supply agreements with the WSC, CW-Bahamas charges the WSC a fixed monthly amount, an amount each month that is based upon the amount of water supplied during the month, and pass-through energy charges, therefore CW-Bahamas’ revenue is impacted by changes in water demand and energy prices. To date, the volume of water CW-Bahamas sells to the WSC has not been adversely impacted by the COVID-19 pandemic despite the downturn in economic activity on New Providence that began in April 2020 stemming from the preventative measures taken by the government in March 2020. However, we believe that at some point in the coming months, if the current economic conditions in The Bahamas do not improve, CW-Bahamas could experience a decrease in the demand for its water, with a resulting decline in its revenue. In addition, the adverse impact of the COVID-19 pandemic on The Bahamas government’s revenue sources may further delay the collection of CW-Bahamas’ delinquent accounts receivable from the WSC.

CW-Bahamas’ operations have been designated as essential services by the government of The Bahamas. Presently, CW-Bahamas’ day-to-day operations have not been materially impeded by the COVID-19 pandemic – we continue to produce and supply water to meet the requirements of our two water agreements with the WSC. We believe CW-Bahamas has sufficient spare parts and consumables inventories to continue normal operations for the remainder of 2020.

Aerex

Presently, the COVID-19 pandemic has not materially impeded Aerex’s day-to-day operations.

One specific product generated approximately 86% and 68% of Aerex’s sales for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. Aerex relies on one raw material supplier for the major component used in the manufacture of this product. Due to its relatively high cost and supplier manufacturing constraints, Aerex receives shipments of this component in increments based upon its production schedule. Shipments from the supplier of this component have at times fallen behind since the advent of the COVID-19 pandemic. Any disruption in the supply chain for this component or for the other raw materials used by Aerex due to the COVID-19 pandemic (or other reasons) could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Aerex presently has 15 plant employees. Should a number of these employees become ill or be required to enter quarantine as a result of COVID-19, Aerex could be required to reduce or cease its manufacturing activities, which could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

PERC

PERC’s operations are considered essential services by the State of California. Presently, the COVID-19 pandemic has not materially impeded PERC’s day-to-day operations.

Approximately 71% of PERC’s revenue of $6.4 million for the six months ended June 30, 2020 was generated in California under contracts with government entities. The State of California has publicly acknowledged its on-going financial difficulties as a result of the COVID-19 pandemic, and such difficulties presently, or could in the future, extend to the various counties, municipalities and other government-related entities in California, including PERC’s customers, which could adversely impact PERC’s revenue and the collection of its accounts receivable.

PERC employs state-certified water and wastewater operators to operate various water treatment facilties in California and Arizona. Should a number of these employees become ill or be required to enter quarantine as a result of COVID-19, PERC could have difficulty meeting its contractual and statutory obligations for operating these water treatment facilities, which could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2020 and 2019, we generated approximately 31% and 38%, respectively, of our consolidated revenue and 44% and 53%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2020 and 2019, we generated approximately 33% and 39%, respectively, of our consolidated revenue and 47% and 55%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

Adoption of New Accounting Standards:

None.

Effect of newly issued but not yet effective accounting standards:

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating the impact of the new guidance on our consolidated financial statements, however the adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

Dividends

●	On January 31, 2020, we paid a dividend of $0.085 to shareholders of record on January 2, 2020.
●	On April 30, 2020, we paid a dividend of $0.085 to shareholders of record on April 1, 2020.
●	On May 20, 2020, our Board declared a dividend of $0.085 payable on July 31, 2020 to shareholders of record on July 1, 2020.

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

In January 2018, EWG initiated an ordinary mercantile claim against the individual shareholder, NSC and CW-Cooperatief, (with AdR being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”). The paragraphs that follow include a description of such litigation, while subparagraphs a) through f) that follow describe certain separate amparo claims, an appeal and an administrative act arising from or relating to such ordinary mercantile claim, all in chronological order. Due to the current global COVID-19 pandemic, most tribunals in Mexico suspended their activities since March, with certain such tribunals restarting activities in August. As such, several resolutions are pending issuance.

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

- - - -

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

We cannot presently determine what impact the resolution of this litigation may ultimately have on our consolidated financial condition, results of operations or cash flows.

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

The COVID-19 pandemic will likely continue to have a material adverse impact on our financial performance and financial condition in the future, to an extent and for a period of time that cannot presently be determined.

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

As a result of the impact of the COVID-19 pandemic on the economies of the countries in which we operate, we have experienced, and will continue to experience, the following adverse effects:

●	decreases in our consolidated revenue, cash flows generated from operations, and overall liquidity as compared to comparable prior periods; and
●	a deterioration in the aging of our accounts receivable, with a resulting increase in the portion of our accounts that ultimately prove to be uncollectible, necessitating an increase in our provisions and allowances for doubtful accounts.

Furthermore, the economic downturn created by the COVID-19 pandemic is adversely impacting the markets for our products and services. Such adverse market impacts, should they continue for a prolonged period of time, could require us to reassess its expected future cash flows from our four reporting units and could require us to record impairment losses to reduce the carrying values of one or more of these reporting units due to a decline in their fair values.

Although we cannot presently quantify the future financial impacts of the COVID-19 pandemic on our company, we believe such impacts will likely continue to have a material adverse impact on our consolidated financial condition, results of operations, and cash flows. Given the uncertainty associated with the resolution of this pandemic, we cannot presently determine how long such adverse financial impacts may last.

Our exclusive license to provide water to retail customers in the Cayman Islands has not been expressly extended and we are presently unable to predict the outcome of our on-going negotiations relating to this license.

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2020 and 2019, we generated approximately 31% and 38%, respectively, of our consolidated revenue and 44% and 53%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2020 and 2019, we generated approximately 33% and 39%, respectively, of our consolidated revenue and 47% and 55%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $19.9 million as of June 30, 2020 and $18.4 million as of December 31, 2019. Approximately 79% of the June 30, 2020 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of June 30, 2020, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

We believe the delays we have experienced in collecting CW-Bahamas’ receivables may be further extended by the impact of the COVID-19 pandemic on the economy of The Bahamas.

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

Most of our services segment revenue is generated under short term contracts. An inability to obtain extensions of these contracts or to obtain new contracts to replace the revenue that is lost from contracts that are not extended could adversely impact our financial results.

PERC, our principal services segment subsidiary, generates most of its revenue from contracts (“O&M contracts”) to operate and maintain water treatment and reuse facilities owned by third parties. For the three and six months ended June 30, 2020, we generated revenue of approximately $2.5 million and $4.1 million, respectively, under these O&M contracts. PERC’s O&M contracts have terms ranging from one to five years, with varying renewal options exercisable solely at the discretion of the customer. Approximately 21% of PERC’s revenue for the six months ended June 30, 2020 was generated under O&M contracts that expire at various dates through July 31, 2021. If we are unable to obtain extensions of these expiring O&M contracts, or are unable to replace the revenue lost from contracts that expire with revenue from new O&M contracts, our consolidated financial condition, results of operations, and cash flows could be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2020, we issued 6,123 shares of preferred stock to 80 employees for services rendered. The issuance of the preferred stock to 69 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 as amended (the “Securities Act”), because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). The issuance to 11 employees who are US persons was exempt under Section 4(a)(2) of the Securities Act.

In June 2020, we also issued 363 shares of preferred stock to three employees for cash at a price of $12.17 per share. The issuance of the preferred stock to two of the employees was exempt from registration under Regulation S promulgated under the Securities Act because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). One employee is a US person and the issuance of such shares to him was exempt under Section 4(a)(2) of the Securities Act. The US person is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through the employee's business relationship with us, to information about us.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: August 14, 2020