Form 10-Q
period 2020-09-30
Consolidated Water Co. Ltd.
filed 2020-11-16
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, 15,122,975 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$38,179,414	$42,071,083
Accounts receivable, net	24,411,328	23,229,689
Inventory	3,770,351	3,287,555
Prepaid expenses and other current assets	2,967,605	1,559,448
Costs and estimated earnings in excess of billings	1,188,875	1,675,781
Current assets of discontinued operations	1,052,091	1,619,056
Total current assets	71,569,664	73,442,612
Property, plant and equipment, net	59,056,778	61,238,752
Construction in progress	473,507	1,335,597
Inventory, noncurrent	4,657,418	4,404,378
Investment in OC-BVI	1,698,214	1,903,602
Goodwill	13,325,013	13,325,013
Intangible assets, net	4,360,833	5,040,000
Operating lease right-of-use assets	1,414,736	1,811,516
Other assets	1,916,123	2,120,708
Long-term assets of discontinued operations	21,995,648	27,669,966
Total assets	$180,467,934	$192,292,144

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$3,083,762	$3,560,971
Accrued compensation	1,835,594	1,821,395
Dividends payable	1,298,311	1,292,187
Current maturities of operating leases	545,364	688,540
Current portion of long-term debt	42,211	17,753
Billings in excess of costs and estimated earnings	818,765	614,386
Current liabilities of discontinued operations	98,891	178,382
Total current liabilities	7,722,898	8,173,614
Long-term debt, noncurrent	136,106	61,146
Deferred tax liabilities	1,364,393	1,529,035
Noncurrent operating leases	1,071,831	1,156,543
Net liability arising from put/call options	706,000	664,000
Other liabilities	75,000	75,000
Long-term liabilities of discontinued operations	8,842	2,679,932
Total liabilities	11,085,070	14,339,270
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 33,059 and 33,751 shares, respectively	19,835	20,251
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,122,049 and 15,049,608 shares, respectively	9,073,230	9,029,765
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	86,590,057	88,356,509
Retained earnings	65,683,955	66,352,733
Total Consolidated Water Co. Ltd. stockholders' equity	161,367,077	163,759,258
Non-controlling interests	8,015,787	14,193,616
Total equity	169,382,864	177,952,874
Total liabilities and equity	$180,467,934	$192,292,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue	$17,666,257	$15,889,239	$57,479,225	$51,183,023
Total cost of revenue	11,450,621	9,180,259	35,520,125	29,958,991
Gross profit	6,215,636	6,708,980	21,959,100	21,224,032
General and administrative expenses	4,810,016	4,279,972	14,062,938	12,389,547
Gain (loss) on asset dispositions and impairments, net	(984)	7,018	4,001	448,088
Income from operations	1,404,636	2,436,026	7,900,163	9,282,573

Other income (expense):
Interest income	164,761	154,175	411,020	444,827
Interest expense	(2,069)	(19)	(7,413)	(19)
Profit-sharing income from OC-BVI	6,075	2,025	30,375	10,125
Equity in the earnings of OC-BVI	22,411	38,174	82,387	26,686
Net unrealized gain (loss) on put/call options	39,000	—	(42,000)	(24,000)
Other	15,314	22,541	59,341	60,412
Other income, net	245,492	216,896	533,710	518,031
Income before income taxes	1,650,128	2,652,922	8,433,873	9,800,604
Provision (benefit) for income taxes	(263,165)	(40,075)	147,186	73,117
Net income from continuing operations	1,913,293	2,692,997	8,286,687	9,727,487
Income from continuing operations attributable to non-controlling interests	101,137	433,235	642,289	1,172,039
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	1,812,156	2,259,762	7,644,398	8,555,448
Gain on sale of discontinued operations	—	—	—	3,621,170
Net loss from discontinued operations	(377,321)	(532,710)	(4,448,798)	(1,786,873)
Total income (loss) from discontinued operations	(377,321)	(532,710)	(4,448,798)	1,834,297
Net income attributable to Consolidated Water Co. Ltd. stockholders	$1,434,835	$1,727,052	$3,195,600	$10,389,745

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.12	$0.15	$0.51	$0.57
Discontinued operations	(0.03)	(0.04)	(0.30)	0.12
Basic earnings per share	$0.09	$0.11	$0.21	$0.69

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.12	$0.15	$0.50	$0.57
Discontinued operations	(0.03)	(0.04)	(0.29)	0.12
Diluted earnings per share	$0.09	$0.11	$0.21	$0.69

Dividends declared per common and redeemable preferred shares	$0.085	$0.085	$0.26	$0.26

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,120,983	15,026,710	15,116,681	15,022,489
Diluted earnings per share	15,273,529	15,138,094	15,270,494	15,132,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2019	33,751	$20,251	15,049,608	$9,029,765	$88,356,509	$66,352,733	$14,193,616	$177,952,874
Issue of share capital	—	—	64,898	38,939	(38,939)	—	—	—
Net income	—	—	—	—	—	2,888,607	360,998	3,249,605
Purchase of noncontrolling interest in subsidiary	—	—	—	—	(2,444,047)	—	(6,055,953)	(8,500,000)
Dividends declared	—	—	—	—	—	(1,289,378)	—	(1,289,378)
Stock-based compensation	—	—	—	—	161,406	—	—	161,406
Balance as of March 31, 2020	33,751	20,251	15,114,506	9,068,704	86,034,929	67,951,962	8,498,661	171,574,507
Issue of share capital	6,123	3,674	—	—	(3,674)	—	—	—
Net income (loss)	—	—	—	—	—	(1,127,842)	180,154	(947,688)
Exercise of options	363	217	—	—	4,201	—	—	4,418
Dividends declared	—	—	—	—	—	(1,287,474)	—	(1,287,474)
Stock-based compensation	—	—	—	—	199,065	—	—	199,065
Balance as of June 30, 2020	40,237	24,142	15,114,506	9,068,704	86,234,521	65,536,646	8,678,815	169,542,828
Net income	—	—	—	—	—	1,434,835	101,137	1,535,972
Exercise of options	472	283	—	—	5,460	—	—	5,743
Purchase of noncontrolling interest in subsidiary	—	—	—	—	(135,835)	—	(764,165)	(900,000)
Dividends declared	—	—	—	—	—	(1,287,526)	—	(1,287,526)
Buyback of preferred stock	(107)	(64)	—	—	(1,080)	—	—	(1,144)
Conversion of preferred stock	(7,543)	(4,526)	7,543	4,526	—	—	—	—
Stock-based compensation	—	—	—	—	486,991	—	—	486,991
Balance as of September 30, 2020	33,059	$19,835	15,122,049	$9,073,230	$86,590,057	$65,683,955	$8,015,787	$169,382,864

	Redeemable				Additional		Cumulative	Non-	Total
	preferred stock		Common stock		paid-in	Retained	translation	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	adjustment	interests	equity
Balance as of December 31, 2018	34,796	$20,878	14,982,906	$8,989,744	$87,211,953	$59,298,161	$(549,555)	$8,784,722	$163,755,903
Issue of share capital	—	—	26,864	16,118	(16,118)	—	—	—	—
Net income	—	—	—	—	—	6,186,431	—	273,908	6,460,339
Dividends declared	—	—	—	—	—	(1,280,223)	—	—	(1,280,223)
Buyback of preferred stock	(1,983)	(1,190)	—	—	(16,605)	—	—	—	(17,795)
Stock-based compensation	—	—	—	—	156,062	—	—	—	156,062
Balance as of March 31, 2019	32,813	19,688	15,009,770	9,005,862	87,335,292	64,204,369	(549,555)	9,058,630	169,074,286
Issue of share capital	7,293	4,376	10,574	6,344	(10,720)	—	—	—	—
Buyback of preferred stock	(691)	(415)	—	—	(5,886)	—	—	—	(6,301)
Net income	—	—	—	—	—	2,476,262	—	464,896	2,941,158
Exercise of options	705	423	—	—	6,700	—	—	—	7,123
Dividends declared	—	—	—	—	—	(1,280,359)	—	—	(1,280,359)
Sale of CW-Bali	—	—	—	—	—	—	549,555	241,282	790,837
Stock-based compensation	—	—	—	—	209,049	—	—	—	209,049
Balance as of June 30, 2019	40,120	24,072	15,020,344	9,012,206	87,534,435	65,400,272	—	9,764,808	171,735,793
Net income	—	—	—	—	—	1,727,052	—	433,235	2,160,287
Exercise of options	861	517	—	—	8,182	—	—	—	8,699
Dividends declared	—	—	—	—	—	(1,279,533)	—	—	(1,279,533)
Conversion of preferred stock	(7,230)	(4,338)	7,230	4,338	—	—	—	—	—
Stock-based compensation	—	—	—	—	315,634	—	—	—	315,634
Balance as of September 30, 2019	33,751	$20,251	15,027,574	$9,016,544	$87,858,251	$65,847,791	$—	$10,198,043	$172,940,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities - continuing operations	$11,909,538	$12,039,106
Net cash used in operating activities - discontinued operations	(1,390,227)	(1,511,952)
Net cash provided by operating activities	10,519,311	10,527,154

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(1,571,450)	(2,673,192)
Proceeds from asset dispositions	450	548,480
Proceeds from sale of discontinued operations, net of cash provided	—	6,971,234
Purchase of noncontrolling interest in Aerex	(8,500,000)	—
Purchase of noncontrolling interest in PERC	(900,000)	—
Collections on loans receivable	—	734,980
Net cash provided by (used in) investing activities	(10,971,000)	5,581,502

Cash flows from financing activities
Dividends paid to common shareholders	(3,849,075)	(3,827,160)
Dividends paid to preferred shareholders	(9,180)	(9,157)
Repurchase of redeemable preferred stock	(1,144)	(24,096)
Proceeds received from exercise of stock options	10,161	15,822
Principal repayments on long-term debt	(22,874)	—
Net cash used in financing activities	(3,872,112)	(3,844,591)
Net increase (decrease) in cash and cash equivalents	(4,323,801)	12,264,065
Cash and cash equivalents at beginning of period	42,071,083	31,111,968
Cash and cash equivalents at beginning of period - discontinued operations	831,586	225,509
Less: cash and cash equivalents at end of period - discontinued operations	(399,454)	(1,361,514)
Cash and cash equivalents at end of period	$38,179,414	$42,240,028

Cash and cash equivalents at end of period	$38,179,414	$40,629,557
Restricted cash at end of period	—	1,610,471
Cash and cash equivalents and restricted cash at end of period	$38,179,414	$42,240,028

Interest paid in cash	$7,413	$19

Non-cash transactions:
Dividends declared but not paid	$1,288,185	$1,280,213
Transfers from (to) inventory to (from) property, plant and equipment and construction in progress	$12,649	$342,619
Transfers from construction in progress to property, plant and equipment	$1,494,692	$7,408,954
Right-of-use assets obtained in exchange for new operating lease liabilities	$299,992	$2,132,069
Purchase of equipment through issuance of long-term debt	$122,292	$—

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

On January 24, 2020, as a result of CW-Holdings' exercise of a call option, CW-Holdings purchased the remaining 49% ownership interest in Aerex for $8,500,000 in cash. After giving effect to this purchase, CW-Holdings owns 100% of the outstanding capital stock of Aerex. On August 11, 2020, CW-Holdings purchased an additional 10% of the ownership of PERC for $900,000, increasing its ownership of this subsidiary to 61%.

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

Net foreign currency gains arising from transactions and re-measurements were $14,751 and $20,441 for the three months ended September 30, 2020 and 2019, respectively, and $56,050 and $54,586 for the nine months ended September 30, 2020 and 2019, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of September 30, 2020 and December 31, 2019 include $11.0 million and $12.7 million, respectively, of certificates of deposits with an original maturity of three months or less.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. As of September 30, 2020, the equivalent United States dollar cash balances for deposits held in The Bahamas were approximately $12.4 million.

Revenue recognition: Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenue disaggregated by revenue source (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Retail revenue	$4,993,069	$6,271,220	$18,216,797	$19,941,395
Bulk revenue	6,061,475	6,449,757	18,368,156	20,502,121
Services revenue	3,351,935	95,980	9,942,748	287,349
Manufacturing revenue	3,259,778	3,072,282	10,951,524	10,452,158
Total revenue	$17,666,257	$15,889,239	$57,479,225	$51,183,023

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

OC-Cayman sells bulk water to the Water Authority-Cayman (“WAC”), a government-owned utility and regulatory agency, under two agreements. The WAC in turn distributes such water to properties in Grand Cayman outside of Cayman Water’s retail license area.

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

Revenue recognized and amounts billed on services segment and manufacturing segment contracts in progress are summarized as follows:

	September 30, 2020	December 31, 2019
Revenue recognized to date on contracts in progress	$26,940,207	$24,041,993
Amounts billed to date on contracts in progress	(26,570,097)	(22,980,598)
	$370,110	$1,061,395

The above net balances are reflected in the accompanying consolidated balance sheet as follows:

	September 30, 2020	December 31, 2019
Costs and estimated earnings in excess of billings	$1,188,875	$1,675,781
Billings in excess of costs and estimated earnings	(818,765)	(614,386)
	$370,110	$1,061,395

As of September 30, 2020, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $2.3 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $0.4 million during the remainder of the year ending December 31, 2020 and approximately $1.9 million thereafter.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2019 have been reclassified to conform to the current periods’ presentation.

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

	Three Months Ended September 30, 2020
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$4,993,069	$6,061,475	$3,351,935	$3,259,778	$17,666,257
Cost of revenue	2,586,901	4,400,717	2,513,272	1,949,731	11,450,621
Gross profit	2,406,168	1,660,758	838,663	1,310,047	6,215,636
General and administrative expenses	3,367,802	382,662	728,829	330,723	4,810,016
Loss on asset dispositions and impairments, net	—	—	(984)	—	(984)
Income (loss) from operations	$(961,634)	$1,278,096	$108,850	$979,324	1,404,636
Other income, net					245,492
Income before income taxes					1,650,128
Benefit from income taxes					(263,165)
Net income from continuing operations					1,913,293
Income from continuing operations attributable to non-controlling interests					101,137
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					1,812,156
Net loss from discontinued operations					(377,321)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$1,434,835

Depreciation and amortization expenses for the three months ended September 30, 2020 for the retail, bulk, services and manufacturing segments were $596,528, $971,914, $191,419 and $88,452, respectively.

	Three Months Ended September 30, 2019
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$6,271,220	$6,449,757	$95,980	$3,072,282	$15,889,239
Cost of revenue	2,945,586	4,269,739	31,601	1,933,333	9,180,259
Gross profit	3,325,634	2,180,018	64,379	1,138,949	6,708,980
General and administrative expenses	3,497,320	294,189	549	487,914	4,279,972
Gain on asset dispositions and impairments, net	6,518	500	—	—	7,018
Income (loss) from operations	$(165,168)	$1,886,329	$63,830	$651,035	2,436,026
Other income, net					216,896
Income before income taxes					2,652,922
Benefit from income taxes					(40,075)
Net income from continuing operations					2,692,997
Income attributable to non-controlling interests					433,235
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					2,259,762
Net loss from discontinued operations					(532,710)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$1,727,052

Depreciation and amortization expenses for the three months ended September 30, 2019 for the retail, bulk, services and manufacturing segments were $617,671, $933,955, $0 and $214,751, respectively.

	Nine Months Ended September 30, 2020
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$18,216,797	$18,368,156	$9,942,748	$10,951,524	$57,479,225
Cost of revenue	8,343,018	12,906,606	7,418,305	6,852,196	35,520,125
Gross profit	9,873,779	5,461,550	2,524,443	4,099,328	21,959,100
General and administrative expenses	10,008,423	935,808	2,112,869	1,005,838	14,062,938
Gain on asset dispositions and impairments, net	—	200	3,801	—	4,001
Income (loss) from operations	$(134,644)	$4,525,942	$415,375	$3,093,490	7,900,163
Other income, net					533,710
Income before income taxes					8,433,873
Provision for income taxes					147,186
Net income from continuing operations					8,286,687
Income from continuing operations attributable to non-controlling interests					642,289
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					7,644,398
Net loss from discontinued operations					(4,448,798)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$3,195,600

Depreciation and amortization expenses for the nine months ended September 30, 2020 for the retail, bulk, services and manufacturing segments were $1,796,588, $2,906,213, $562,756 and $296,926, respectively.

	Nine Months Ended September 30, 2019
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$19,941,395	$20,502,121	$287,349	$10,452,158	$51,183,023
Cost of revenue	8,753,948	13,992,452	198,614	7,013,977	29,958,991
Gross profit	11,187,447	6,509,669	88,735	3,438,181	21,224,032
General and administrative expenses	10,020,019	900,572	2,865	1,466,091	12,389,547
Gain on asset dispositions and impairments, net	401,088	47,000	—	—	448,088
Income from operations	$1,568,516	$5,656,097	$85,870	$1,972,090	9,282,573
Other income, net					518,031
Income before income taxes					9,800,604
Provision for income taxes					73,117
Net income from continuing operations					9,727,487
Income from continuing operations attributable to non-controlling interests					1,172,039
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					8,555,448
Net income from discontinued operations					1,834,297
Net income attributable to Consolidated Water Co. Ltd. stockholders					$10,389,745

Depreciation and amortization expenses for the nine months ended September 30, 2019 for the retail, bulk, services and manufacturing segments were $1,751,048, $2,858,081, $0 and $707,517, respectively.

	As of September 30, 2020
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,374,722	$18,609,023	$1,598,836	$1,828,747	$24,411,328
Inventory, current and non-current	$2,811,852	$4,006,117	$—	$1,609,800	$8,427,769
Property, plant and equipment, net	$28,355,776	$28,537,623	$487,555	$1,675,824	$59,056,778
Construction in progress	$298,468	$31,737	$—	$143,302	$473,507
Intangibles, net	$—	$—	$3,369,722	$991,111	$4,360,833
Goodwill	$1,170,511	$1,948,875	$5,320,416	$4,885,211	$13,325,013
Total segment assets	$50,782,152	$73,845,479	$14,023,605	$18,768,959	$157,420,195
Assets of discontinued operations					$23,047,739
Total assets					$180,467,934

	As of December 31, 2019
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,891,165	$18,883,493	$954,149	$500,882	$23,229,689
Inventory, current and non-current	$2,668,902	$3,628,443	$—	$1,394,588	$7,691,933
Property, plant and equipment, net	$29,177,718	$30,281,647	$158,358	$1,621,029	$61,238,752
Construction in progress	$396,214	$869,792	$—	$69,591	$1,335,597
Intangibles, net	$—	$—	$3,877,222	$1,162,778	$5,040,000
Goodwill	$1,170,511	$1,948,875	$5,320,416	$4,885,211	$13,325,013
Total segment assets	$65,554,640	$69,423,770	$13,170,155	$14,854,557	$163,003,122
Assets of discontinued operations					$29,289,022
Total assets					$192,292,144

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$1,812,156	$2,259,762	$7,644,398	$8,555,448
Less: preferred stock dividends	(2,810)	(2,869)	(9,099)	(9,068)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	1,809,346	2,256,893	7,635,299	8,546,380
Total income (loss) from discontinued operations	(377,321)	(532,710)	(4,448,798)	1,834,297
Net income available to common shares in the determination of basic earnings per common share	$1,432,025	$1,724,183	$3,186,501	$10,380,677

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,120,983	15,026,710	15,116,681	15,022,489
Plus:
Weighted average number of preferred shares outstanding during the period	34,191	34,507	34,355	34,061
Potential dilutive effect of unexercised options and unvested stock grants	118,355	76,877	119,458	76,293
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,273,529	15,138,094	15,270,494	15,132,843

5. Discontinued operations - Mexico project development

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

In August 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operations and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operations. NSC initially owned 99.6% of the equity of AdR. In February 2018, CW-Holdings acquired the remaining 0.4% ownership in AdR from NuWater.

On August 22, 2016, the Public Private Partnership Agreement for the Project (the “APP Contract”) was executed between AdR, CEA, the Government of Baja California, as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract required AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican public water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase was to be operational within 36 months of commencing construction and the second phase was to be operational by January 2025. The APP Contract further required AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct would have been transferred to CEA.

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

Through June 30, 2020, NSC had paid approximately $3.0 million to acquire rights of way for the aqueduct to be constructed for the Project to deliver water to the Mexico public water system.

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

As a consequence of the termination of the APP Contract, the rights of way NSC and AdR acquired for the aqueduct no longer have any value due to the loss of their strategic importance derived from their incorporation in the Project. Consequently, the Company recorded an impairment loss of approximately $(3.0 million) for the three months ended

June 30, 2020 to write off its investment in these rights of way. The Company also recorded adjustments during the three months ended June 30, 2020 of $2.6 million and $2.2 million to reduce its operating lease right-of-use assets and operating lease liabilities, respectively, due to the planned cancellation (or transfer to the State) of a long-term land lease associated with the Project.

As a result of the cancellation of the APP Contract, during the three months ended September 30, 2020 the Company discontinued all project development activities associated with the Project and engaged a real estate broker and commenced active marketing efforts to sell the land it purchased for the Project. Accordingly, the assets and liabilities of NSC and AdR, as well as all Project development expenses and the impairment loss incurred by the Company, have been reclassified from the services segment to discontinued operations in the accompanying condensed financial statements as of and for the three and nine months ended September 30, 2020.

Summarized financial information for the Mexico project development is as follows:

	September 30,	December 31,
	2020	2019
Current assets	$1,052,091	$1,619,056
Property, plant and equipment, net	6,818	10,227
Land and rights of way	21,126,898	24,162,523
Goodwill	—	—
Intangible assets	—	—
Other assets	861,932	3,497,216
Total assets of discontinued operations	$23,047,739	$29,289,022

Total liabilities of discontinued operations	$107,733	$2,858,314

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—
Income from operations	$—	$—	$—	$—
Net loss	$377,321	$532,710	$4,448,798	$1,786,873
Gain on sale of discontinued operations	$—	$—	$—	$—
Depreciation expense	$1,137	$1,136	$3,409	$3,409

AdR initiated an amparo claim before a federal district court in Tijuana, Baja California, to challenge the provision of the applicable law requiring submittal of the list of non-recoverable expenses within the 20 business days term, as AdR considers such term to be unreasonably short due to the magnitude of the Project and the scope of supporting documentation required to be provided with respect to the non-recoverable expenses. AdR obtained an initial provisional suspension of the lapsing of such 20 day term from the court, and on August 10, 2020 the court made such suspension definitive until the completion of the amparo trial. As such, the 20 day term for filing the list of non-recoverable expenses has been suspended. On August 28, 2020, AdR and NSC submitted their list of non-recoverable expenses to CEA and CESPT which was comprised of 51,144,525 United States dollars and an additional 137,333,114 Mexican pesos.

The Company, AdR and NSC plan to vigorously pursue all legal remedies and courses of action available under the APP Contract and applicable law (including international treaties and agreements) with respect to any rights they may have upon termination of the APP Contract, including the reimbursement of expenses and investments. However, the Company cannot provide any assurances that it will be able to obtain reimbursement for any expenses or investments made with respect to the Project.

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

On October 1, 2020, and following an order from a Federal Judge obtained by NSC, the Tenth Civil Judge resolved to (i) move the claim of EWG to arbitration, and (ii) suspend the corresponding ordinary mercantile procedure. Although EWG has certain remedies available to oppose to such resolution, at present NSC does not have knowledge of the filing thereof.

Notwithstanding the resolution of the Tenth Civil Judge to move to arbitration, subparagraphs a) through e) that follow describe certain separate amparo claims, an appeal and an administrative act arising from or relating to such ordinary mercantile claim, all in chronological order. Due to the current global COVID-19 pandemic, most tribunals in Mexico have suspended their activities since March 2020, with certain such tribunals restarting activities in August 2020. As such, several resolutions are pending issuance.

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

The appeal remedy filed by NSC on November 7, 2018 mentioned previously, suspended the proceeding (through the posting of a guarantee by NSC) and was resolved in December 2019 and communicated to EWG in January 2020. Such resolution revoked the order of the Tenth Civil Judge whereby EWG was granted the preliminary relief.

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

d) Administrative cancellation of registrations before the Public Registry of Property.

Despite the posting of a guarantee to release the preliminary relief sought by EWG within the ordinary mercantile claim, the Tenth Civil Judge failed to make the resolution effective, which would thereby rescind the previously mentioned preliminary relief granted to EWG.

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

e) Amparo filed by EWG against the administrative cancellation of registrations before the Public Registry of Property.

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

-

Notwithstanding the resolution to move to arbitration mentioned previously, CW-Cooperatief has not been officially served with the ordinary mercantile claim, and AdR has not been notified that it has to appear for such trial. In any event, AdR is only a named third party called to trial in this claim, and no claims have been made by EWG against AdR.

The Company cannot presently determine what impact the resolution of this litigation may have on its consolidated financial condition, results of operations or cash flows.

6. Leases

The Company leases property and equipment under operating leases, primarily office and warehouse locations. For leases with terms greater than twelve months, the related asset and obligation are recorded at the present value of lease payments over the term. Many of these leases contain rental escalation clauses which are factored into the determination of lease payments when appropriate. When available, the lease payments are discounted using the rate implicit in the lease; however, the Company’s current leases do not provide a readily determinable implicit rate. Therefore, the Company’s incremental borrowing rate is estimated to discount the lease payments based on information available at lease commencement.

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

AdR entered into a lease for land to be used in the Project with an initial effective term of 20-years from the date of full operation of its proposed seawater desalination plant. The lease is cancellable by AdR should it ultimately not proceed with the Project. On June 29, 2020, AdR was notified that the APP Contract was terminated. As a result, the Company, AdR and NSC expect to terminate the various agreements ancillary to the Project or to transfer them to the State, including this land lease for the Project. As such, the lease amounts as of September 30, 2020 do not include this lease.

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	September 30, 2020	December 31, 2019
ASSETS
Current
Prepaid expenses and other current assets	$202,459	$33,567
Current assets of discontinued operations	—	2,530
Noncurrent
Operating lease right-of-use assets	1,414,736	1,811,516
Long-term assets of discontinued operations	41,554	2,627,696
Total lease right-of-use assets	$1,658,749	$4,475,309

LIABILITIES
Current
Current maturities of operating leases	$545,364	$688,540
Current liabilities of discontinued operations	25,918	67,211
Noncurrent
Noncurrent operating leases	1,071,831	1,156,543
Noncurrent liabilities of discontinued operations	8,842	2,679,932
Total lease liabilities	$1,651,955	$4,592,226

Weighted average remaining lease term:
Operating leases	3.5 years	3.5 years
Operating leases - discontinued operations	1.4 years	24.0 years

Weighted average discount rate:
Operating leases	4.17%	4.37%
Operating leases - discontinued operations	3.48%	4.68%

The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$191,507	$164,040	$576,971	$404,268
Short-term lease costs	—	4,119	5,518	12,154
Lease costs - discontinued operations	20,048	54,547	120,753	163,546
Total lease costs	$211,555	$222,706	$703,242	$579,968

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$605,306	$538,566
Operating cash outflows for operating leases - discontinued operations	119,480	169,928

Future lease payments relating to the Company’s operating lease liabilities as of September 30, 2020 were as follows:

Years ending December 31,	Total
Remainder of 2020	$195,544
2021	505,206
2022	402,563
2023	405,113
2024	187,510
Thereafter	42,389
Total future lease payments	1,738,325
Less: imputed interest	(121,130)
Total lease obligations	1,617,195
Less: current obligations	(545,364)
Noncurrent lease obligations	$1,071,831

7. Fair value

As of September 30, 2020 and December 31, 2019, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$—	$—	$706,000	$706,000

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$—	$—	$664,000	$664,000

The activity for the Level 3 liability for the nine months ended September 30, 2020:

Net liability arising from put/call options
Balance as of December 31, 2019	$664,000
Unrealized loss	42,000
Balance as of September 30, 2020	$706,000

Put/call options are reported at fair value as either assets or liabilities in the condensed consolidated balance sheets. These fair values are calculated using discounted cash flow analysis valuation techniques that incorporate unobservable inputs, such as future cash flows, weighted-average cost of capital and expected future volatility. The inputs for these valuations are considered Level 3 inputs.

8. Contingencies

COVID-19

The worldwide coronavirus (COVID-19) pandemic was formally recognized by the World Health Organization on March 11, 2020. In response to this pandemic, the governments of the countries in which the Company operates - the Cayman Islands, The Bahamas, and the United States - implemented preventative measures to slow the spread of COVID-19, measures which have had profound adverse consequences for the economies of those countries. Tourism, a major economic driver for the Cayman Islands and The Bahamas, has temporarily ceased in those countries due to closing of these countries to air and sea travel. Overall economic activity in the United States has declined.

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

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2020 and 2019, the Company generated approximately 28% and 39%, respectively, of its consolidated revenue and 39% and 50%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2020 and 2019, the Company generated approximately 32% and 39%, respectively, of its consolidated revenue and 45% and 53%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the negotiations with the Company for a new retail license from the WAC to OfReg in May 2017. The Company began license negotiations with OfReg in July 2017 and such negotiations are ongoing. The Company has been informed during its retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of its license in a manner that could significantly reduce the operating income and cash flows the Company has historically generated from its retail license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (including accrued interest) due from the WSC amounted to $18.4 million as of September 30, 2020 and $18.4 million as of December 31, 2019.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of September 30, 2020, the Company had not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

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

9. Discontinued operations - CW-Belize

On February 14, 2019, the Company completed the sale of its former subsidiary, Consolidated Water (Belize) Limited ("CW-Belize") to Belize Water Services Ltd. (“BWSL”) effective January 1, 2019. After adjustments, the final price for CW-Belize was approximately $7.0 million. Pursuant to the sale and purchase agreement, BWSL initially paid the Company $6.735 million of the purchase price and approximately $265,000 was withheld to cover indemnification obligations of the Company under the agreement. The remaining $265,000 of the purchase price was paid by BWSL in August 2019. As a result of the sale of CW-Belize, the Company realized a gain of $3,621,170, which is reported as gain on sale of discontinued operations in the accompanying consolidated statement of operations for the nine months ended September 30, 2019.

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

Approximately 84% and 68% of Aerex’s revenue, and 86% and 68% of Aerex’s gross profit, for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively, were generated from sales to one customer. In October 2020, this customer verbally informed Aerex that it expects (for inventory management purposes) to suspend its purchases from Aerex following the fourth quarter of 2020 for a period of approximately one year. This customer has verbally informed Aerex that it presently expects to recommence its purchases from Aerex beginning with the first quarter of 2022. However, we can offer no assurances that this customer will recommence its purchases from Aerex at that time. Furthermore, any such future purchases (should they occur) may not generate as much revenue and gross profit as Aerex has historically earned from this customer. We are seeking to replace this anticipated loss in revenue and gross profit for 2020 from this customer by increasing sales of other products that we manufacture to new and existing customers, however, we may not be able to do so.

As a result of this anticipated loss of revenue for Aerex, we updated our projections for our manufacturing reporting unit’s future cash flows. Such projections assume, in part, that Aerex’s major customer will recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020 and 2019. Based upon these updated projections we tested our manufacturing reporting unit’s goodwill for possible impairment as of September 30, 2020 using the discounted cash flow method. As a result of this impairment testing, we determined that the estimated fair value of our manufacturing reporting unit exceeded its carrying value by approximately 22% as of September 30, 2020. However, we may be required to record an impairment loss in the future to reduce the carrying value of our manufacturing reporting unit’s goodwill should we determine that Aerex’s future net cash inflows will be less than this most current estimate. Any such impairment loss could have a material adverse impact on our consolidated financial condition and results of operations.

In February 2019, we sold CW-Belize. As a result of this sale, CW-Belize has been accounted for as discontinued operations in our consolidated financial statements, and bulk segment goodwill of approximately $380,000 as of December 31, 2018 associated with CW-Belize was reclassified to long-term assets of discontinued operations in our consolidated statements of financial condition and included in the calculation of our gain on sale of discontinued operations of $3.6 million for the nine months ended September 30, 2019.

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

On June 29, 2020, our Mexico subsidiary, AdR, received a letter from the State of Baja California (the “State”) terminating AdR’s contract with the State involving the construction and operation of a desalination plant in Rosarito California and accompanying aqueduct to deliver the water produced by this plant to the Mexican public water system. As a result of the cancellation of this contract, we recorded an impairment loss for rights of way acquired for the contract’s proposed aqueduct of $(3.0 million) for the three months ended June 30, 2020, which is reflected in our loss from discontinued operations for the nine months ended September 30, 2020.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Discontinued Operations – Mexico Project Development

Beginning in 2010, we began the pursuit, through our Netherlands subsidiary, Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), and our Mexico subsidiary, N.S.C. Agua, S.A. de C.V. (“NSC”), of a project (the “Project”) that originally encompassed the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system.

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

In August 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”) to pursue completion of the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. NSC initially owned 99.6% of the equity of AdR. In February 2018, we acquired the remaining 0.4% ownership in AdR from NuWater.

On August 22, 2016, the Public Private Partnership Agreement for the Project (the “APP Contract”) was executed between AdR, the Comisión Estatal del Agua de Baja California (“CEA”), the Government of Baja California as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract required AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase was to be operational within 36 months of commencing construction and the second phase was to be operational by July 2024. The APP Contract further required AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, ownership of the plant and aqueduct would have been transferred to CEA.

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

On June 29, 2020, AdR received a letter (the “Letter”) from the Director General of CEA and the Director General of CESPT terminating the APP Contract. The reasoning provided in the Letter for the decision to terminate the APP Contract is that the Project (a) is not financially feasible due to increases in the construction, operating and financing costs for the Project in addition to negative changes in economic conditions (e.g. interest rates and currency exchange rates); (b) is not sustainable for CEA and CESPT given its financial unfeasibility; (c) puts pressure to increase the rates charged to customers; (d) would force the Government of the State to cover a deficit of CEA and CESPT, thus preventing the State Government from spending on investment programs or social expenditures; and (e) negatively affects the general interest. The Letter requested that AdR provide an inventory of the assets that currently comprise the “Project Works” (as defined in the APP Contract) for the purpose of acknowledging and paying the non-recoverable expenses made by AdR in connection with the Project, with such reimbursement to be calculated in accordance with the terms of the APP Contract. The applicable law requires this list of non-recoverable expenses made by AdR in connection with the Project be submitted to CEA and CESPT within 20 business days from the date of receipt of the Letter. On August 28, 2020, AdR and NSC submitted their list of non-recoverable expenses to CEA and CESPT which was comprised of 51,144,525 United States dollars and an additional 137,333,114 Mexican pesos.

We plan to vigorously pursue all legal remedies and courses of action available under the APP Contract and applicable law (including international treaties and agreements) with respect to any rights we may have upon termination of the APP Contract, including the reimbursement of expenses and investments. However, we cannot provide any assurances that we will be able to obtain reimbursement for any expenses or investments made with respect to the Project.

As a result of the cancellation of the APP Contract, during the three months ended September 30, 2020, we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of NSC and AdR, as well as all Project development expenses and the impairment loss these subsidiaries incurred, have been reclassified from the services segment to discontinued operations in the accompanying condensed financial statements as of and for the three months ended September 30, 2020. Our net losses from discontinued operations for the three months ended September 30, 2020 and 2019 of $(377,321) and $(532,710), respectively, consist of legal, accounting, engineering, administrative, consulting and other costs relating to Project development activities and, for 2020, our activities following the cancellation of the APP Contract to pursue reimbursement from the State of Baja California.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 relates only to our continuing operations.

Consolidated Results

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2020 was $1,812,156 ($0.12 per share on a fully diluted basis), as compared to net income from continuing operations of $2,259,762 ($0.15 per share on a fully diluted basis) for 2019.

Total revenue for 2020 increased to $17,666,257 from $15,889,239 in 2019, as a result of the addition of PERC’s revenue to our services segment and a small increase in the manufacturing segment, while the revenue for our retail and bulk segments decreased from 2019. Gross profit for 2020 was $6,215,636 (35% of total revenue) as compared to $6,708,980 (42% of total revenue) for 2019. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $4,810,016 for 2020 as compared to $4,279,972 for 2019 due to PERC’s expenses of approximately $728,000 for 2020.

Other income-net, remained relatively consistent at $245,492 for 2020 as compared to $216,896 for 2019.

The COVID-19 pandemic had a material adverse impact on our consolidated results of operations for the three months ended September 30, 2020 and we believe the COVID-19 pandemic will continue to adversely impact our results of operations in future periods. See further discussion herein and at “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies – COVID-19.”

Results by Segment

Retail Segment:

The retail segment incurred a loss from operations of $(961,634) for 2020 compared to a loss from operations of $(165,168) for 2019.

Revenue generated by our retail water operations decreased to $4,993,069 in 2020 from $6,271,220 in 2019 due to an 18% decrease in the volume of water sold. This sales volume decrease is due to the temporary cessation of tourism on Grand Cayman resulting from the closing of all Cayman Islands airports and seaports in March 2020 in response to the COVID-19 pandemic.

Retail segment gross profit decreased to $2,406,168 (48% of retail revenue) for 2020 from $3,325,634 (53% of retail revenue) for 2019 as a result of the revenue decline.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained relatively consistent at $3,367,802 for 2020 as compared to $3,497,320 for 2019.

Bulk Segment:

The bulk segment contributed $1,278,096 and $1,886,329 to our income from operations for 2020 and 2019, respectively.

Bulk segment revenue was $6,061,475 and $6,449,757 for 2020 and 2019, respectively. The decrease in bulk segment revenue is attributable to a decrease in CW-Bahamas’ revenue of approximately $431,000 for 2020 due to lower energy costs, which correspondingly decreased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $1,660,758 (27% of bulk revenue) and $2,180,018 (34% of bulk revenue) for 2020 and 2019, respectively. Gross profit in dollars and as a percentage of revenue decreased in 2020 as compared to 2019 principally due to the decline in 2020 revenue and increased operating expenses (primarily chemicals and repairs and maintenance costs) incurred for CW-Bahamas of approximately $364,000.

Bulk segment G&A expenses remained relatively consistent at $382,662 for 2020 as compared to $294,189 for 2019.

Services Segment:

The services segment income from from operations of $108,850 and $63,830 for 2020 and 2019, respectively.

Services segment revenue increased to $3,351,935 for 2020 from $95,980 for 2019 due to the addition of $3,240,390 in revenue from PERC as a result of our acquisition of a controlling interest in this company in late October 2019.

Gross profit for the services segment improved to $838,663 (25% of services revenue) in 2020 as a result of the addition of PERC. The services segment generated a gross profit of $64,379 (67% of services revenue) for 2019.

G&A expenses for the services segment increased to $728,829 for 2020 as compared to $549 for 2019 primarily due to the addition of PERC’s G&A expenses.

Manufacturing Segment:

The manufacturing segment contributed $979,324 to our income from operations in 2020 as compared to $651,035 in 2019.

Manufacturing revenue was $3,259,778 and $3,072,282 for 2020 and 2019, respectively. Manufacturing revenue increased from 2019 to 2020 due to a shift in the production mix to higher revenue projects.

Manufacturing gross profit was $1,310,047 (40% of manufacturing revenue) and $1,138,949 (37% of manufacturing revenue) for 2020 and 2019, respectively. The increase in manufacturing gross profit as a percentage of revenue stems from a mix of higher margin projects.

G&A expenses for the manufacturing segment dropped to $330,723 for 2020 as compared to $487,914 for 2019 as a result of a decrease of $125,000 in amortization expenses due to the completion of the amortization of certain intangible assets recorded in connection with the Aerex acquisition.

Approximately 81% and 53% of our manufacturing segment revenue, and 88% and 43% of our manufacturing segment gross profit, for 2020 and 2019, respectively, were generated from sales to one customer. In October 2020, this customer verbally informed Aerex that it expects (for inventory management purposes) to suspend its purchases from Aerex following the fourth quarter of 2020 for a period of approximately one year. This customer has verbally informed Aerex that it presently expects to recommence its purchases from Aerex beginning with the first quarter of 2022. However, we can offer no assurances that this customer will recommence its purchases from Aerex at that time. Furthermore, any such future purchases (should they occur) may not generate as much revenue and gross profit as Aerex has historically earned from this customer. We are seeking to replace this anticipated loss in revenue and gross profit by increasing sales of other products that we manufacture to new and existing customers, however, we may not be able to do so. Consequently, our manufacturing segment revenue and gross profit for 2021 may decline as compared to the two prior years.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Discontinued Operations – Mexico Project Development

As previously discussed, on June 29, 2020 the State of Baja California cancelled its APP Contract with AdR for the Project. As a result of the cancellation of the APP Contract, during the three months ended September 30, 2020 we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of NSC and AdR, as well as all Project development expenses these subsidiaries incurred, have been reclassified to discontinued operations in the accompanying condensed financial statements as of and for the nine months ended September 30, 2020.

Through the date the APP Contract was cancelled, NSC had paid approximately $3.0 million to acquire rights of way for the aqueduct to be constructed for the Project to deliver water to the Mexico public water system. As a result of the cancellation of the APP Contract, we recorded an impairment loss of $(3.0 million) for the three months ended June 30, 2020 for these rights of way. Our net loss from discontinued operations of $(4,448,798) for 2020 consists of this impairment loss and the development expenses incurred for the Project. Our net loss from discontinued operations of $(1,786,873) for 2019 consists of the development expenses incurred for the Project.

In late December 2018, our Board of Directors formally approved the sale of our subsidiary, CW-Belize and on February 14, 2019, we completed the sale (which was effective as of January 1, 2019) of CW-Belize. The gain we realized on the sale of CW-Belize in 2019 of $3,621,170 is reflected in our 2019 consolidated results of operations as gain on sale from discontinued operations.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 relates only to our continuing operations.

Consolidated Results

The net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2020 was $7,644,398 ($0.50 per share on a fully diluted basis). The net income from operations attributable to Consolidated Water Co. Ltd. shareholders was $8,555,448 ($0.57 per share on a fully diluted basis) for 2019.

Total revenue for 2020 increased to $57,479,225 from $51,183,023 in 2019, primarily as a result of the addition of PERC’s revenue to our services segment. Gross profit for 2020 was $21,959,100 (38% of total revenue) as compared to $21,224,032 (41% of total revenue) for 2019. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

In June 2019, we completed the sales of our CW-Bali assets and its stock for $365,000 and $25,000, respectively. Such sales generated primarily all of the $448,088 gain on asset dispositions for 2019.

G&A expenses on a consolidated basis increased to $14,062,938 for 2020 as compared to $12,389,547 for 2019 due to the addition in 2020 of PERC’s G&A expenses of approximately $2,111,000.

Other income-net, remained relatively consistent at $533,710 for 2020 and $518,031 for 2019.

The COVID-19 pandemic had a material adverse impact on our consolidated results of operations for the nine months ended September 30, 2020 and we believe the COVID-19 pandemic will continue to adversely impact our results of operations in future periods. See further discussion herein and at “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies – COVID-19.”

Results by Segment

Retail Segment:

The retail segment incurred a net loss from operations for 2020 of $(134,644) compared to $1,568,516 to our income from operations for 2019.

Revenue generated by our retail water operations decreased to $18,216,797 in 2020 from $19,941,395 in 2019 due to an 8% decrease in the volume of water sold. This sales volume decrease is due to the temporary cessation of tourism on Grand

Cayman resulting from the closing of all Cayman Islands airports and seaports in March 2020 in response to the COVID-19 pandemic.

Retail segment gross profit decreased to $9,873,779 (54% of retail revenue) for 2020 from $11,187,447 (56% of retail revenue) for 2019 principally as a result of the drop in revenue.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained relatively consistent at $10,008,423 for 2020 as compared to $10,020,019 for 2019.

In June 2019, we completed the sales of our CW-Bali assets and its stock for $365,000 and $25,000, respectively. Such sales generated primarily all of the $401,088 gain on asset dispositions for 2019.

Bulk Segment:

The bulk segment contributed $4,525,942 and $5,656,097 to our income from operations for 2020 and 2019, respectively.

Bulk segment revenue was $18,368,156 and $20,502,121 for 2020 and 2019, respectively. OC-Cayman experienced a decline in revenue of approximately $1.3 million for 2020 as a result of the two new contracts (at lower rates) with the Water Authority-Cayman (the “WAC”) for water supplied from (1) the Red Gate and North Sound plants which commenced in February 2019 and (2) the North Side Water Works plant, which commenced in July 2019. CW-Bahamas’ revenue dropped approximately $879,000 for 2020 due to lower energy costs, which correspondingly decreased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $5,461,550 (30% of bulk revenue) and $6,509,669 (32% of bulk revenue) for 2020 and 2019, respectively. Gross profit decreased in 2020 as compared to 2019 due to repairs and maintenance expenses for CW-Bahamas for 2020 that exceeded those incurred in 2019 and lower margins earned by OC-Cayman on its new contracts (as compared to its previous contracts) with the WAC.

Bulk segment G&A expenses remained relatively consistent at $935,808 for 2020 as compared to $900,572 for 2019.

Services Segment:

The services segment contributed $415,375 and $85,870 to our income from operations for 2020 and 2019, respectively.

Services segment revenue increased to $9,942,748 for 2020 from $287,349 for 2019 due to the addition of $9,614,892 in revenue from PERC as a result of our acquisition of a contolling interest in this company in late October 2019.

Gross profit for the services segment improved to $2,524,443 (25% of services revenue) in 2020 as a result of the addition of PERC. The services segment generated a gross profit of $88,735 (31% of services revenue) for 2019.

G&A expenses for the services segment increased to $2,112,869 for 2020 as compared to $2,865 for 2019 due to the addition of PERC.

Manufacturing Segment:

The manufacturing segment contributed $3,093,490 to our income from operations in 2020 as compared to $1,972,090 in 2019.

Manufacturing revenue was $10,951,524 and $10,452,158 for 2020 and 2019, respectively. Manufacturing revenue increased from 2019 to 2020 due to a shift in the production mix to higher revenue projects.

Manufacturing gross profit was $4,099,328 (37% of manufacturing revenue) and $3,438,181 (33% of manufacturing revenue) for 2020 and 2019, respectively. The increase in manufacturing gross profit in dollars and as a percentage of revenue stems from a mix of higher margin projects, coupled with overall higher production activity that led to improved plant efficiency.

G&A expenses for the manufacturing segment dropped to $1,005,838 for 2020 as compared to $1,466,091 for 2019 as a result of a decrease of approximately $389,000 in amortization expenses due to the completion of the amortization of certain intangible assets recorded in connection with the Aerex acquisition.

Approximately 84% and 67% of our manufacturing segment revenue, and 86% and 64% of our manufacturing segment gross profit, for 2020 and 2019, respectively, were generated from sales to one customer. In October 2020, this customer verbally informed Aerex that it expects (for inventory management purposes) to suspend its purchases from Aerex following the fourth quarter of 2020 for a period of approximately one year. This customer has verbally informed Aerex that it presently expects to recommence its purchases from Aerex beginning with the first quarter of 2022. However, we can offer no assurances that this customer will recommence its purchases from Aerex at that time. Furthermore, any such future purchases (should they occur) may not generate as much revenue and gross profit as Aerex has historically earned from this customer. We are seeking to replace this anticipated loss in revenue and gross profit by increasing sales of other products that we manufacture to new and existing customers, however, we may not be able to do so. Consequently, our manufacturing segment revenue and gross profit for 2021 may decline as compared to the two prior years.

FINANCIAL CONDITION

The significant changes in the components of our consolidated balance sheet as of September 30, 2020 as compared to December 31, 2019 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable increased by approximately $1.2 million. This net increase reflects an increase in Aerex’s accounts receivable of approximately $1.3 million due to an extension of invoice due dates (unrelated to the COVID-19 pandemic) for Aerex’s largest customer and approximately $595,000 in incremental accounts receivable arising from the addition of PERC.

Prepaid expenses and other current assets increased by approximately $1.4 million due to the prepayment of insurance policies.

Construction in progress decreased by approximately $862,000 primarily due to the completion of the renovation of the North Side Water Works plant on Grand Cayman.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the balance of 2020 include capital expenditures for our existing operations of approximately $150,000 and approximately $1.3 million for dividends payable. Our liquidity requirements may also include future quarterly dividends if such dividends are declared by our Board. Our dividend payments amounted to approximately $3.9 million for the nine months ended September 30, 2020 and approximately $5.1 million for the year ended December 31, 2019.

As of September 30, 2020, we had cash and cash equivalents of $38.2 million and working capital of $63.8 million. With the possible exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $18.4 million as of September 30, 2020 and $18.4 million as of December 31, 2019. Approximately 77% of the September 30, 2020 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary. As of October 31, 2020, CW-Bahamas’ accounts receivable from the WSC totaled approximately $15.1 million.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of September 30, 2020, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

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

Discussion of Cash Flows for the Nine Months Ended September 30, 2020

Our cash and cash equivalents decreased to $38,179,414 as of September 30, 2020 from $42,071,083 as of December 31, 2019.

Cash Flows from Operating Activities

Net cash provided by our operating activities from continuing operations was $11,909,538. This net cash reflects net income generated for the nine months ended September 30, 2020 of $3,837,889 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $5,562,483, a loss from discontinued operations of $4,448,798, an increase in accounts receivable of $1,290,015 and an increase in prepaid expenses and other current assets (primarily in the bulk segment) of $1,169,195.

Cash Flows from Investing Activities

Net cash used by our investing activities was $10,971,000. In January 2020, we acquired the remaining 49% ownership in Aerex for $8,500,000 in cash. In August 2020, we acquired an additional 10% of PERC for $900,000. Additions to property, plant and equipment and construction in progress used $1,571,450 in cash.

Cash Flows from Financing Activities

Net cash used by our financing activities was $3,872,112, almost all of which related to the payment of dividends.

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

Cayman Water

As preventative measures to combat the possible spread of COVID-19, the Cabinet of the Cayman Islands (“the Cabinet”) closed all Cayman Islands sea ports to international passenger arrivals effective March 13, 2020; and closed all Cayman Islands airports to international passenger arrivals effective March 22, 2020. Effective March 28, 2020, the Cabinet and Cayman Islands law enforcement enacted various ‘stay-at-home’ regulations and curfews, which closed all businesses not deemed essential by the government and required citizens to stay at home unless they were purchasing necessities or engaged in an essential errand. In May 2020, the Cabinet started the phased relaxation of the shelter-in-place regulations and on October 1, 2020, the Cayman Islands reopened its borders for residents or individuals who own property in the Cayman Islands that provide evidence of a negative COVID-19 test performed within three days prior to arrival in the Cayman Islands and agree to remain in quarantine for 14 days after arrival. No date has yet been set for the planned reopening of the Cayman Islands to tourists.

As a result of these measures taken by the Cayman Islands government, tourism in the Cayman Islands has temporarily ceased and economic activity on Grand Cayman has slowed dramatically. The preventative measures taken by the Cayman Islands government in response to the COVID-19 pandemic did not commence until the latter half of March 2020 and thus affected our retail sales volumes for only the last six months of the nine months ended September 30, 2020. Consequently, our retail sales volume for the nine months ended September 30, 2020 declined by only 8% from the same nine month period in 2019. However, the retail sales volume for the three months ended September 30, 2020 was 18% less than that for the three months ended September 30, 2019. We expect that our retail segment revenue and cash flows will continue to be materially adversely impacted until such time as tourism and the economy in the Cayman Islands fully recover from the impact and effects of the COVID-19 pandemic.

During the quarter ended March 31, 2020, the Cayman Islands government requested Cayman Water to temporarily suspend all disconnections for non-payment of its water services to ensure that all residents continued to have access to potable water during the COVID-19 pandemic, and to give customers that experienced financial hardship additional time to make their payments. We complied with this request. We temporarily closed our customer service office on March 30, 2020 to comply with the government’s shelter-in-place regulations and consequently our customers could not pay their bills by visiting our office until it reopened in June 2020. Postal service on Grand Cayman was suspended from late March through April 2020, which prevented us from invoicing our customers in the customary manner and we were required to employ alternative methods (including electronic mail and phone text messaging) to deliver our retail water invoices to our customers. The closure of the post office also inhibited our customers from paying us as they could not mail their payments. As as result of these circumstances, Cayman Water’s total balance of delinquent accounts receivable as of June 30, 2020 increased from historical norms and from March 30, 2020, and consequently we recorded a provision for doubtful accounts of approximately $80,000 for the three months ended June 30, 2020 for uncollectible accounts receivable. In July 2020, Cayman Water reinstituted its disconnection policy, but we expect to agree to payment plans with those delinquent customers we consider credit worthy in lieu of disconnecting their service. During the three months ended September 30, 2020, we reduced our allowance for uncollectible retail accounts receivable by $49,483 due to an improvement in collections.

Cayman Water’s operations have been designated as essential services by the Cayman Islands government. Presently, the day-to-day operations of Cayman Water’s water production facilities and distribution network have not been materially impeded by the COVID-19 pandemic – we continue to produce and supply water to meet the demand for water in our retail license area. We believe Cayman Water has adequate spare parts and supplies in stock to continue normal operations for the remainder of 2020 and into 2021.

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

The amount of water provided by OC-Cayman to the WAC for the three months ended September 30, 2020 was 5% less than that provided for the three months ended September 30, 2019 but was 1% more for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. We cannot presently determine to what extent OC-Cayman’s future revenue will be impacted by the COVID-19 pandemic.

OC-Cayman’s operations have been designated as essential services by the Cayman Islands government. Presently, OC-Cayman’s day-to-day operations have not been materially impeded by the COVID-19 pandemic – we continue to produce and supply water to meet the requirements of our two water supply agreements with the WAC. We believe OC-Cayman has adequate spare parts and supplies in stock to continue normal operations for the remainder of 2020 and into 2021.

CW-Bahamas

The government of The Bahamas enacted Emergency Powers Regulations which became effective March 18, 2020 in an effort to combat the spread of COVID-19. These regulations closed all businesses not deemed essential by the government, encouraged the employees of non-essential businesses to work remotely and imposed 24 hour shelter-in-place curfew on all residents of The Bahamas other than those engaged in essential or pre-approved activities. On March 24, 2020, the government banned all international travel to The Bahamas by closing all airports and seaports. As a result of these measures taken by The Bahamas government, tourism on New Providence Island, where CW-Bahamas operates, has temporarily ceased and economic activity in The Bahamas has slowed dramatically. In May 2020, the Bahamian government relaxed some of the shelter-in-place regulations and in July 2020, the government of The Bahamas enacted a limited reopening of The Bahamas to air travel. However, increased travel restrictions were reimposed shortly thereafter due to an increase in COVID-19 cases. As of November 2020, shelter-in-place regulations have been loosened and commercial and retail operations are permitted to open with limited capacity. Conditions for travel to The Bahamas have also been loosened and individuals that wish to travel to The Bahamas must obtain a health travel visa which will be issued upon receipt of a negative RTPCR COVID-19 test five days in advance of travel; they must submit to a mandatory COVID-19 rapid antigen test five days after arrival in The Bahamas or upon exhibiting symptoms of COVID-19 while in The Bahamas. The Bahamian government has yet to set a date for the reopening of The Bahamas to cruise ship arrivals.

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

CW-Bahamas’ operations have been designated as essential services by the government of The Bahamas. Presently, CW-Bahamas’ day-to-day operations have not been materially impeded by the COVID-19 pandemic – we continue to produce and supply water to meet the requirements of our two water agreements with the WSC. We believe CW-Bahamas has sufficient spare parts and consumables inventories to continue normal operations for the remainder of 2020 and into 2021.

Aerex

Presently, the COVID-19 pandemic has not materially impeded Aerex’s day-to-day operations.

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

Approximately 73% of PERC’s revenue of $9.6 million for the nine months ended September 30, 2020 was generated in California under contracts with government entities. The State of California has publicly acknowledged its on-going financial difficulties as a result of the COVID-19 pandemic, and such difficulties presently, or could in the future, extend to the various counties, municipalities and other government-related entities in California, including PERC’s customers, which could adversely impact PERC’s revenue and the collection of its accounts receivable.

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

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2020 and 2019, we generated approximately 28% and 39%, respectively, of our consolidated revenue and 39% and 50%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2020 and 2019, we generated approximately 32% and 39%, respectively, of our consolidated revenue and 45% and 53%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the negotiations with us for a new retail license from the WAC to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are ongoing. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license.

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

Dividends

●	On January 31, 2020, we paid a dividend of $0.085 to shareholders of record on January 2, 2020.
●	On April 30, 2020, we paid a dividend of $0.085 to shareholders of record on April 1, 2020.
●	On May 20, 2020, our Board declared a dividend of $0.085 payable on July 31, 2020 to shareholders of record on July 1, 2020.
●	On August 18, 2020, our Board declared a dividend of $0.085 payable on October 30, 2020 to shareholders of record on October 1, 2020.

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

On October 1, 2020, and following an order from a Federal Judge obtained by NSC, the Tenth Civil Judge resolved to (i) move the claim of EWG to arbitration, and (ii) suspend the corresponding ordinary mercantile procedure. Although EWG has certain remedies available to oppose to such resolution, at present NSC does not have knowledge of the filing thereof.

Notwithstanding the resolution of the Tenth Civil Judge to move to arbitration, subparagraphs a) through e) that follow describe certain separate amparo claims, an appeal and an administrative act arising from or relating to such ordinary mercantile claim, all in chronological order. Due to the current global COVID-19 pandemic, most tribunals in Mexico have suspended their activities since March 2020, with certain such tribunals restarting activities in August 2020. As such, several resolutions are pending issuance.

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

The appeal remedy filed by NSC on November 7, 2018 mentioned previously, suspended the proceeding (through the posting of a guarantee by NSC) and was resolved in December 2019 and communicated to EWG in January 2020. Such resolution revoked the order of the Tenth Civil Judge whereby EWG was granted the preliminary relief.

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

d) Administrative cancellation of registrations before the Public Registry of Property.

Despite the posting of a guarantee to release the preliminary relief sought by EWG within the ordinary mercantile claim, the Tenth Civil Judge failed to make the resolution effective, which would thereby rescind the previously mentioned preliminary relief granted to EWG.

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

e) Amparo filed by EWG against the administrative cancellation of registrations before the Public Registry of Property.

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

-

Notwithstanding the resolution to move to arbitration mentioned previously, CW-Cooperatief has not been officially served with the ordinary mercantile claim, and AdR has not been notified that it has to appear for such trial. In any event, AdR is only a named third party called to trial in this claim, and no claims have been made by EWG against AdR.

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

Furthermore, the economic downturn created by the COVID-19 pandemic is adversely impacting our customers. Such adverse impacts, should they continue for a prolonged period of time, could require us to reassess its expected future cash flows from our four reporting units and could require us to record impairment losses to reduce the carrying values of one or more of these reporting units due to a decline in their fair values.

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

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2020 and 2019, we generated approximately 28% and 39%, respectively, of our consolidated revenue and 39% and 50%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2020 and 2019, we generated approximately 32% and 39%, respectively, of our consolidated revenue and 45% and 53%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the negotiations with us for a new retail license from the Water Authority-Cayman to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are ongoing. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license.

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

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $18.4 million as of September 30, 2020 and $18.4 million as of December 31, 2019. Approximately 77% of the September 30, 2020 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of September 30, 2020, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

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

PERC, our principal services segment subsidiary, generates most of its revenue from contracts (“O&M contracts”) to operate and maintain water treatment and reuse facilities owned by third parties. For the three and nine months ended September 30, 2020, we generated revenue of approximately $2.5 million and $6.6 million, respectively, under these O&M contracts. PERC’s O&M contracts have terms ranging from one to five years, with varying renewal options exercisable solely at the discretion of the customer. Approximately 25% of PERC’s revenue for the nine months ended September 30, 2020 was generated under O&M contracts that expire at various dates through July 31, 2021. If we are unable to obtain extensions of these expiring O&M contracts, or are unable to replace the revenue lost from contracts that expire with revenue from new O&M contracts, our consolidated financial condition, results of operations, and cash flows could be adversely affected.

If Aerex’s future financial performance falls short of our most recent financial projections for this subsidiary, we may be required to record an impairment loss to reduce the carrying value of the goodwill recorded for our manufacturing reporting unit.

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

Approximately 84% and 68% of Aerex’s revenue, and 86% and 68% of Aerex’s gross profit, for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively, were generated from sales to one customer. In October 2020, this customer verbally informed Aerex that it expects (for inventory management purposes) to suspend its purchases from Aerex following the fourth quarter of 2020 for a period of approximately one year. This customer has verbally informed Aerex that it presently expects to recommence its purchases from Aerex beginning with the first quarter of 2022. However, we can offer no assurances that this customer will recommence its purchases from Aerex at that time. Furthermore, any such future purchases (should they occur) may not generate as much revenue and gross profit as Aerex has historically earned from this customer. We are seeking to replace the anticipated loss in revenue and gross profit for 2020 from this customer by increasing sales of other products that we manufacture to new and existing customers, however, we may not be able to do so.

As a result of this anticipated loss of revenue for Aerex, we updated our projections for our manufacturing reporting unit’s future cash flows. Such projections assume, in part, that Aerex’s major customer will recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020 and 2019. Based upon these updated projections we tested our manufacturing reporting unit’s goodwill for possible impairment as of September 30, 2020 using the discounted cash flow method. As a result of this impairment testing, we determined that the estimated fair value of our manufacturing reporting unit exceeded its carrying value by approximately 22% as of September 30, 2020. However, we may be required to record an impairment loss in the future to reduce the carrying value of our manufacturing reporting unit’s goodwill should we determine that Aerex’s future net cash inflows will be less than  this most current estimate. Any such impairment loss could have a material adverse impact on our consolidated financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2020, we issued 472 shares of preferred stock to five employees for cash at a price of $12.17 per share. If the employee remains employed by us through the fourth anniversary of the grant date, the preferred stock can be converted into shares of common stock on a one for one basis.

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

Date: November 16, 2020