Form 10-K
period 2020-12-31
Consolidated Water Co. Ltd.
filed 2021-03-31
CIK 928340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________________ to __________________

Commission File Number: 0-25248

CONSOLIDATED WATER CO. LTD.

(Exact name of Registrant as specified in its charter)

CAYMAN ISLANDS	98-0619652
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Regatta Office Park
Windward Three, 4th Floor, West Bay Road
P.O. Box 1114
Grand Cayman, KY1-1102, Cayman Islands	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (345) 945-4277

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.60 Par Value	CWCO	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ◻       No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ◻       No ⌧

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ⌧

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 30, 2020, was $207,036,890.

As of March 26, 2021, 15,169,687 shares of the registrant’s common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement related to its 2021 Annual Shareholders’ Meeting will be subsequently filed with the Securities and Exchange Commission and are incorporated by reference into Part III of this Form 10-K.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●tourism and weather conditions in the areas we serve;
●the impacts of the COVID-19 pandemic;
●the economic, political and social stability of each country in which we conduct or plan to conduct business;
●our relationships with the government entities and other customers we serve;
●regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
●our ability to successfully enter new markets; and
●other factors, including those “Risk Factors” set forth under Part I, Item 1A. “Risk Factors” in this Annual Report.

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

Overview

Through our subsidiaries and affiliate, we provide the following services to our customers in the Cayman Islands, The Bahamas, the United States and British Virgin Islands:

●	Retail Water Operations. We produce potable water from seawater utilizing reverse osmosis technology and supply this water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the Cayman Islands government to provide water in two of the three most populated areas on Grand Cayman. In 2020, our retail water operations generated approximately 32% of our consolidated revenue.

Bulk Water Operations. We produce potable water from seawater utilizing reverse osmosis technology and supply this water to government-owned distributors in the Cayman Islands and The Bahamas. In 2020, our bulk water operations generated approximately 33% of our consolidated revenue.

●	Services Operations. We design, construct and sell water production and water treatment plants, and we manage and operate water production plants and water treatment and reuse infrastructure for third parties. We also provide water related consulting services. In 2020, our services operations generated approximately 18% of our consolidated revenue.

●	Manufacturing Operations. We manufacture and service a wide range of specialized and custom water-related products and systems applicable to commercial, municipal and industrial water production, supply and treatment. In 2020, our manufacturing operations generated approximately 17% of our consolidated revenue.

●	Affiliate Operations. We own 50% of the voting rights and 43.53% of the equity rights of Ocean Conversion (BVI) Ltd., which produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department.

As of December 31, 2020, the number of water production and water treatment plants we and our affiliate operated in each country, and the production capacities of these plants, were as follows:

Water Production Plant Location	Plants	Capacity(1)
Cayman Islands	7	9.9
Bahamas	2	14.8
British Virgin Islands	2	0.8
Total	11	25.5
(1)	In millions of gallons per day.

Water Treatment Plant Location	Plants	Capacity(1)
USA	27	45.0
Total	27	45.0
(1)	In estimated millions of gallons per day.

Strategy

We are a multifaceted water solutions company that serves a variety of customers through multiple product and service offerings. Presently, we:

●	produce and sell potable water through the development and operation of water infrastructure that employs reverse osmosis technology to produce potable water from seawater;
●	develop, sell and manage water treatment and water reuse system infrastructure that meets regulatory, environmental and commercial needs and requirements;
●	fabricate/manufacture specialized and custom equipment and products employed in the production and treatment of water for municipal, commercial and industrial purposes; and
●	provide water-related management and consulting services.

We expect to continue to expand and diversify our products, services and markets to meet the ever-expanding global demand for water.

Key elements of our strategy include:

Market expansion. We continue to seek to expand our existing operations in the markets we believe have significant unfulfilled demands for desalinated potable water, water treatment and reuse systems and our other products and services. These markets include the Caribbean and the United States. We may also pursue business in other markets where we believe we can be successful.

Complementary products, services and businesses. We continue to aggressively pursue acquisitions or joint ventures that (i) complement and enhance our existing businesses; (ii) expand our product and service offerings and markets; and (iv) support our objective to be a multi-faceted water solution provider.

Our Company

We conduct our operations in the Cayman Islands, The Bahamas, the United States, and the British Virgin Islands through our subsidiaries and our affiliate. Our corporate organizational structure is as follows.

Retail Segment

Cayman Water Company Limited (“Cayman Water”). Cayman Water operates under an exclusive retail license granted by the Cayman Islands government to provide water to customers within a prescribed service area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. Cayman Water owns and operates four seawater reverse osmosis desalination plants. Cayman Water and the Water Authority-Cayman (“WAC”) (which is owned by the government) are Grand Cayman’s only water utilities.

Aquilex, Inc. (“Aquilex”). Aquilex, a U.S. company, provides financial, engineering, information technology, administrative and supply chain management support services to our subsidiaries and affiliate. We include Aquilex in our retail segment for financial segment reporting purposes; however, it provides services to all four of our business segments.

Bulk Segment

Consolidated Water (Bahamas) Limited (“CW-Bahamas”). We own 90.9% of CW-Bahamas, which provides bulk water under long-term contracts to the Water and Sewerage Corporation of The Bahamas (“WSC”), a government agency. CW-Bahamas owns and operates our largest desalination plant and one other desalination plant.

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

PERC Water Corporation (“PERC”). On October 24, 2019, we purchased, through our wholly-owned U.S. subsidiary, Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”), 51% of the equity in PERC, a U.S. company headquartered in Fountain Valley, California. PERC develops, builds, sells, operates and manages water, wastewater and water reuse infrastructure. In August 2020, we purchased an additional 10% ownership interest of PERC, increasing our ownership of this subsidiary to 61%.

Manufacturing Segment

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

Discontinued Operations

Mexico project development

Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), N.S.C. Agua, S.A. de C.V. (“NSC”) and Aguas de Rosarito S.A.P.I. de C.V. (“AdR”). CW-Cooperatief is a wholly-owned Netherlands subsidiary incorporated in 2010. CW-Cooperatief owns 99.9% of NSC, a Mexican company. NSC was formed to pursue a project encompassing the design, construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant which was to be located in northern Baja California, Mexico and accompanying pipeline to deliver water to the Mexican potable water system (the “Project”).

On August 22, 2016, the Public Private Partnership Agreement for the Project (the “APP Contract”) was executed between AdR, the Comisión Estatal del Agua de Baja California (“CEA”), the Government of Baja California as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”).

On June 29, 2020, the Director General of CEA and the Director General of CESPT terminated the APP Contract. As a result of the cancellation of the APP Contract, we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all Project development expenses and the impairment loss these subsidiaries incurred, have been reclassified from the services segment to discontinued operations in the accompanying consolidated financial statements as of and for the year ended December 31, 2020.

CW-Belize

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

In February 2019, we completed the sale (which was effective as of January 1, 2019) of CW-Belize to BWSL. See further discussion of this sale at Note 8 of the Notes to the Consolidated Financial Statements at ITEM 8 of this Annual Report.

Our Operations

For fiscal year 2020, our retail water, bulk water, services and manufacturing segments generated approximately 32%, 33%, 18% and 17%, respectively, of our consolidated revenue. For additional information about our business segments and geographical information about our operating revenue and long-lived assets, see Note 14 to our consolidated financial statements at ITEM 8 of this Annual Report.

Retail Water Operations

For fiscal years 2020 and 2019, our retail water operations accounted for approximately 32%, and 38%, respectively, of our consolidated revenue. This business produces and supplies water to end-users, including residential, commercial and government customers in the Cayman Islands.

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

Our retail operations in the Cayman Islands produce potable water at four seawater reverse osmosis desalination plants in Grand Cayman located at our Abel Castillo Water Works (“ACWW”), Britannia and West Bay sites. We own the land for our ACWW and West Bay plants and have entered into a lease for the land for our Britannia plant that expires January 1, 2027. The current aggregate production capacity of the two plants located at ACWW is 3.0 million gallons of water per day. The production capacity of the Britannia plant is 715,000 gallons of water per day. The production capacity of the West Bay plant is 885,000 gallons of water per day.

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

We bill our customers on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. In 2020 and 2019, bad debts represented less than 1% of our total annual retail sales. In addition to their past due invoice balance, customers that have had their service disconnected must pay re-connection charges.

Historically, demand on our water production and pipeline distribution has varied throughout the year. Demand depends upon various factors, most notably rainfall amounts and the number of tourists during any particular time of the year. In general, the majority of tourists come from the United States during the winter which is also the dry season in the Cayman Islands. The COVID-19 pandemic and the resulting cessation of tourism to the Cayman Islands have significantly reduced demand for our water. We are unable at this time to determine if or when demand for our water in the Cayman Islands will return to pre-pandemic levels.

Bulk Water Operations

For fiscal years 2020 and 2019, our bulk water operations accounted for approximately 33% and 39%, respectively, of our consolidated revenue. These operations produce potable water from seawater and sell this water to governments in the Cayman Islands and The Bahamas.

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

In response to a public bidding process for a new operations and maintenance agreement encompassing both the North Sound and Red Gate plants, OC-Cayman submitted a bid for the new agreement. In August 2018, the WAC accepted OC-Cayman’s bid for the new agreement, and the WAC and OC-Cayman entered into a new five-year contract commencing on February 1, 2019 for the operation of the North Sound and Red Gate plants. The terms of the new agreement are substantially consistent with those of the prior North Sound and Red Gate water supply agreements, except that (i) we have decreased the price we charge for the water supplied; and (ii) under the new agreement the WAC pays the energy costs for the operation of these plants directly to the utility company rather than paying OC-Cayman pass -through energy charges for these costs. The per gallon price we charged for the water supplied under the new agreement in February 2019, excluding the effect of the pass-through energy component, was approximately 25% less than the per gallon rate we charged in February 2018 under the prior agreements which expired contemporaneously with the new agreements coming into force. As a result of this price reduction (and assuming comparable sales volumes), the revenues and operating income we generate from the North Sound and Red Gate plants commencing February 1, 2019 is less than the revenues and operating income we generated from these plants under the previous agreements.

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

Bulk Water Operations in The Bahamas

We sell bulk water in The Bahamas through our majority-owned subsidiary, CW-Bahamas, to the WSC, which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. We also sold water to a private resort on Bimini through December 18, 2020.

We supply bulk water in The Bahamas from our Windsor and Blue Hills plants.

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

The Bimini plant supplied water to a private resort under a water supply agreement that expired on December 18, 2020. This plant ceased operations on that date and the plant’s remaining assets were sold to one of our former customers in Bimini.

The high-pressure pumps at our Windsor and Blue Hills plants in The Bahamas are diesel engine-driven. Electricity for the remainder of our plant operations is supplied by Bahamas Power and Light (“BPL”). We maintain a standby generator with sufficient capacity to operate essential equipment at our Windsor and Blue Hills plants and are able to produce 100% of the production capacity with these plants during temporary interruptions in the electricity supply from BPL.

Services Operations

For fiscal years 2020 and 2019, our services operations accounted for approximately 18% and 3%, respectively, of our consolidated revenue.

We provide design, engineering and construction services for desalination infrastructure projects through DesalCo, an original equipment manufacturer of seawater reverse osmosis desalination plants. DesalCo also provides management and procurement services for desalination plants and engineering services relating to municipal water production, distribution and treatment. DesalCo also conducts research and development. DesalCo sometimes tests new components and technology offered by suppliers in our business and, at times, collaborates with suppliers in the development of their products. Presently, DesalCo is providing management and purchasing services to our affiliate OC-BVI in the British Virgin Islands. In the past, DesalCo has provided consulting services to the WSC and constructed and sold desalination plants to the WAC.

On October 24, 2019, we acquired 51% of the common stock of PERC, a U.S. company headquartered in Fountain Valley, California, which commenced operations in 2004. In August 2020, we acquired an additional 10% of PERC, increasing our ownership of this subsidiary to 61%. PERC develops, builds, and sells wastewater and water reuse infrastructure. PERC also provides management services for wastewater and water reuse infrastructure under long term operations and maintenance contracts. PERC’s primary markets are California and the Southwest U.S., but it conducts business in other areas of the U.S.

Manufacturing Operations

For fiscal years 2020 and 2019, our manufacturing operations accounted for approximately 17% and 20%, respectively, of our consolidated revenue. Our manufacturing operations consists of Aerex, an original equipment manufacturer and service provider of a wide range of specialized and custom products applicable to desalination, municipal water treatment and industrial water and wastewater treatment. Aerex’s products include reverse osmosis desalination equipment, membrane separation equipment, filtration equipment, piping systems, vessels and custom fabricated components. Aerex’s manufacturing facility and headquarters are located in Fort Pierce, Florida and substantially all of its customers are U.S. companies. We acquired a 51% ownership interest in Aerex in 2016, and in January 2020 we acquired the remaining 49% ownership of Aerex.

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

Reverse Osmosis Technology

The conversion of seawater to potable water is called desalination. The primary method of seawater desalination used throughout the world is reverse osmosis. Reverse osmosis is a fluid separation process in which the saline water (i.e. seawater) is pressurized and the fresh water is separated from the saline water by passing through a semi-permeable membrane which rejects the salts. The saline water is first passed through a pretreatment system, which generally consists of fine filtration and treatment chemicals, if required. Pre-treatment removes suspended solids and organics which could cause fouling of the membrane surface. Next, a high-pressure pump pressurizes the saline water thus enabling approximately 40% conversion of the saline water to fresh water as it passes through the membrane, while more than 99% of the dissolved salts are rejected and remain in the now concentrated saline water. This concentrate is discharged without passing through the membrane, and the remaining hydraulic energy in the concentrate is transferred to the initial saline feed water with an energy recovery device thus reducing the total energy requirement for the reverse osmosis system. The final step is post-treatment, which consists of stabilizing the produced fresh water and/or removing undesirable dissolved gases, adjusting the pH and (if necessary) the mineral content, and providing chlorination to prepare it for distribution.

We use reverse osmosis technology to convert seawater to potable water at all of the desalination plants we construct and operate. We believe that this technology is the most effective and efficient conversion process for our markets. However, we are always seeking ways to maximize efficiencies in our current processes and investigating new, more efficient processes to convert seawater to potable water. The equipment at our desalination plants is among the most energy efficient available and we monitor and maintain the equipment in an efficient manner. As a result of our decades of experience in seawater desalination, we believe our expertise and experience with respect to the development and operation of desalination plants and similar facilities is easily transferable to locations outside of our current operating areas.

Wastewater Treatment Technology

Our wastewater treatment comprises various technologies which rely on the action of microorganisms to treat wastewater. The sequential batch reactor (“SBR”) technology we typically use is a conventional, proven method which has been used to treat organic wastewater for many years. More than 1,000 SBR treatment facilities are in use in the United States ranging in size from 10,000 gallons per day to 22 million gallons per day. Increasingly, we utilize Membrane Bioreactor (“MBR”) technology which utilizes micro or ultra-filtration membranes to enhance biological wastewater treatment. The improvements offered by MBR technology include a reduced physical footprint for the facility, higher quality treated effluent and the ability to treat more challenging influent.

PERC has improved upon the standard SBR and MBR processes and strives to locate its equipment underground and concealed below aesthetically pleasing buildings.

Raw Materials and Sources of Supply

All materials, parts and supplies essential to our business operations are obtained from multiple sources and we use the latest industry technology. Prior to our acquisition of Aerex, we did not manufacture any parts or components for equipment essential to our business. Aerex has manufactured some of the key components for some of our desalination plants in the past and we expect Aerex to continue to do so from time to time, however, our other businesses are not dependent on Aerex.

Our access to seawater for processing into potable water is granted through our licenses and contracts with governments of the various jurisdictions in which we have our operations.

Seasonal Variations in Our Business

Demand for our water in the Cayman Islands, The Bahamas and the British Virgin Islands is affected by variations in the level of tourism and rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, global health concerns such as COVID-19, and increased costs of fuel and airfares. In the Cayman Islands, we normally sell more water during the first and second quarters of the year, when the number of tourists is greater and local rainfall is less than in the third and fourth quarters. The COVID-19 pandemic and the resulting cessation of tourism to the Cayman Islands have significantly reduced demand for our water. We are unable at this time to determine if or when demand for our water in the Cayman Islands will return to pre-pandemic levels. Demand in The Bahamas has not been affected to the same degree by the recent drop in tourism resulting from the COVID-19 pandemic.

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

The Cayman Islands

The Cayman Islands are a British Overseas Territory and has had a stable political climate since 1670, when the Treaty of Madrid ceded the Cayman Islands to England. The Queen of England appoints the Governor of the Cayman Islands to make laws with the advice and consent of the Parliament of the Cayman Islands. The Parliament of the Cayman Islands consists of 19 elected members and two members appointed by the Governor from the Civil Service. The Cabinet is responsible for day-to-day government operations. The Cabinet consists of the Premier and six other ministers who are chosen by the Premier from its 19 popularly elected members, and the two Civil Service members. The elected members choose from among themselves a leader, who is designated the Premier, and is in effect the leader of the elected government. The Governor has reserved powers and the United Kingdom retains full control over foreign affairs and defense. The Cayman Islands are a common law jurisdiction and have adopted a legal system similar to that of the United Kingdom.

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

According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in December 2019 to be 69,914. According to the figures published by the Department of Tourism Statistics Information Center, in 2020 as compared to 2019, tourist air arrivals decreased by 71% to approximately 145,000 and cruise ship tourist arrivals decreased by 71% to approximately 530,000.

We believe that our water sales in the Cayman Islands are more positively impacted by stay-over tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only visit the island for one day or less and do not remain on the island overnight. Our water sales in the Cayman Islands are also greatly impacted by rainfall patterns and amounts on Grand Cayman. The COVID-19 pandemic and the resulting cessation of tourism to the Cayman Islands have significantly reduced demand for our water. We are unable at this time to determine if or when demand for our water in the Cayman Islands will return to pre-pandemic levels.

The Bahamas. The Bahamas government, through the WSC, supplies all of the piped water on the island of New Providence, Bahamas, which includes Nassau, the largest city, political capital and commercial hub of The Bahamas. We supply water to the WSC through the water supply agreements for our Blue Hills and Windsor plants, which are located in Nassau. New Providence is the most populous island in The Bahamas, with more than 70% of the country’s population. A 2010 census placed the population of New Providence at approximately 246,000; more recent estimates suggest it is approximately 275,000. According to statistics published by the Bahamas Ministry of Tourism, the number of cruise ship arrival and air arrival tourists to New Providence exceeded 2.8 million and 1.3 million, respectively, in 2019 and are estimated to have dropped by more than 70% in each case in 2020.

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

We are the only non-government-owned public water utility on Grand Cayman. The Cayman Islands government, through the WAC, supplies water to parts of Grand Cayman located outside of our licensed service area. Although we have no competition within our exclusive retail license service area for potable water, our ability to expand our service area is at the discretion of the Cayman Islands government. We have competed with such companies as SUEZ (formerly GE Water), Veolia, IDE Technologies and small local contractors for bulk water supply contracts with the WAC and expect to compete with these and other companies for any new water supply contracts awarded by the WAC.

The Bahamas. We have competed with companies such as SUEZ (formerly GE Water), Veolia, IDE Technologies, and TSG for the contracts with The Bahamas government to build and operate seawater desalination plants in the past. We expect to compete with these companies and others for any future water supply contracts in The Bahamas.

British Virgin Islands. In the British Virgin Islands, SUEZ (formerly GE Water) operates seawater reverse osmosis desalination plants in West End, Tortola, and on Virgin Gorda and generally bids against OC-BVI for projects. Seven Seas Water owns and operates a 2.75 million gallon per day desalination plant in Parakeeta Bay, Tortola for the British Virgin Islands government. We expect that OC-BVI will be required to compete against SUEZ (formerly GE Water), Seven Seas Water and other parties for any future business opportunities that may arise in the British Virgin Islands.

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

Human Capital

We are committed to a work environment that is welcoming, inclusive and encouraging. To achieve our plans and goals, it is imperative that we attract and retain top talent. In order to do so, we aim to have a safe and encouraging workplace, with opportunities for our employees to grow and develop professionally, supported by strong compensation, benefits, and other incentives. Historically, we have experienced a low turnover of employees.

As of March 26, 2021, we employed a total of 102 persons, 60 in the Cayman Islands, 22 in the United States, and 20 in The Bahamas. We also leased 20 employees for Aerex’s manufacturing activities in the United States, leased 71 employees for PERC’s activities in the United States and managed the five employees of OC-BVI in the British Virgin Islands. We have 15 management employees and 40 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. We have no collective bargaining agreements with our employees, and none are represented by labor unions. We consider our relationships with our employees to be good.

Throughout the COVID-19 pandemic, some of our employees have been working remotely. We implemented a number of significant safety measures based on current guidelines recommended by the Centers for Disease Control for employees who work at our facilities. These include, but are not limited to, social distancing, capacity limitations, mask requirements in common areas, weekly deep cleaning and daily sanitation procedures.

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

The worldwide coronavirus (COVID-19) pandemic was formally recognized by the World Health Organization on March 11, 2020. In response to this pandemic, the governments of the countries in which we operate - the Cayman Islands, The Bahamas, and the United States - implemented preventative measures to slow the spread of COVID-19, measures which have had profound adverse consequences for the economies of those countries. Tourism, a major economic driver for the Cayman Islands, has temporarily ceased due to closing of the country to tourist arrivals by air and sea travel. Tourists arrivals to The Bahamas by air and sea have declined significantly due to the pandemic and continue to be only a small fraction of pre-pandemic numbers due to travel restrictions within and outside of The Bahamas, as well the continued reluctance of people to travel internationally. Overall economic activity in the United States has also declined precipitously.

As a result of the impact of the COVID-19 pandemic on the economies of the countries in which we operate, we have experienced, and will continue to experience, decreases in our consolidated revenue, cash flows generated from operations, and overall liquidity as compared to comparable prior periods.

Furthermore, the economic downturn created by the COVID-19 pandemic is adversely impacting our customers. Such adverse impacts, should they continue for a prolonged period of time, could require us to reassess the expected future cash flows from our four reporting units and could require us to record impairment losses to reduce the carrying values of one or more of these reporting units due to a decline in their fair values.

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

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2020 and 2019, we generated approximately 32% and 38%, respectively, of our consolidated revenue and 44% and 53%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $16.8 million and $18.4 million as of December 31, 2020 and 2019, respectively. Approximately 76% of the December 31, 2020 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of December 31, 2020, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

We believe the delays we have experienced in collecting CW-Bahamas’ receivables have been further extended by the impact of the COVID-19 pandemic on the economy of The Bahamas.

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

PERC, our principal services segment subsidiary, generates most of its revenue from contracts (“O&M contracts”) to operate and maintain water treatment and reuse facilities owned by third parties. For the year ended December 31, 2020, we generated revenue of approximately $9.2 million under these O&M contracts. PERC’s O&M contracts have terms ranging from one to five years, with varying renewal options exercisable solely at the discretion of the customer. Approximately 19% of PERC’s revenue for the year ended December 31, 2020 was generated under O&M contracts that expire at various dates through December 31, 2021. If we are unable to obtain extensions of these expiring O&M contracts, or are unable to replace the revenue lost from contracts that expire with revenue from new O&M contracts, our consolidated financial condition, results of operations, and cash flows could be adversely affected.

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

Approximately 80% and 68% of Aerex’s revenue, and 89% and 68% of Aerex’s gross profit, for the years ended December 31, 2020 and 2019, respectively, were generated from sales to one customer. In October 2020, this customer verbally informed Aerex that, for inventory management purposes, it was suspending its purchases from Aerex following 2020 for a period of approximately one year. This customer has verbally informed Aerex that it presently expects to recommence its purchases from Aerex beginning with the first quarter of 2022. However, we can offer no assurances that this customer will recommence its purchases from Aerex at that time. Furthermore, any such future purchases (should they occur) may not generate as much revenue and gross profit as Aerex has historically earned from this customer. We are seeking to replace the anticipated loss in revenue and gross profit from this customer by increasing sales of other products that we manufacture to new and existing customers, however, we may not be able to do so.

As a result of this anticipated loss of revenue for Aerex, we updated our projections for our manufacturing reporting unit’s future cash flows. Such projections assume, in part, that Aerex’s major customer will recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020 and 2019. Based upon these updated projections, we tested our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. As a result of this impairment testing, we determined that the estimated fair value of our manufacturing reporting unit exceeded its carrying value as of December 31, 2020. However, we may be required to record an impairment loss in the future to reduce the carrying value of our manufacturing reporting unit’s goodwill should we determine that Aerex’s future net cash inflows will be less than our most current expectations. Any such impairment loss could have a material adverse impact on our consolidated financial condition and results of operations.

The profitability of our contracts is dependent upon our ability to accurately estimate construction and operating costs.

The cost estimates we prepare in connection with the construction and operation of our plants are subject to inherent uncertainties. Additionally, the terms of our water supply contracts may require us to guarantee the price of water on a per unit basis, subject to certain annual inflation and monthly energy cost adjustments, and to assume the risk that the costs associated with producing this water may be greater than anticipated. Because we base our contract prices in part on our estimation of future construction and operating costs, the profitability of our plants and management contracts is dependent on our ability to estimate these costs accurately. The cost of materials and services and the cost of the delivery of such services may increase significantly after we submit our bid for a plant, which could cause the gross profit for a plant to be less than we anticipated when the bid was made. The profit margins we initially expect to generate from a plant could be further reduced if future operating costs for that plant exceed our estimates of such costs. These future operating costs could be affected by a variety of factors, including lower than anticipated production or treatment efficiencies and geo-hydrological conditions at the plant site that differ materially from those we believed would exist at the time we submitted our bid. Any construction and operating costs for our plants that significantly exceed our initial estimates could adversely impact our results of operations, financial condition and cash flows.

A significant portion of our consolidated revenue is derived from our water supply agreements with the WSC. The loss of the WSC as a customer would adversely affect us.

One bulk water customer, the WSC, accounted for approximately 30% of our consolidated revenue for the year ended December 31, 2020. If, for financial or other reasons, the WSC does not comply with the terms of our water supply agreements our consolidated financial condition, results of operations, and cash flows could be materially adversely affected.

Our operations are affected by tourism and are subject to seasonal fluctuations and other factors beyond our control that could affect the demand for our water.

Demand for our water in the Cayman Islands and The Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, global health concerns (such as COVID-19), and increased costs of fuel and airfare. In the Cayman Islands, we normally sell more water during the first and second quarters of the year, when the number of tourists is greater and local rainfall is less than in the third and fourth quarters. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely impact our results of operations and cash flows. The COVID-19 pandemic and the resulting cessation of tourism to the Cayman Islands have significantly reduced demand for our water. We are unable at this time to determine if or when demand for our water in the Cayman Islands will return to pre-pandemic levels. Demand in The Bahamas has not been affected to the same degree by the recent drop in tourism resulting from the COVID-19 pandemic.

Performance shortfalls under any of our bulk supply contracts could result in penalties or cancellation of the contract.

Our bulk water supply agreements require us to meet specified minimum quality, quantity and energy consumption guarantees. Membrane fouling or other technical problems could occur at any of our plants, and if we are unable to meet the guarantees due to such technical problems, we could be in default of the supply agreement and subject to various adverse consequences, including financial penalties or cancellation of the agreement.

Our operations could be harmed by natural disasters such as hurricanes, tropical storms or earthquakes.

A natural disaster could cause major damage to our equipment and properties and the properties of our customers, including the large tourist properties in our areas of operation. For example, in January 2020, Grand Cayman experienced an earthquake which damaged our storage tanks. Any future disaster could cause us to lose use of our equipment and properties and incur additional repair costs. Damage to our customers’ properties and the adverse impact on tourism could result in a decrease in water demand. A natural disaster could also disrupt the delivery of equipment and supplies, including electricity, necessary to our operations. These and other possible effects of natural disasters could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows..

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

We are subject to the local regulations of the Cayman Islands, The Bahamas and the British Virgin Islands, all of which are subject to change. Any government that regulates our operations may issue legislation or adopt new regulations, including but not limited to:

●restricting foreign ownership (by us);
●providing for the expropriation of our assets by the government;
●providing for nationalization of public utilities by the government;
●providing for different water quality standards;
●unilaterally changing or renegotiating our license and agreements;
●restricting the transfer of U.S. currency; or
●causing currency exchange fluctuations/devaluations or enacting changes in tax laws.

As new laws and regulations are issued, we may be required to modify our operations and business strategy, which we may be unable to do in a cost-effective manner. Failure by us to comply with applicable regulations could result in the loss of our authorizations to operate, the assessment of penalties or fines, or otherwise may have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

Unforeseen environmental costs could adversely affect our business and results of operations.

We are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing water quality and contamination, the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. In particular, we face increasing complexity in our operations as we adjust to new and future requirements relating to water quality, the composition of our other products, their safe use, the energy consumption associated with our operations, and climate change laws and regulations. If we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws, we could incur substantial costs or face other sanctions, which may include restrictions on operating in certain jurisdictions. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean-up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs to comply with environmental laws are difficult to predict. In addition, any complaints or lawsuits against us based on water quality and contamination may receive negative publicity that can damage our reputation and adversely affect our business and trading price of our common stock.

If we fail to abide by laws, rules and regulations relating to human and workers’ rights, we could be subject to suit and our reputation could be harmed, which could result in losses in our business and financial results.

We are subject to various federal, state, local and foreign laws and regulations concerning human rights, including laws prohibiting discrimination, harassment, and forced or child labor, and establishing wage and hour standards. If we were to violate or become liable under human or workers’ laws, we could incur substantial costs or face other sanctions. Our potential exposure includes fines and civil or criminal sanctions or liability. The amount and timing of costs to comply with human and workers’ rights laws are difficult to predict. Additionally, the success of our business depends on earning and maintaining the trust and confidence of our customers, suppliers, stockholders and the communities in which we operate, our ability to compete for future opportunities, and our reputation among existing and potential clients and partners. Our reputation is critical to our business and could be impacted by events that may be difficult or impossible to control, and costly or impossible to remediate. For example, alleged or actual failures by us or our employees to comply with applicable human or workers’ rights laws, rules or regulations, expectations and perceptions of our employment and environmental, social and governance practices, threatened or actual litigation against us or our employees, or the public announcement and potential publicity surrounding any of these issues, even if inaccurate, satisfactorily addressed, or if no violation or wrongdoing actually occurred, could adversely impact our reputation and relationships with customers, suppliers, stockholders and the communities in which we operate, and our ability to renew or negotiate new agreements for projects. Any such failure or reputational harm could have an adverse effect on our financial condition and results of operations.

We rely on the efforts of key employees. Our failure to retain these employees could adversely affect our results of operations.

Our success depends upon the abilities of our Executive Officers. In particular, the loss of the services of Frederick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2023. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will extend his employment agreement with us.

Our business could be adversely affected by cyber threats or other interruptions in information technology, communications networks and operations.

As part of our operations, we rely on computer systems to process transactions and communicate with our suppliers and other third parties. We rely on continued and unimpeded access to secure network connections to communicate between locations and on reliable internet connections to communicate with external parties. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot be assured that all our systems and processes are free from vulnerability to evolving and increasingly sophisticated cyber-attacks, to other physical breaches or to inadvertent data disclosure by third parties or by us. A significant data security breach, including misappropriation of customer, supplier or employee confidential information, could cause us to incur significant costs, which may include potential costs of investigations, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation, remediation and litigation, substantial repair or replacement costs. We could also experience data losses that would impair our ability to manage our business operations, including accounting and project costs, manage our water and distribution systems or process transactions and have a negative impact on our reputation and loss of confidence of our customers, suppliers and others, any of which could have a material adverse impact on our consolidated financial condition, results of operations and cash flows and our business in general.

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

Although we report our results in United States dollars, most of our revenue is earned in other currencies. These currencies have been fixed to the United States dollar for more than 20 years. Consequently, we do not employ hedging strategies against the foreign currency exchange rate risk associated with conducting business in foreign currencies while reporting in United States dollars. If any of the existing fixed exchange rates for these other currencies becomes a floating exchange rate and any of these currencies depreciate against the U.S. dollar, our consolidated financial condition, results of operations and cash flows could be materially adversely affected.

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

For the year ended December 31, 2020, the average daily trading volume of our common stock was approximately 74,000 shares, a much lower trading volume than that of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to the limited volume of trading in our common stock, an investor in our stock may have difficulty selling larger volumes of our common stock in the manner, or at the price, that might be attainable if our common stock were more actively traded.

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

Bahamas Properties

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

Our Aquilex warehouse consists of 4,100 square feet located in Sunrise, Florida that has been leased through September 2025. Our Aquilex office consists of 6,500 square feet located in Coral Springs, Florida that has been leased through March 2026.

PERC leases approximately 4,100 square feet of office space in Fountain Valley, California that serves as its corporate headquarters. This lease expires in August 2021.

Mexico Properties

NSC owns 20.1 hectares of land in Rosarito Beach, Baja California, Mexico.

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

In January 2018, EWG initiated an ordinary mercantile claim against the individual shareholder, NSC and CW-Cooperatief, (with AdR being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”). In the ordinary mercantile claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99% as a consequence of the Option Agreement. EWG requested that the courts, as a preliminary matter (a) suspend the effectiveness of the challenged transactions; (b) order certain public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. The Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental and public entities involved with the “Rosarito” water desalination project, including the registration of the pendency of the lawsuit in certain public records.

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

Notwithstanding the resolution of the Tenth Civil Judge to move to arbitration, subparagraphs a) through e) that follow describe certain separate amparo claims, an appeal and an administrative act arising from or relating to such ordinary mercantile claim, all in chronological order. Due to the current global COVID-19 pandemic, most tribunals in Mexico have suspended their activities intermittently since March 2020, with certain such tribunals restarting activities in August 2020. As such, several resolutions are pending issuance.

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

In January 2020, EWG filed a new amparo claim against the resolution of the appeal remedy previously mentioned in item b). NSC has responded to this new amparo to vigorously oppose such amparo claim of EWG and to uphold the resolution of such appeal remedy. To this date, this amparo claim has not been resolved and, as such, it does not affect the revocation of the preliminary relief.

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

In November 2019, NSC learned that EWG had filed an amparo claim before the Third District Court in Tijuana against such encumbrances cancellation resolution, and in December 2019, NSC responded to such claim, vigorously opposing it. Thereafter, NSC submitted a motion to dismiss, based on the resolution of the appeal remedy mentioned previously in subparagraph b) revoking the preliminary relief, previously mentioned in item (ii). The Court resolved in favor of such motion to dismiss, and thereafter certified that EWG did not file an appeal remedy against such resolution within the applicable term. Thus, the mentioned dismissal is definitive.

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

On January 2, 2020, March 18, 2020 and January 4, 2021, we issued a total of 28,891 shares, 36,007 shares and 25,789 shares of our common stock, respectively, to Executive Officers under the 2008 Equity Incentive Plan. On December 15, 2020, we issued a total of 19,712 shares of our common stock to our Directors under the Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “ITEM 11. EXECUTIVE COMPENSATION.”

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

Holders

As of March 26, 2021, we had 730 holders of record of our common stock.

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

	2020	2019
First Quarter	$0.085	$0.085
Second Quarter	0.085	0.085
Third Quarter	0.085	0.085
Fourth Quarter	0.085	0.085
	$0.34	$0.34

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

Overview

Our water production operations and activities, and those of our affiliate OC-BVI, are conducted at 11 plants in three countries: the Cayman Islands, The Bahamas, and the British Virgin Islands. The following table sets forth the comparative combined production capacity of our retail and bulk segments and our affiliate as of December 31 of each year.

Comparative Operations
2020			2019
Location	Plants	Capacity (1)	Location	Plants	Capacity (1)
Cayman Islands	7	9.9	Cayman Islands	7	9.9
Bahamas(2)	2	14.8	Bahamas	3	14.9
British Virgin Islands	2	0.8	British Virgin Islands	2	0.8
Total	11	25.5	Total	12	25.6

(1) In millions of gallons per day.

(2) As of December 18, 2020, we ceased operations of our water production and supply business in South Bimini, The Bahamas.

Our water treatment and reuse facilities are conducted at 27 plants in the United States. The following table sets forth the comparative combined estimated production capacity of our services segment as of December 31 of each year.

Comparative Operations
2020			2019
Location	Plants	Capacity (1)	Location	Plants	Capacity (1)
USA	27	45.0	USA	21	20.3
Total	27	45.0	Total	21	20.3

(1) In estimated millions of gallons per day.

Cayman Islands

We have been operating our business on Grand Cayman since 1973 and have been using reverse osmosis technology to convert seawater to potable water since 1989. The Cayman Islands have a limited natural supply of fresh water. We have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to the Seven Mile Beach and West Bay areas of Grand Cayman. This license expired in January 2018 but as discussed in the following paragraph we continue to provide water under the terms of this license. Our Grand Cayman operations consist of four company-owned seawater reverse osmosis desalination plants which provide water to approximately 6,900 retail residential and commercial customers within a government licensed area and three government-owned seawater reverse osmosis plants which supply bulk water to the WAC. Our pipeline system on Grand Cayman Island covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 100 miles of potable water pipe.

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

The Bahamas

CW-Bahamas produces potable water from two seawater reverse osmosis desalination plants. The Windsor plant and the Blue Hills plant are located in Nassau, New Providence and have a total installed capacity of 14.8 million gallons per day. CW-Bahamas supplies water from these plants to the Water and Sewerage Corporation of The Bahamas (“WSC”) under long-term supply agreements. During 2020, we supplied approximately 4.2 billion gallons (2019: 4.0 billion gallons) of water to the WSC from these plants.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable. Representatives of the Bahamas government have informed us that their delays in paying our accounts receivables did/do not reflect any type of dispute with us with respect to the amounts owed. To date, we have not been required to provide an allowance for any delinquent CW-Bahamas accounts receivable as such amounts were eventually paid in full. Based upon our experience, we believe that the present accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables. Such accounts receivable balances due from The Bahamas government amounted to $16.8 million and $18.4 million as of December 31, 2020 and 2019, respectively. See further discussion of this matter at ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - CW Bahamas Liquidity.

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

For the years ended December 31, 2020 and 2019, we estimated the fair value of our reporting units by applying the discounted cash flow method, which relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis.

We also estimated the fair value of each of our reporting units for the years ended December 31, 2020 and 2019 by applying the guideline public company method. We also estimated the fair value of each of our reporting units for the year ended December 31, 2019 by referencing the market multiples implied by guideline merger and acquisition transactions (the mergers and acquisition method). We considered utilizing the mergers and acquisition method for the year ended December 31, 2020 but due to a lack of relevant meaningful mergers and acquisition activity during the year, such method was not utilized for 2020.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings we applied to each method for the years ended December 31, 2020 and 2019 were as follows:

	As of December 31, 2020
Method	Retail	Bulk	Services	Manufacturing
Discounted cash flow	80%	80%	80%	80%
Guideline public company	20%	20%	20%	20%
Mergers and acquisitions	—%	—%	—%	—%
	100%	100%	100%	100%

	As of December 31, 2019
Method	Retail	Bulk	Manufacturing
Discounted cash flow	80%	80%	80%
Guideline public company	10%	10%	10%
Mergers and acquisitions	10%	10%	10%
	100%	100%	100%

The fair values we estimated for our retail, bulk, services and manufacturing reporting units exceeded their carrying amounts by 101%, 49%, 17% and 31%, respectively, as of December 31, 2020. The fair values we estimated for our retail and bulk reporting units exceeded their carrying amounts by 74% and 58%, respectively, as of December 31, 2019. The assets and liabilities for our services reporting unit consist almost entirely of those for PERC, which was acquired at fair value on October 24, 2019, and therefore we estimate the fair value of our services reporting unit closely approximated its carrying value at December 31, 2019. Our manufacturing reporting unit consists entirely of Aerex and the remaining 49% ownership interest of Aerex was purchased on January 24, 2020 for $8,500,000. We considered this purchase, the manufacturing reporting unit’s results of operations for the year ended December 31, 2019, the manufacturing reporting unit’s projected results of operations for the year ended December 31, 2020, and the amount by which the estimated fair value of the manufacturing reporting unit exceeded its carrying amount as of December 31, 2018 to determine that it is more likely than not that the fair value of our manufacturing reporting unit exceeded its carrying amount as of December 31, 2019.

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

Approximately 80% and 68% of Aerex’s revenue, and 89% and 68% of Aerex’s gross profit, for the years ended December 31, 2020 and 2019, respectively, were generated from sales to one customer. In October 2020, this customer verbally informed Aerex that, for inventory management purposes, it was suspending its purchases from Aerex following 2020 for a period of approximately one year. This customer has verbally informed Aerex that it presently expects to recommence its purchases from Aerex beginning with the first quarter of 2022. However, we can offer no assurances that this customer will recommence its purchases from Aerex at that time. Furthermore, any such future purchases (should they occur) may not generate as much revenue and gross profit as Aerex has historically earned from this customer. We are seeking to replace the anticipated loss in revenue and gross profit from this customer by increasing sales of other products that we manufacture to new and existing customers, however, we may not be able to do so.

As a result of this anticipated loss of revenue for Aerex, we updated our projections for our manufacturing reporting unit’s future cash flows. Such projections assume, in part, that Aerex’s major customer will recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020 and 2019. Based upon these updated projections, we tested our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. As a result of this impairment testing, we determined that the estimated fair value of our manufacturing reporting unit exceeded its carrying value as of December 31, 2020. However, we may be required to record an impairment loss in the future to reduce the carrying value of our manufacturing reporting unit’s goodwill should we determine that Aerex’s future net cash inflows will be less than our most current expectations. Any such impairment loss could have a material adverse impact on our consolidated financial condition and results of operations.

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

On June 29, 2020, our Mexico subsidiary, AdR, received a letter from the State of Baja California (the “State”) terminating AdR’s contract with the State involving the construction and operation of a desalination plant in Rosarito California and accompanying aqueduct to deliver the water produced by this plant to the Mexican public water system. As a result of the cancellation of this contract, we recorded an impairment loss for rights of way acquired for the contract’s proposed aqueduct of $(3.0 million) for the three months ended June 30, 2020, which is reflected in our loss from discontinued operations for the year ended December 31, 2020.

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

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Discontinued Operations – Mexico Project Development

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

In November 2015, the State officially commenced the required public tender for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and an aqueduct that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium (the “Consortium”) comprised of NSC, Suez Medio Ambiente México, S.A. de C.V. (“Suez MA”), a subsidiary of SUEZ International, S.A.S., and NuWater S.A.P.I. de C.V. (“Nuwater”) submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of the tender process for the Project.

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

On June 29, 2020, AdR received a letter (the “Letter”) from the Director General of CEA and the Director General of CESPT terminating the APP Contract. The reasoning provided in the Letter for the decision to terminate the APP Contract is that the Project (a) is not financially feasible due to increases in the construction, operating and financing costs for the Project in addition to negative changes in economic conditions (e.g. interest rates and currency exchange rates); (b) is not sustainable for CEA and CESPT given its financial unfeasibility; (c) puts pressure to increase the rates charged to customers; (d) would force the Government of the State to cover a deficit of CEA and CESPT, thus preventing the State Government from spending on investment programs or social expenditures; and (e) negatively affects the general interest. The Letter requested that AdR provide an inventory of the assets that currently comprise the “Project Works” (as defined in the APP Contract) for the purpose of acknowledging and paying the non-recoverable expenses made by AdR in connection with the Project, with such reimbursement to be calculated in accordance with the terms of the APP Contract. The applicable law requires this list of non-recoverable expenses made by AdR in connection with the Project be submitted to CEA and CESPT within 20 business days from the date of receipt of the Letter. AdR initiated an amparo claim before a federal district court in Tijuana, Baja California, to challenge the provision of the applicable law requiring submittal of the list of non-recoverable expenses within the 20 business days term, as AdR considered such term to be unreasonably short due to the magnitude of the Project and the scope of supporting documentation required to be provided with respect to the non-recoverable expenses. AdR obtained an initial provisional suspension of the lapsing of such 20 day term from the court, and on August 10, 2020 the court made such suspension definitive until the completion of the amparo trial. As such, the 20 day term for filing the list of non-recoverable expenses was suspended. Therefore, on August 28, 2020, AdR submitted their list of non-recoverable expenses, including those of NSC, to CEA and CESPT which was comprised of 51,144,525 United States dollars and an additional 137,333,114 Mexican pesos. In February 2021, AdR withdrew this claim which was accepted by the federal district court in Tijuana.

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

As a result of the cancellation of the APP Contract, during the three months ended September 30, 2020, we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all Project development expenses and the impairment loss these subsidiaries incurred, have been reclassified from the services segment to discontinued operations in the accompanying consolidated financial statements as of and for the years ended December 31, 2020 and 2019. Our net losses from discontinued operations for the years ended December 31, 2020 and 2019 of $(4,902,243) and $(2,333,255), respectively, consist of legal, accounting, engineering, administrative, consulting and other costs relating to Project development activities and, for 2020, our activities following the cancellation of the APP Contract to pursue reimbursement from the State.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2020 was $3,711,528 ($0.24 per share on a fully diluted basis), as compared to $12,176,093 ($0.80 per share on a fully diluted basis) for 2019.

The following discussion and analysis of our consolidated results of operations and our results by segment refers only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2020 was $8,613,771 ($0.56 per share on a fully diluted basis), as compared to $10,888,178 ($0.72 per share on a fully diluted basis) for 2019.

Total revenue for 2020 increased to $72,628,126 from $68,793,651 in 2019, primarily as a result of the addition of PERC’s revenue to our services segment. Gross profit for 2020 was $26,768,455 (37% of total revenue) as compared to $28,274,348 (41% of total revenue) for 2019. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative expenses (“G&A expenses”) on a consolidated basis increased to $18,434,898 for 2020 as compared to $17,001,164 for 2019 due to the addition in 2020 of PERC’s G&A expenses of approximately $2.8 million, which includes approximately $564,000 of amortization expense for certain intangible assets recorded in connection with the acquisition of PERC. Serving to partially offset the incremental PERC expenses was a decrease of approximately $536,000 in business development expenses and a decrease of approximately $514,000 in amortization expense resulting from the completion of the amortization period for certain intangible assets recorded in connection with the acquisition of Aerex.

In June 2019, we completed the sales of our CW-Bali assets and its stock for $365,000 and $25,000, respectively. Such sales constitute most of the $445,041 gain on asset dispositions for 2019.

Other income, net, increased to $1,082,946 in 2020, as compared to $786,552 in 2019. This increase is primarily attributable to the income generated from our investment in the profit-sharing plan of OC-BVI and our equity in the earnings of OC-BVI, which in the aggregate were approximately $446,000 higher in 2020 than in 2019 as a result of the receipt by OC-BVI in 2020 of approximately $815,648 in delinquent interest income.

Results by Segment

Retail Segment:

The retail segment incurred a net loss from operations of $(1,004,924) for 2020. The retail segment contributed $1,820,077 to our income from operations for 2019.

Revenue generated by our retail water operations decreased to $22,952,370 in 2020 from $26,456,022 in 2019. The reduction in revenue reflects a 13% decrease in the volume of water sold by Cayman Water due to the closing of Grand Cayman Island to all tourist travel in March 2020 in response to the COVID-19 pandemic and lower energy prices in 2020 than in 2019, which decreased the energy pass-through component of our Cayman Water retail revenue by approximately $861,000.

Retail segment gross profit decreased to $11,871,556 (52% of retail revenue) for 2020 as compared to $14,844,857 (56% of retail revenue) for 2019 principally as a result of the drop in revenue.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses decreased to $12,879,445 for 2020 as compared to $13,422,821 for 2019 primarily as a result of a decrease in business development expenses of approximately $536,000.

Bulk Segment:

The bulk segment contributed $6,100,134 and $7,188,007 to our income from operations for 2020 and 2019, respectively.

Bulk segment revenue was $24,312,546 and $26,986,108 for 2020 and 2019, respectively. The decrease in bulk segment revenue from 2019 to 2020 is attributable to both OC-Cayman and CW-Bahamas. OC-Cayman experienced a decline in revenue of approximately $1,213,000 as a result of the two new contracts at lower rates with the WAC for water supplied from (1) the Red Gate and North Sound plants which commenced in February 2019 and expires in 2024 and (2) the North Side Water Works plant, which commenced in July 2019 and expires in 2026. CW-Bahamas experienced a decline in revenue of approximately $1.5 million due to lower energy costs, which correspondingly decreased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for the bulk segment was $7,352,983 (30% of bulk segment revenue) and $8,379,303 (31% of bulk segment revenue) for 2020 and 2019, respectively. Gross profit decreased in 2020 as compared to 2019 due to repairs and maintenance for CW-Bahamas for 2020 that exceeded those incurred in 2019 and lower margins earned by OC-Cayman on its new contracts (as compared to its previous contracts) with the WAC.

Bulk segment G&A expenses remained relatively consistent at $1,260,062 for 2020 as compared to $1,238,296 for 2019.

Services Segment:

The services segment contributed $408,529 and $151,828 to our income from operations for 2020 and 2019, respectively.

Services segment revenue increased to $12,937,859 for 2020 from $1,759,446 for 2019 due to the addition of $11,116,383 in revenue from PERC as a result of our acquisition of a controlling interest in this company in late October 2019.

The gross profit for the services segment increased to $3,239,645 (25% of services segment revenue) for 2020 from $544,253 (31% of services segment revenue) for 2019 as a result of the addition of PERC.

G&A expenses for the services segment increased to $2,834,917 for 2020 as compared to $392,425 for 2019 due to the addition of PERC.

Manufacturing Segment:

The manufacturing segment contributed $2,843,815 and $2,558,313 to our income from operations for 2020 and 2019, respectively.

Manufacturing segment revenue was $12,425,351 and $13,592,075 for 2020 and 2019, respectively. Manufacturing segment revenue decreased from 2019 to 2020 due to a decrease in orders in the fourth quarter of 2020.

Manufacturing segment gross profit was $4,304,271 (35% of manufacturing segment revenue) and $4,505,935 (33% of manufacturing segment revenue) for 2020 and 2019, respectively. The increase in manufacturing segment gross profit as a percentage of revenue stems from a mix of higher margin projects, coupled with overall higher production activity that led to improved plant efficiency.

G&A expenses for the manufacturing segment dropped to $1,460,474 for 2020 as compared to $1,947,622 for 2019 as a result of a decrease of approximately $514,000 in the amortization expenses resulting from the completion of the amortization period for certain intangible assets recorded in connection with the acquisition of Aerex.

Approximately 80% and 68% of our manufacturing segment revenue, and 89% and 68% of our manufacturing segment gross profit, for 2020 and 2019, respectively, were generated from sales to one customer. In October 2020, this customer verbally informed Aerex that, for inventory management purposes, it was suspending its purchases from Aerex following  2020 for a period of approximately one year. This customer has verbally informed Aerex that it presently expects to recommence its purchases from Aerex beginning with the first quarter of 2022. However, we can offer no assurances that this customer will recommence its purchases from Aerex at that time. Furthermore, any such future purchases (should they occur) may not generate as much revenue and gross profit as Aerex has historically earned from this customer. We are seeking to replace this anticipated loss in revenue and gross profit by increasing sales of other products that we manufacture to new and existing customers, however, we may not be able to do so. Consequently, our manufacturing segment revenue and gross profit for 2021 may decline as compared to the two prior years.

FINANCIAL CONDITION

The significant changes in the components of our consolidated balance sheet as of December 31, 2020 as compared to December 31, 2019 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable decreased by approximately $1.5 million. This net decrease reflects a decrease in CW-Bahamas’ accounts receivable of approximately $1.6 million from the WSC and a decrease of $450,000 of retail accounts receivable due to lower water sales in Cayman Islands. The decreases were offset by an increase of approximately $414,000 in accounts receivable arising from the addition of PERC.

Prepaid expenses and other current assets increased by approximately $853,000 primarily due to the prepayment of taxes of approximately $441,000, new lease assets of approximately $65,000 as well as additional prepaid insurance of approximately $55,000.

Contract assets decreased by approximately $1.2 million due to the completion of a major project by Aerex.

Construction in progress decreased by approximately $895,000 primarily due to the completion of the renovation of the North Side Water Works plant on Grand Cayman.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for 2021 include capital expenditures for our existing operations of approximately $6.3 million, which includes $4.0 million for the replacement of the 26 year old West Bay seawater desalination plant in Grand Cayman and approximately $1.3 million for dividends payable. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $5.1 million for the years ended December 31, 2020 and 2019.

As of December 31, 2020, we had cash and cash equivalents of $43.8 million and working capital of $66.0 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $16.8 million and $18.4 million as of December 31, 2020 and 2019, respectively. Approximately 76% of the December 31, 2020 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of December 31, 2020, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

We believe the delays we have experienced in collecting CW-Bahamas’ receivables were extended due to the impact of Hurricane Dorian, which devastated the northern Bahamas in September 2019 and the severe economic impact of the COVID-19 pandemic on The Bahamas government’s revenue sources.

As of February 28, 2021, CW-Bahamas’ accounts receivable from the WSC totaled $19.6 million.

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

Discussion of Cash Flows for the Year Ended December 31, 2020

Our cash and cash equivalents increased to $43,794,150 as of December 31, 2020 from $42,071,083 as of December 31, 2019.

Cash Flows from Operating Activities

Our operating activities from continuing operations provided cash of $18,970,938. This net cash provided reflects net income generated for the year ended December 31, 2020 from continuing and discontinued operations of $4,441,533 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $7,406,509, a loss from discontinued operations of $(4,902,243), and a decrease in accounts receivable and contract assets of $2,541,096.

Cash Flows from Investing Activities

Net cash used by our investing activities was $11,119,755. In January 2020, we acquired the remaining 49% ownership in Aerex for $8,500,000 in cash. In August 2020, we acquired an additional 10% of PERC for $900,000. Additions to property, plant and equipment and construction in progress used $1,728,393 in cash.

Cash Flows from Financing Activities

Net cash used by our financing activities was $5,169,926, almost all of which related to the payment of dividends.

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

As a result of these measures taken by the Cayman Islands government, tourism in the Cayman Islands has temporarily ceased. The preventative measures taken by the Cayman Islands government in response to the COVID-19 pandemic commenced in the latter half of March 2020 and thus affected our retail sales volumes for the last nine months of the year ended December 31, 2020. Consequently, our retail sales volume for the year ended December 31, 2020 declined by approximately 13% from the year ended December 31, 2019. However, the retail sales volume for the three months ended December 31, 2020 was approximately 28% less than that for the three months ended December 31, 2019. We expect that our retail segment revenue and cash flows will continue to be materially adversely impacted until such time as tourism and the economy in the Cayman Islands fully recover from the impact and effects of the COVID-19 pandemic.

Cayman Water’s operations have been designated as essential services by the Cayman Islands government. Presently, the day-to-day operations of Cayman Water’s water production facilities and distribution network have not been materially impeded by the COVID-19 pandemic – we continue to produce and supply water to meet the demand for water in our retail license area. We believe Cayman Water has adequate spare parts and supplies in stock to continue normal operations.

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

The amount of water provided by OC-Cayman to the WAC for the year ended December 31, 2020 was approximately 1% less than that provided for the year ended December 31, 2019. We cannot presently determine to what extent OC-Cayman’s future revenue will be impacted by the COVID-19 pandemic.

OC-Cayman’s operations have been designated as essential services by the Cayman Islands government. Presently, OC-Cayman’s day-to-day operations have not been materially impeded by the COVID-19 pandemic – we continue to produce and supply water to meet the requirements of our two water supply agreements with the WAC. We believe OC-Cayman has adequate spare parts and supplies in stock to continue normal operations.

CW-Bahamas

The government of The Bahamas enacted Emergency Powers Regulations which became effective March 18, 2020 in an effort to combat the spread of COVID-19. These regulations closed all businesses not deemed essential by the government, encouraged the employees of non-essential businesses to work remotely and imposed 24 hour shelter-in-place curfew on all residents of The Bahamas other than those engaged in essential or pre-approved activities. On March 24, 2020, the government banned all international travel to The Bahamas by closing all airports and seaports. As a result of the measures taken by The Bahamas government, tourism on New Providence Island, where CW-Bahamas operates, temporarily ceased and economic activity in The Bahamas slowed dramatically. In May 2020, the Bahamian government relaxed some of the shelter-in-place regulations and in July 2020, the government of The Bahamas enacted a limited reopening of The Bahamas to air travel. However, increased travel restrictions were reimposed shortly thereafter due to an increase in COVID-19 cases. As of November 2020, shelter-in-place regulations were loosened and commercial and retail operations were permitted to open with limited capacity; additional economic activity (including the operation of restaurants and bars with outdoor and limited indoor seating) has since been permitted. Conditions for travel to The Bahamas have also been loosened and individuals that wish to travel to The Bahamas must obtain a health travel visa which will be issued upon receipt of a negative RTPCR COVID-19 test five days in advance of travel; they must submit to a mandatory COVID-19 rapid antigen test five days after arrival in The Bahamas or upon exhibiting symptoms of COVID-19 while in The Bahamas. As of March 2021, it is anticipated that a limited number of cruise ship departures from the Port of Nassau may commence in June 2021, but a date for cruise ship arrivals has not yet been set.

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

CW-Bahamas’ operations have been designated as essential services by the government of The Bahamas. Presently, CW-Bahamas’ day-to-day operations have not been materially impeded by the COVID-19 pandemic – we continue to produce and supply water to meet the requirements of our two water agreements with the WSC. We believe CW-Bahamas has sufficient spare parts and consumables inventories to continue normal operations.

Aerex

Presently, the COVID-19 pandemic has not materially impeded Aerex’s day-to-day operations.

Aerex presently has 14 plant employees. Should a number of these employees become ill or be required to enter quarantine as a result of COVID-19, Aerex could be required to reduce or cease its manufacturing activities, which could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

PERC

PERC’s operations are considered essential services by the states within which it operates. Presently, the COVID-19 pandemic has not materially impeded PERC’s day-to-day operations.

Approximately 75% of PERC’s revenue of $12.5 million for the year ended December 31, 2020 was generated in California under contracts with government entities. The State of California has publicly acknowledged its on-going financial difficulties as a result of the COVID-19 pandemic, and such difficulties presently, or could in the future, extend to the various counties, municipalities and other government-related entities in California, including PERC’s customers, which could adversely impact PERC’s revenue and the collection of its accounts receivable.

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

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2020 and 2019, we generated approximately 32% and 38%, respectively, of our consolidated revenue and 44% and 53%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

Dividends

●	On January 31, 2020, we paid a dividend of $0.085 to shareholders of record on January 2, 2020.
●	On April 30, 2020, we paid a dividend of $0.085 to shareholders of record on April 1, 2020.
●	On July 31, 2020, we paid a dividend of $0.085 to shareholders of record on July 1, 2020.
●	On October 30, 2020, we paid a dividend of $0.085 to shareholders of record on October 1, 2020.
●	On February 1, 2021, we paid a dividend of $0.085 to shareholders of record on January 4, 2021.
●	On February 23, 2021, our Board declared a dividend of $0.085 payable on April 30, 2021 to shareholders of record on April 1, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Consolidated Water Co. Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Mexico Project

As described in Note 8 to the consolidated financial statements, on June 29, 2020 the Mexico subsidiary, AdR, received a letter from the State of Baja California (the “State”) terminating AdR’s contract with the State involving the construction and operation of a desalination plant in Rosarito California and accompanying aqueduct to deliver the water produced by this plant to the Mexican public water system. We identified the evaluation of the remaining assets and liabilities and overall presentation and disclosure of that subsidiary as discontinued operations, as a critical audit matter.

The principal consideration for our determination that the termination of the Mexico project is a critical audit matter was due to the extent of audit effort required in the evaluation of the overall adjustments, potential contract cancellation penalties and presentation and disclosure requirements.

Our audit procedures related to the termination of the Mexico project included, among others:

●	Proper classification and presentation of discontinued operations
●	Examination of the carrying value of all associated assets and liabilities
●	Completeness, accuracy and validity of losses recognized and
●	Evaluation of the terms of related contract(s) for any cancellation penalties

Aerex significant customer

As described in Note 2 to the consolidated financial statements, one of Aerex’s major customers, experienced project delays, which resulted in them, suspending their orders during the fourth quarter of 2020, for a period of approximately one year. We identified the reduction in sales order, from this significant customer, as a critical audit matter.

The principal consideration for our determination relates to impact on the evaluation of the projections used in the goodwill impairment assessment associated with Aerex. Inherent in the projections are significant management estimates, which when subjected to audit, require a high degree of judgement and increased effort including the involvement of valuation specialists. In particular, the Company’s estimate was particular to key assumptions including future purchases, should they occur, and the associated gross profit earned from this customer.

Our audit procedures related to the Company’s determination of the Aerex projections used in the goodwill analysis, among others, included examination and reasonableness testing of the projections and assumptions used in the valuation analysis for testing the impairment of the goodwill. Additionally, the customer’s reputation and business operations, as well as the Company’s business standing with the customer, was evaluated for any impact on the projections.

/s/ Marcum LLP

We have served as the Company’s auditor since 2005.

West Palm Beach, Florida
March 31, 2021

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$43,794,150	$42,071,083
Accounts receivable, net	21,483,976	22,953,659
Inventory	3,214,178	3,287,555
Prepaid expenses and other current assets	2,412,282	1,559,448
Contract assets	516,521	1,677,041
Current assets of discontinued operations	1,511,099	1,619,056
Total current assets	72,932,206	73,167,842
Property, plant and equipment, net	57,687,984	61,238,752
Construction in progress	440,384	1,335,597
Inventory, noncurrent	4,506,842	4,404,378
Investment in OC-BVI	2,092,146	1,903,602
Goodwill	13,325,013	13,325,013
Intangible assets, net	4,148,333	5,040,000
Operating lease right-of-use assets	1,329,561	1,811,516
Other assets	1,926,594	2,120,708
Long-term assets of discontinued operations	21,166,489	27,669,966
Total assets	$179,555,552	$192,017,374

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,856,127	$3,503,561
Accounts payable - related parties	200,558	57,410
Accrued compensation	1,434,106	1,821,395
Dividends payable	1,300,022	1,292,187
Current maturities of operating leases	455,788	688,540
Current portion of long-term debt	42,211	17,753
Contract liabilities	461,870	339,616
Current liabilities of discontinued operations	188,434	178,382
Total current liabilities	6,939,116	7,898,844
Long-term debt, noncurrent	126,338	61,146
Deferred tax liabilities	1,440,809	1,529,035
Noncurrent operating leases	982,076	1,156,543
Net liability arising from put/call options	690,000	664,000
Other liabilities	362,165	75,000
Long-term liabilities of discontinued operations	2,499	2,679,932
Total liabilities	10,543,003	14,064,500
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 31,068 and 33,751 shares, respectively	18,641	20,251
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,143,683 and 15,049,608 shares, respectively	9,086,210	9,029,765
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	86,893,486	88,356,509
Retained earnings	64,910,709	66,352,733
Total Consolidated Water Co. Ltd. stockholders' equity	160,909,046	163,759,258
Non-controlling interests	8,103,503	14,193,616
Total equity	169,012,549	177,952,874
Total liabilities and equity	$179,555,552	$192,017,374

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019
Total revenue	$72,628,126	$68,793,651
Total cost of revenue (including purchases from related parties of $1,349,331 in 2020 and $10,295 in 2019)	45,859,671	40,519,303
Gross profit	26,768,455	28,274,348
General and administrative expenses	18,434,898	17,001,164
Gain on asset dispositions and impairments, net	13,997	445,041
Income from operations	8,347,554	11,718,225

Other income (expense):
Interest income	540,096	588,509
Interest expense	(9,669)	(1,332)
Profit-sharing income from OC-BVI	135,675	16,200
Equity in the earnings of OC-BVI	371,019	44,765
Net unrealized gain (loss) on put/call options	(26,000)	56,000
Other	71,825	82,410
Other income, net	1,082,946	786,552
Income before income taxes	9,430,500	12,504,777
Provision for income taxes	86,724	66,621
Net income from continuing operations	9,343,776	12,438,156
Income from continuing operations attributable to non-controlling interests	730,005	1,549,978
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	8,613,771	10,888,178
Gain on sale of discontinued operations	—	3,621,170
Net loss from discontinued operations	(4,902,243)	(2,333,255)
Total income (loss) from discontinued operations	(4,902,243)	1,287,915
Net income attributable to Consolidated Water Co. Ltd. stockholders	$3,711,528	$12,176,093

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.56	$0.72
Discontinued operations	(0.32)	0.09
Basic earnings per share	$0.24	$0.81

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.56	$0.72
Discontinued operations	(0.32)	0.08
Diluted earnings per share	$0.24	$0.80

Dividends declared per common and redeemable preferred shares	$0.34	$0.34

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,119,305	15,025,639
Diluted earnings per share	15,223,955	15,137,076

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Redeemable				Additional		Cumulative		Total
	preferred stock		Common stock		paid-in	Retained	translation	Non-controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	adjustment	interests	equity
Balance as of December 31, 2018	34,796	$20,878	14,982,906	$8,989,744	$87,211,953	$59,298,161	$(549,555)	$8,784,722	$163,755,903
Issuance of share capital	7,293	4,376	59,472	35,683	(40,059)	—	—	—	—
Conversion of preferred stock	(7,230)	(4,338)	7,230	4,338	—	—	—	—	—
Buyback of preferred stock	(2,674)	(1,605)	—	—	(22,491)	—	—	—	(24,096)
Net income	—	—	—	—	—	12,176,093	—	1,549,978	13,726,071
Exercise of options	1,566	940	—	—	14,882	—	—	—	15,822
Dividends declared	—	—	—	—	—	(5,121,521)	—	—	(5,121,521)
PERC non-controlling interest at acquisition date	—	—	—	—	—	—	—	3,617,634	3,617,634
Sale of CW-Bali	—	—	—	—	—	—	549,555	241,282	790,837
Stock-based compensation	—	—	—	—	1,192,224	—	—	—	1,192,224
Balance as of December 31, 2019	33,751	20,251	15,049,608	9,029,765	88,356,509	66,352,733	—	14,193,616	177,952,874
Issuance of share capital	6,123	3,674	84,610	50,766	(54,440)	—	—	—	—
Conversion of preferred stock	(9,465)	(5,679)	9,465	5,679	—	—	—	—	—
Buyback of preferred stock	(176)	(105)	—	—	(1,623)	—	—	—	(1,728)
Net income	—	—	—	—	—	3,711,528	—	730,005	4,441,533
Exercise of options	835	500	—	—	9,661	—	—	—	10,161
Purchase of noncontrolling interests in Aerex and PERC	—	—	—	—	(2,579,882)	—	—	(6,820,118)	(9,400,000)
Dividends declared	—	—	—	—	—	(5,153,552)	—	—	(5,153,552)
Stock-based compensation	—	—	—	—	1,163,261	—	—	—	1,163,261
Balance as of December 31, 2020	31,068	$18,641	15,143,683	$9,086,210	$86,893,486	$64,910,709	$—	$8,103,503	$169,012,549

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net income	$4,441,533	$13,726,071
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss for Mexico assets - discontinued operations	3,351,842	—
Depreciation and amortization of discontinued operations	4,545	4,545
Foreign currency transaction adjustment - discontinued operations	3,528	(104,736)
Loss from discontinued operations	1,542,328	2,433,446
Gain on sale of discontinued operations	—	(3,621,170)
Depreciation and amortization	7,406,509	7,203,102
Deferred income tax benefit	(221,829)	(239,848)
Provision for doubtful accounts	129,107	—
Unrealized (gain) loss on net put/call option	26,000	(56,000)
Compensation expense relating to stock and stock option grants	1,163,261	1,192,224
Gain on asset dispositions and impairments, net	(13,997)	(445,041)
Foreign currency transaction adjustment	—	(255)
Profit-sharing and equity in earnings of OC-BVI	(506,694)	(60,965)
Distribution of earnings from OC-BVI	318,150	742,350

Change in:
Accounts receivable and contract assets	2,541,096	(356,223)
Inventory	(102,551)	(1,357,032)
Prepaid expenses and other assets	(629,734)	(298,611)
Accounts payable (including related parties), accrued expenses and other current liabilities, and contract liabilities	(482,156)	(1,342,463)
Net cash provided by operating activities - continuing operations	18,970,938	17,419,394
Net cash used in operating activities - discontinued operations	(1,635,646)	(2,215,736)
Net cash provided by operating activities	17,335,292	15,203,658

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(1,728,393)	(3,525,122)
Proceeds from asset dispositions	8,638	453,480
Proceeds from sale of discontinued operations, net of cash provided	—	6,971,234
Purchase of noncontrolling interest in Aerex	(8,500,000)	—
Acquisition of PERC, net of cash acquired	—	(3,147,438)
Purchase of noncontrolling interest in PERC	(900,000)	—
Collections on loans receivable	—	734,980
Net cash provided by (used in) investing activities - continuing operations	(11,119,755)	1,487,134
Net cash used in investing activities - discontinued operations	—	(1,499)
Net cash provided by (used in) investing activities	(11,119,755)	1,485,635

Cash flows from financing activities
Dividends paid to common shareholders	(5,133,727)	(5,097,602)
Dividends paid to preferred shareholders	(11,990)	(18,225)
Repurchase of redeemable preferred stock	(1,728)	(24,096)
Proceeds received from exercise of stock options	10,161	15,822
Principal repayments on long-term debt	(32,642)	—
Net cash used in financing activities	(5,169,926)	(5,124,101)
Net increase in cash and cash equivalents	1,045,611	11,565,192
Cash and cash equivalents at beginning of period	42,071,083	31,111,968
Cash and cash equivalents at beginning of period - discontinued operations	831,586	225,509
Less: cash and cash equivalents at end of period - discontinued operations	(154,130)	(831,586)
Cash and cash equivalents at end of period	$43,794,150	$42,071,083

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

Basis of consolidation: The accompanying consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aerex Industries, Inc. (“Aerex”), Aquilex, Inc. (“Aquilex”), Cayman Water Company Limited (“Cayman Water”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”); and (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), N.S.C. Agua, S.A. de C.V. (“NSC”), Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), and PERC Water Corporation ("PERC"). The Company’s investment in its affiliate Ocean Conversion (BVI) Ltd. (“OC-BVI”) is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than NSC, AdR and CW-Cooperatief) is the currency for each respective country. The functional currency for NSC, AdR and CW-Cooperatief is the US$. NSC and AdR conduct business in US$ and Mexican peso and CW-Cooperatief conducts business in US$ and euros. The exchange rates for the Cayman Islands dollar and the Bahamian dollar are fixed to the US$. The exchange rates for conversion of Mexican pesos and euros into US$ vary based upon market conditions. Net foreign currency gains arising from transactions and re-measurements were $68,818 and $71,923 for the year ended December 31, 2020 and 2019, respectively, and are included in “Other income (expense) - Other” in the accompanying consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of December 31, 2020 and 2019 include $8.5 million and $12.7 million, respectively, of certificates of deposits with an original maturity of three months or less.

As of December 31, 2020, the Company had deposits in U.S. banks in excess of federally insured limits of approximately $10.3 million. As of December 31, 2020, the Company held cash in foreign bank accounts of approximately $32.8 million.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. As of December 31, 2020, the equivalent United States dollar cash balances for deposits held in The Bahamas were approximately $15.9 million.

Accounts receivable and allowance for doubtful accounts: Accounts receivable are recorded at invoiced amounts based on meter readings, contractual amounts, fixed fees plus reimbursables or time and materials per contractual agreements. Trade accounts receivable also represent our unconditional right, subject only to the passage of time, to receive consideration arising from our performance under contracts with customers. Trade accounts receivable include amounts billed and billable on construction contracts, service and maintenance contracts and contracts for the sale of goods. Billed contract receivables have been invoiced to customers based on contracted amounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical write-off experience and monthly review of delinquent accounts. Past due balances are reviewed individually for collectability and disconnection. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered by management to be remote.

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

Contract assets and liabilities: Billing practices for the Company’s contracts are governed by the contract terms of each project based upon costs incurred, achievement of milestones or predetermined schedules. Billings do not necessarily correlate with revenue recognized over time using the direct inputs method of accounting. The Company records contract assets and contract liabilities to account for these differences in timing.

Contract assets, which include costs and estimated earnings in excess of billings on uncompleted contracts, arise when the Company recognizes revenue for services performed under its construction and manufacturing contracts, but the Company is not yet entitled to bill the customer under the terms of the contract. Contract liabilities, which include billings in excess of costs and estimated earnings on uncompleted contracts, represent the Company's obligation to transfer goods or services to a customer for which the Company has been paid by the customer or for which the Company has billed the customer under the terms of the contract. Revenue for future services reflected in this account are recognized, and the liability is reduced, as the Company subsequently satisfies the performance obligation under the contract.

Costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts are typically resolved within one year and are not considered significant financing components.

The Company considers retention that is withheld on progress billings as not creating an unconditional right to payment until contractual milestones are reached (typically substantial completion). Accordingly, withheld retention is considered a component of contracts assets and liabilities until finally billed to the customer, when obligations have been satisfied and the right to receipt is subject only to the passage of time.

The Company’s contract assets and liabilities are reported in a net asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company classifies contract assets and liabilities related to construction and manufacturing contracts in current assets and current liabilities as they will be liquidated in the normal course of contract completion, although this may require more than one year.

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

Interest costs directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial amount of time to be ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use. No interest was capitalized during the years ended December 31, 2020 or 2019.

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

For the years ended December 31, 2020 and 2019, the Company estimated the fair value of its reporting units by applying the discounted cash flow method, which relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis.

The Company also estimated the fair value of each of it reporting units for the years ended December 31, 2020 and 2019 by applying the guideline public company method. The Company also estimated the fair value of each of its reporting units for the year ended December 31, 2019 by referencing the market multiples implied by guideline merger and acquisition transactions (the mergers and acquisition method). The Company considered utilizing the mergers and acquisition method for the year ended December 31, 2020 but due to a lack of relevant meaningful mergers and acquisition activity during the year, such method was not utilized for 2020.

The Company weighted the fair values estimated for each of its reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings the Company applied to each method for the years ended December 31 were as follows:

	As of December 31, 2020
Method	Retail	Bulk	Services	Manufacturing
Discounted cash flow	80%	80%	80%	80%
Guideline public company	20%	20%	20%	20%
Mergers and acquisitions	—%	—%	—%	—%
	100%	100%	100%	100%

	As of December 31, 2019
Method	Retail	Bulk	Manufacturing
Discounted cash flow	80%	80%	80%
Guideline public company	10%	10%	10%
Mergers and acquisitions	10%	10%	10%
	100%	100%	100%

The fair values the Company estimated for its retail, bulk, services and manufacturing reporting units exceeded their carrying amounts by 101%, 49%, 17%, and 31% respectively, as of December 31, 2020. The fair values the Company estimated for its retail and bulk reporting units exceeded their carrying amounts by 74% and 58%, respectively, as of December 31, 2019. The assets and liabilities for the Companys’ services reporting unit consist almost entirely of those for PERC, which was acquired on October 24, 2019, and therefore the Company estimated that the fair value of its services reporting unit closely approximated its carrying value as of December 31, 2019. The Company’s manufacturing reporting unit consists entirely of Aerex and the remaining 49% ownership interest of Aerex was purchased on January 24, 2020 for $8,500,000. The Company considered this purchase, the manufacturing reporting unit’s results of operations for the year ended December 31, 2019, its projected results of operations for the year ending December 31, 2020, and the amount by which its estimated fair value exceeded its carrying amount as of December 31, 2018 to determine that it is more likely than not that the fair value of the manufacturing reporting unit exceeded its carrying amount as of December 31, 2019.

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

Approximately 80% and 68% of Aerex’s revenue, and 89% and 68% of Aerex’s gross profit, for the years ended December 31, 2020 and 2019, respectively, were generated from sales to one customer. In October 2020, this customer verbally informed Aerex that, for inventory management purposes, it was suspending its purchases from Aerex following 2020 for a period of approximately one year. This customer has verbally informed Aerex that it presently expects to recommence its purchases from Aerex beginning with the first quarter of 2022. However, the Company can offer no assurances that this customer will recommence its purchases from Aerex at that time. Furthermore, any such future purchases (should they occur) may not generate as much revenue and gross profit as Aerex has historically earned from this customer. The Company is seeking to replace the anticipated loss in revenue and gross profit from this customer by increasing sales of other products that it manufactures to new and existing customers, however, it may not be able to do so.

As a result of this anticipated loss of revenue for Aerex, the Company updated its projections for the manufacturing reporting unit’s future cash flows. Such projections assume, in part, that Aerex’s major customer will recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020 and 2019. Based upon these updated projections, the Company tested its manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. As a result of this impairment testing, it determined that the estimated fair value of the manufacturing reporting unit exceeded its carrying value as of December 31, 2020. However, the Company may be required to record an impairment loss in the future to reduce the carrying value of the manufacturing reporting unit’s goodwill should it be determined that Aerex’s future net cash inflows will be less than the Company’s most current expectations. Any such impairment loss could have a material adverse impact on its consolidated financial condition and results of operations.

In February 2019, the Company sold its former Belize subsidiary (see Note 8) As a result of this sale, this former subsidiary has been accounted for as discontinued operations in the consolidated financial statements, and bulk segment goodwill of approximately $380,000 as of December 31, 2018 associated with this former subsidiary was reclassified to long-term assets of discontinued operations in the consolidated statements of financial condition.

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

Other assets: Under the terms of CW-Bahamas’ contract with the Water and Sewerage Corporation of The Bahamas (“WSC”) to supply water from its Blue Hills desalination plant, CW-Bahamas was required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one-year period by 438 million gallons, a requirement CW-Bahamas met during 2007. The Company was solely responsible for the engineering, labor and materials costs incurred to affect the reduction in lost water, which were capitalized and are being amortized on a straight-line basis over the original remaining life of the Blue Hills contract. Such costs are included in other assets and aggregated approximately $3.5 million as of December 31, 2020 and 2019. Accumulated amortization for these costs was approximately $2.5 million and $2.4 million as of December 31, 2020 and 2019, respectively. Amortization expense was $179,353 for the years ended December 31, 2020 and 2019.

Income taxes: The Company accounts for the income taxes arising from the operations of its United States subsidiaries under the asset and liability method. Deferred tax assets and liabilities, if any, are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to the extent any deferred tax asset may not be realized.

The Company is not presently subject to income taxes in the other countries in which it operates.

Revenue recognition: Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenue disaggregated by revenue source.

	Year Ended December 31,
	2020	2019
Retail revenue	$22,952,370	$26,456,022
Bulk revenue	24,312,546	26,986,108
Services revenue	12,937,859	1,759,446
Manufacturing revenue	12,425,351	13,592,075
Total revenue	$72,628,126	$68,793,651

Retail revenue

The Company produces and supplies water to end-users, including residential, commercial and governmental customers in the Cayman Islands under an exclusive retail license issued to Cayman Water by the Cayman Islands government to provide water in two of the three most populated areas on Grand Cayman Island. Customers are billed on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. In 2020 and 2019, bad debts represented less than 1% of the Company’s total retail sales.

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

The Company sells bulk water in The Bahamas through its majority-owned subsidiary, CW-Bahamas, under two agreements with the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes such water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. CW-Bahamas also sold water to a private resort on Bimini through December 18, 2020, which generated revenue of approximately $127,000 and $237,000 for the years ended December 31, 2020 and 2019, respectively.

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

The Company also develops, builds, sells, operates and manages water, wastewater and water reuse infrastructure through PERC. All of PERC's customers are companies or governmental entities located in the U.S.

The Company, through Aerex, is a custom and specialty manufacturer of water treatment-related systems and products applicable to commercial, municipal and industrial water production. Substantially all of Aerex’s customers are U.S. companies.

The Company generates services revenue from DesalCo and PERC and generates manufacturing revenue from Aerex.

The Company recognizes revenue for its construction and specialized/custom manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to total estimated costs at completion to measure progress toward satisfying its performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, material and amounts payable to subcontractors. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any contract assets are classified as current assets. Contract liabilities on uncompleted contracts, if any, are classified as current liabilities.

The Company has elected the “right to invoice” practical expedient for revenue recognition on its services agreements and recognizes revenue in the amount to which the Company has a right to invoice.

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

3. Cash and cash equivalents

Cash and cash equivalents are not restricted by the terms of the Company’s bank accounts as to withdrawal or use. As of December 31, 2020 and 2019, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2020	2019
Bank accounts:
United States dollar	$14,001,264	$15,661,140
Cayman Islands dollar	5,650,874	6,690,274
Bahamian dollar	14,863,287	6,353,936
Bermudian dollar	2,832	3,084
	34,518,257	28,708,434

Short term deposits:
United States dollar	5,796,582	11,100,185
Cayman Islands dollar	2,413,547	1,209,954
Bahamian dollar	1,065,764	1,052,510
	9,275,893	13,362,649
Total cash and cash equivalents	$43,794,150	$42,071,083

Transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas.

4. Accounts receivable, net

	December 31,
	2020	2019
Trade accounts receivable	$21,422,782	$22,862,706
Receivable from OC-BVI	62,171	10,808
Other accounts receivable	269,133	222,381
	21,754,086	23,095,895
Allowance for doubtful accounts	(270,110)	(142,236)
Accounts receivable, net	$21,483,976	$22,953,659

The activity for the allowance for doubtful accounts consisted of:

	December 31,
	2020	2019
Opening allowance for doubtful accounts	$142,236	$158,902
Provision for doubtful accounts	129,107	—
Accounts written off during the year	(1,233)	(16,666)
Ending allowance for doubtful accounts	$270,110	$142,236

Significant concentrations of credit risk are disclosed in Note 18.

5. Inventory

	December 31,
	2020	2019
Water stock	$27,938	$33,694
Consumables stock	105,540	118,286
Spare parts stock	7,587,542	7,539,953
Total inventory	7,721,020	7,691,933
Less current portion	3,214,178	3,287,555
Inventory (non-current)	$4,506,842	$4,404,378

6. Contracts in progress

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	December 31,
	2020	2019
Revenue recognized to date on contracts in progress	$17,534,449	$16,054,699
Amounts billed to date on contracts in progress	(17,791,928)	(15,078,830)
Retainage	312,130	361,556
Net contract asset	$54,651	$1,337,425

The above net balances are reflected in the accompanying consolidated balance sheet as follows:

	December 31,
	2020	2019
Contract assets	$516,521	$1,677,041
Contract liabilities	(461,870)	(339,616)
Net contract asset	$54,651	$1,337,425

As of December 31, 2020, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $2.0 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $1.7 million during the year ending December 31, 2021 and $0.3 million thereafter.

7. Property, plant and equipment and construction in progress

	December 31,
	2020	2019
Land	$3,566,537	$3,566,537
Buildings	23,250,843	23,176,106
Plant and equipment	63,734,860	64,840,636
Distribution system	39,149,063	36,538,614
Office furniture, fixtures and equipment	3,079,362	3,038,589
Vehicles	1,999,463	1,582,053
Leasehold improvements	274,230	272,092
Lab equipment	12,456	14,958
	135,066,814	133,029,585
Less accumulated depreciation	77,378,830	71,790,833
Property, plant and equipment, net	$57,687,984	$61,238,752
Construction in progress	$440,384	$1,335,597

As of December 31, 2020, the Company had outstanding capital commitments of $29,145. The Company maintains insurance for loss or damage to all fixed assets that it deems susceptible to loss. The Company does not insure its underground distribution system as the Company considers the possibility of material loss or damage to this system to be remote. During the years ended December 31, 2020 and 2019, $1,653,501 and $7,755,375, respectively, of construction in progress was placed in service. Depreciation expense was $6,335,489 and $5,510,336 for the years ended December 31, 2020 and 2019, respectively.

8. Discontinued operations

Mexico project development

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

As a result of the cancellation of the APP Contract, during the three months ended September 30, 2020 the Company discontinued all project development activities associated with the Project and engaged a real estate broker and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all Project development expenses and the impairment loss incurred by the Company, have been reclassified from the services segment to discontinued operations in the accompanying consolidated financial statements as of and for the year ended December 31, 2020 and 2019.

Summarized financial information for the Mexico project development is as follows:

	December 31,
	2020	2019
Cash	$154,130	$831,586
Prepaid expenses and other current assets	88,978	111,220
Value added taxes receivable	1,267,991	676,250
Property, plant and equipment, net	5,682	10,227
Land and rights of way	21,126,898	24,162,523
Other assets	33,909	3,497,216
Total assets of discontinued operations	$22,677,588	$29,289,022

Total liabilities of discontinued operations	$190,933	$2,858,314

	Year Ended December 31,
	2020	2019
Revenues	$—	$—
Income from operations	$—	$—
Net loss from discontinued operations	$4,902,243	$2,333,255
Gain on sale of discontinued operations	$—	$—
Depreciation expense	$4,545	$4,545

AdR initiated an amparo claim before a federal district court in Tijuana, Baja California, to challenge the provision of the applicable law requiring submittal of the list of non-recoverable expenses within the 20 business days term, as AdR considered such term to be unreasonably short due to the magnitude of the Project and the scope of supporting documentation required to be provided with respect to the non-recoverable expenses. AdR obtained an initial provisional suspension of the lapsing of such 20 day term from the court, and on August 10, 2020 the court made such suspension definitive until the completion of the amparo trial. As such, the 20 day term for filing the list of non-recoverable expenses was suspended. Therefore, on August 28, 2020, AdR submitted, in due time and form, its list of non-recoverable expenses, including those of NSC, to CEA and CESPT which was comprised of 51,144,525 United States dollars and an additional 137,333,114 Mexican pesos. In February 2021, AdR withdrew this claim which was accepted by the federal district court in Tijuana.

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

In January 2018, EWG initiated an ordinary mercantile claim against the individual shareholder, NSC and CW-Cooperatief, (with AdR being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”). In the ordinary mercantile claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99% as a consequence of the Option Agreement. EWG requested that the courts, as a preliminary matter (a) suspend the effectiveness of the challenged transactions; (b) order certain public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. The Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental and public entities involved with the “Rosarito” water desalination project, including the registration of the pendency of the lawsuit in certain public records.

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

Notwithstanding the resolution of the Tenth Civil Judge to move to arbitration, subparagraphs a) through e) that follow describe certain separate amparo claims, an appeal and an administrative act arising from or relating to such ordinary mercantile claim, all in chronological order. Due to the current global COVID-19 pandemic, most tribunals in Mexico have suspended their activities intermittently since March 2020, with certain such tribunals restarting activities in August 2020. As such, several resolutions are pending issuance.

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

In January 2020, EWG filed a new amparo claim against the resolution of the appeal remedy previously mentioned in item b). NSC has responded to this new amparo to vigorously oppose such amparo claim of EWG and to uphold the resolution of such appeal remedy. To this date, this amparo claim has not been resolved and, as such, it does not affect the revocation of the preliminary relief.

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

In November 2019, NSC learned that EWG had filed an amparo claim before the Third District Court in Tijuana against such encumbrances cancellation resolution, and in December 2019, NSC responded to such claim, vigorously opposing it. Thereafter, NSC submitted a motion to dismiss, based on the resolution of the appeal remedy mentioned previously in subparagraph b) revoking the preliminary relief, previously mentioned in item (ii). The Court resolved in favor of such motion to dismiss, and thereafter certified that EWG did not file an appeal remedy against such resolution within the applicable term. Thus, the mentioned dismissal is definitive.

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

CW-Belize

On February 14, 2019, the Company completed the sale of its former subsidiary, Consolidated Water (Belize) Limited ("CW-Belize") to Belize Water Services Ltd. (“BWSL”) effective January 1, 2019. After adjustments, the final price for CW-Belize was approximately $7.0 million. Pursuant to the sale and purchase agreement, BWSL initially paid the

Company $6.735 million of the purchase price and approximately $265,000 was withheld to cover indemnification obligations of the Company under the agreement. The remaining $265,000 of the purchase price was paid by BWSL in August 2019. As a result of the sale of CW-Belize, the Company realized a gain of $3,621,170, which is reported as gain on sale of discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2019.

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

9. Intangible assets

In February 2016, the Company purchased a 51% ownership interest in Aerex Industries, Inc. The purchase transaction identified certain intangible assets with a fair value of $5,900,000 and useful lives as follows: non-compete (5 years), trade name (15 years), certifications/programs (3 years), customer backlog (1 year), and customer relationships (4 years). In January 2020, the Company acquired the remaining 49% ownership interest in Aerex.

In October 2019, the Company purchased a 51% ownership interest in PERC Water Corporation. The purchase transaction identified certain intangible assets with a fair value of $3,990,000 and useful lives as follows: non-compete (3 years), trade name (15 years), customer backlog (2 years), and facility management contracts (6 years). In August 2020, the Company purchased an additional 10% of the ownership of PERC, increasing its ownership of this subsidiary to 61%.

The costs and accumulated amortization for these assets were as follows:

	December 31,
	2020	2019
Cost
Non-compete agreements	$530,000	$530,000
Trade names	2,700,000	2,700,000
Certifications/programs	2,000,000	2,000,000
Customer backlogs	460,000	460,000
Customer relationships	2,000,000	2,000,000
Facility management contracts	2,200,000	2,200,000
	9,890,000	9,890,000
Accumulated amortization
Non-compete agreements	(443,889)	(320,556)
Trade names	(560,000)	(380,000)
Certifications/programs	(2,000,000)	(2,000,000)
Customer backlogs	(310,000)	(130,000)
Customer relationships	(2,000,000)	(1,958,333)
Facility management contracts	(427,778)	(61,111)
	(5,741,667)	(4,850,000)
Intangible assets, net	$4,148,333	$5,040,000

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

2021	$746,667
2022	582,778
2023	546,667
2024	546,667
2025	485,556
Thereafter	1,239,998
$4,148,333

Amortization expense was $891,667 and $841,667 for the years ended years ended December 31, 2020 and 2019, respectively.

10. Leases

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

AdR entered into a lease for land to be used in the Project with an initial effective term of 20-years from the date of full operation of its proposed seawater desalination plant. The lease is cancellable by AdR should it ultimately not proceed with the Project. On June 29, 2020, AdR was notified that the APP Contract was terminated. As a result, the Company, AdR and NSC expect to terminate the various agreements ancillary to the Project or to transfer them to the State, including this land lease for the Project. As such, the lease amounts as of December 31, 2020 do not include this lease.

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the consolidated balance sheets:

	December 31,
	2020	2019
ASSETS
Current
Prepaid expenses and other current assets	$108,303	$33,567
Current assets of discontinued operations	—	2,530
Noncurrent
Operating lease right-of-use assets	1,329,561	1,811,516
Long-term assets of discontinued operations	33,909	2,627,696
Total lease right-of-use assets	$1,471,773	$4,475,309

LIABILITIES
Current
Current maturities of operating leases	$455,788	$688,540
Current liabilities of discontinued operations	29,432	67,211
Noncurrent
Noncurrent operating leases	982,076	1,156,543
Noncurrent liabilities of discontinued operations	2,499	2,679,932
Total lease liabilities	$1,469,795	$4,592,226

Weighted average remaining lease term:
Operating leases	3.4 years	3.5 years
Operating leases - discontinued operations	1.1 years	24.0 years

Weighted average discount rate:
Operating leases	4.15%	4.37%
Operating leases - discontinued operations	3.48%	4.68%

The components of lease cost were as follows:

	Year Ended December 31,
	2020	2019
Operating lease costs	$773,756	$563,358
Short-term lease costs	5,518	16,469
Lease costs - discontinued operations	127,983	234,045
Total lease costs	$907,257	$813,872

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$708,095	$717,172
Operating cash outflows for operating leases - discontinued operations	127,153	250,833

Future lease payments relating to the Company's operating lease liabilities from continuing operations as of December 31, 2020 were as follows:

Years ending December 31,	Total
2021	$505,206
2022	402,563
2023	405,113
2024	186,670
2025	43,229
Thereafter	—
Total future lease payments	1,542,781
Less: imputed interest	(104,917)
Total lease obligations	1,437,864
Less: current obligations	(455,788)
Noncurrent lease obligations	$982,076

11. Income taxes

The components of income before income taxes for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
Foreign (not subject to income taxes)	$6,475,693	$13,593,497
Mexico	(4,903,988)	(2,458,210)
United States	2,956,552	2,657,405
	4,528,257	13,792,692
Less gain on sale of discontinued operations	—	(3,621,170)
Less discontinued operations	4,902,243	2,333,255
	$9,430,500	$12,504,777

The Company’s provision for income taxes for the years ended December 31, 2020 and 2019, which related to U.S. operations, consisted of the following:

	Year Ended December 31,
	2020	2019
Current:
Federal	$191,322	$143,567
State	87,630	171,093
Foreign	—	—
Total	278,952	314,660
Deferred:
Federal	(132,957)	(203,031)
State	(59,271)	(45,008)
Foreign	—	—
Total	(192,228)	(248,039)
Total provision	$86,724	$66,621

A reconciliation of the U.S. statutory federal tax rate to the effective rate for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
U.S. statutory federal rate	21.00%	21.00%
State taxes, net of federal effect	4.00%	4.38%
Nontaxable foreign income	(17.28)%	(19.98)%
Research & development tax credit	(11.73)%	(3.82)%
Permanent items	(0.67)%	(0.87)%
Valuation allowance for deferred tax assets	5.60%	(0.18)%
	0.92%	0.53%

The tax effects of significant items comprising the Company’s net long-term deferred tax liability as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Continuing Operations
Deferred tax assets:
Research & development tax credits	$613,003	$166,653
Accrued compensation	110,092	—
Valuation allowances	(496,343)	(43,900)
	226,752	122,753
Deferred tax liabilities:
Property and equipment	252,800	148,707
Intangible assets	1,188,009	1,380,328
	1,440,809	1,529,035

Net deferred tax liability	$1,214,057	$1,406,282

Discontinued Operations
Deferred tax assets:
Operating loss carryforwards - Mexico	$4,296,453	$3,427,295
Land basis difference - Mexico	1,262,159	1,164,365
Start-up costs - Mexico	4,904,337	4,608,990
Valuation allowances	(10,462,949)	(9,200,650)
	$—	$—

12. Earnings per share

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

The following summarizes information related to the computation of basic and diluted EPS:

	Year Ended December 31,
	2020	2019
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$8,613,771	$10,888,178
Less: preferred stock dividends	(11,740)	(11,937)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	8,602,031	10,876,241
Total income (loss) from discontinued operations	(4,902,243)	1,287,915
Net income available to common shares in the determination of basic earnings per common share	$3,699,788	$12,164,156

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,119,305	15,025,639
Plus:
Weighted average number of preferred shares outstanding during the period	33,814	33,983
Potential dilutive effect of unexercised options and unvested stock grants	70,836	77,454
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,223,955	15,137,076

13. Dividends

Interim dividends declared on Class A common stock and redeemable preferred stock for each quarter of the respective years ended December 31, 2020 and 2019 were as follows:

	2020	2019
First Quarter	$0.085	$0.085
Second Quarter	0.085	0.085
Third Quarter	0.085	0.085
Fourth Quarter	0.085	0.085
	$0.34	$0.34

14. Segment information

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

	Year Ended December 31, 2020
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$22,952,370	$24,312,546	$12,937,859	$12,425,351	$72,628,126
Cost of revenue	11,080,814	16,959,563	9,698,214	8,121,080	45,859,671
Gross profit	11,871,556	7,352,983	3,239,645	4,304,271	26,768,455
General and administrative expenses	12,879,445	1,260,062	2,834,917	1,460,474	18,434,898
Gain on asset dispositions and impairments, net	2,965	7,213	3,801	18	13,997
Income (loss) from operations	$(1,004,924)	$6,100,134	$408,529	$2,843,815	8,347,554
Other income, net					1,082,946
Income before income taxes					9,430,500
Provision for income taxes					86,724
Net income from continuing operations					9,343,776
Income from continuing operations attributable to non-controlling interests					730,005
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					8,613,771
Net loss from discontinued operations					(4,902,243)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$3,711,528

Depreciation and amortization expenses for the year ended December 31, 2020 for the retail, bulk, services and manufacturing segments were $2,388,781, $3,869,377, $762,182 and $386,169, respectively.

	As of December 31, 2020
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,444,455	$17,022,813	$1,420,609	$596,099	$21,483,976
Inventory, current and non-current	$2,787,163	$3,795,544	$—	$1,138,313	$7,721,020
Property, plant and equipment, net	$27,947,545	$27,611,567	$487,973	$1,640,899	$57,687,984
Construction in progress	$305,110	$31,737	$—	$103,537	$440,384
Intangibles, net	$—	$—	$3,200,555	$947,778	$4,148,333
Goodwill	$1,170,511	$1,948,875	$5,320,416	$4,885,211	$13,325,013
Total segment assets	$56,425,159	$74,771,798	$14,470,322	$11,210,685	$156,877,964
Assets of discontinued operations					$22,677,588
Total assets					$179,555,552

	Year Ended December 31, 2019
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$26,456,022	$26,986,108	$1,759,446	$13,592,075	$68,793,651
Cost of revenue	11,611,165	18,606,805	1,215,193	9,086,140	40,519,303
Gross profit	14,844,857	8,379,303	544,253	4,505,935	28,274,348
General and administrative expenses	13,422,821	1,238,296	392,425	1,947,622	17,001,164
Gain on asset dispositions and impairments, net	398,041	47,000	—	—	445,041
Income from operations	$1,820,077	$7,188,007	$151,828	$2,558,313	11,718,225
Other income, net					786,552
Income before income taxes					12,504,777
Provision for income taxes					66,621
Net income from continuing operations					12,438,156
Income from continuing operations attributable to non-controlling interests					1,549,978
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					10,888,178
Net income from discontinued operations					1,287,915
Net income attributable to Consolidated Water Co. Ltd. stockholders					$12,176,093

Depreciation and amortization expenses for the year ended December 31, 2019 for the retail, bulk, services and manufacturing segments were $2,364,994, $3,795,320, $120,761 and $922,027, respectively.

	As of December 31, 2019
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,891,165	$18,883,493	$678,119	$500,882	$22,953,659
Inventory, current and non-current	$2,668,902	$3,628,443	$—	$1,394,588	$7,691,933
Property, plant and equipment, net	$29,177,718	$30,281,647	$158,358	$1,621,029	$61,238,752
Construction in progress	$396,214	$869,792	$—	$69,591	$1,335,597
Intangibles, net	$—	$—	$3,877,222	$1,162,778	$5,040,000
Goodwill	$1,170,511	$1,948,875	$5,320,416	$4,885,211	$13,325,013
Total segment assets	$65,554,640	$69,423,770	$12,895,385	$14,854,557	$162,728,352
Assets of discontinued operations					$29,289,022
Total assets					$192,017,374

Revenues earned by major geographic region were:

	Year ended December 31,
	2020	2019
Cayman Islands	$25,640,169	$30,327,139
Bahamas	21,654,153	23,114,860
Indonesia	—	131
United States	24,918,527	14,968,868
Revenues earned from management services agreement with OC-BVI	415,277	382,653
	$72,628,126	$68,793,651

Revenues earned from major customers were:

	Year ended December 31,
	2020	2019
Revenue earned from the Water and Sewerage Corporation ("WSC")	$21,527,487	$22,877,741
Percentage of consolidated revenue earned from the WSC	30%	33%
Revenue earned from one manufacturing segment customer	$9,965,041	$9,238,476
Percentage of consolidated revenue earned from the one manufacturing segment customer	14%	13%

Property, plant and equipment, net by major geographic region were:

	December 31,
	2020	2019
Cayman Islands	$28,474,748	$29,059,294
The Bahamas	26,975,427	30,245,741
United States	2,237,809	1,933,717
	$57,687,984	$61,238,752

15. Cost of revenue and general and administrative expenses

	Year Ended December 31,
	2020	2019
Cost of revenue consist of:
Electricity	$5,389,361	$7,438,218
Depreciation	6,202,012	6,046,810
Fuel oil	4,157,393	5,315,676
Employee costs	11,308,833	6,597,755
Maintenance	2,859,262	2,076,501
Retail license royalties	1,489,862	1,701,724
Insurance	1,491,799	1,279,997
Materials	5,786,698	6,151,064
Other	7,174,451	3,911,558
	$45,859,671	$40,519,303

	Year Ended December 31,
	2020	2019
General and administrative expenses consist of:
Employee costs	$10,025,658	$9,335,247
Insurance	1,436,957	866,457
Professional fees	1,549,878	1,178,621
Directors’ fees and expenses	865,555	969,279
Depreciation	133,477	135,272
Amortization of intangible assets	891,667	841,667
Other	3,531,706	3,674,621
	$18,434,898	$17,001,164

16. Stock-based compensation

The Company has the following stock compensation plans that form part of its employees’ and Directors’ remuneration:

Employee Share Incentive Plan (Preferred Stock)

Employees (i.e. other than Directors and Officers), after four consecutive years of employment, become eligible to receive shares of the Company’s preferred stock for $nil consideration under its Employee Share Incentive Plan. Once an individual becomes eligible, these shares of preferred stock are awarded each subsequent year of the individual's employment (the grant date) for as long as the individual remains employed with the Company. If these employees remain with the Company through the fourth anniversary of a grant date, the preferred stock can be converted into shares of the Company’s common stock on a one for one basis. In addition, at the time the preferred stock is granted, the employees receive options to purchase an equal number of shares of preferred stock at a discount to the average trading price of the Company’s common stock for the first seven days of the October immediately preceding the date of the preferred stock grant. If these options are exercised, the shares of preferred stock obtained may also be converted to shares of common stock if the employee remains with the Company through the fourth anniversary of a grant (or option exercise) date. Each employee’s option to purchase shares of preferred stock must be exercised within 30 days of the grant date, which is the 90th day after the date of the independent registered public accountants’ audit opinion on the Company’s consolidated financial statements. Shares of preferred stock not subsequently converted to shares of common stock are redeemable only at the discretion of the Company. Shares of preferred stock granted under this plan during the years ended December 31, 2020 and 2019 totaled 6,123 and 7,293, respectively, and an equal number of preferred stock options was granted in each of these years.

Employee Share Option Plan (Common Stock Options)

The Company has an employee stock option plan for certain long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase common shares. The price at which the option may be exercised is the closing market price on the grant date, which is the 40th day after the date of the Company’s Annual Shareholder Meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of shares of preferred stock that employee receives for $nil consideration and (ii) the number of preferred stock options that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date. Options granted under this plan during the years ended December 31, 2020 and 2019 totaled 2,100 and 2,575, respectively.

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

Non-Executive Directors’ Share Plan

This stock grant plan provides part of Directors’ remuneration. Under this plan, non-Executive Directors receive a combination of cash and common stock for their participation in Board meetings. The number of shares of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Common stock granted under this plan during the years ended December 31, 2020 and 2019 totaled 19,712 and 22,034 shares, respectively. The Company recognized stock-based compensation for these share grants of $318,991 and $322,036 for the years ended December 31, 2020 and 2019, respectively.

The Company measures and recognizes compensation expense at fair value for all share-based payments, including stock options. Stock-based compensation for the Employee Share Incentive Plan, Employee Share Option Plan and the 2008 Equity Incentive Plan totaled $125,487 and $142,632 for the years ended December 31, 2020 and 2019, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of income.

The significant weighted average assumptions for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Risk free interest rate	0.17%	2.11%
Expected option life (years)	1.1	1.1
Expected volatility	51.19%	34.59%
Expected dividend yield	2.42%	2.44%

A summary of the Company’s stock option activity for the year ended December 31, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Options	Price	Life (Years)		Value (1)
Outstanding at beginning of period	10,650	$13.08
Granted	8,223	10.67
Exercised	(835)	10.10
Forfeited/expired	(8,008)	11.04
Outstanding as of December 31, 2020	10,030	$12.98	2.07	years	$—
Exercisable as of December 31, 2020	—	$—	—	years	$—
(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $12.05 on the Nasdaq Global Select Market on December 31, 2020, exceeds the exercise price of the option.

As of December 31, 2020, 10,030 non-vested options were outstanding, with weighted average exercise price of $12.98, and average remaining contractual life of 2.07 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $14,427 as of December 31, 2020 and are expected to be recognized over a weighted average period of 2.07 years.

As of December 31, 2020, unrecognized compensation costs relating to redeemable preferred stock rights outstanding were $142,328 and are expected to be recognized over a weighted average period of 1.15 years.

The following table summarizes the weighted average fair value of options at the date of grant and the intrinsic value of options exercised during the years ended December 31, 2020 and 2019:

	2020	2019
Options granted with an exercise price below market price on the date of grant:
Employees — preferred stock	$2.70	$3.73
Overall weighted average	2.70	3.73

Options granted with an exercise price at market price on the date of grant:
Management employees	$—	$—
Employees — common stock	2.45	3.23
Overall weighted average	2.45	3.23

Options granted with an exercise price above market price on the date of grant:
Management employees	$—	$—
Employees — preferred stock	—	—
Overall weighted average	—	—

Total intrinsic value of options exercised	$3,891	$5,857

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

The non-performance-based stock grants vest in one-third increments at the end of each year over a three-year period. Non-performance-based stock grants under this plan totaled 25,789 and 28,891 for the years ended December 31, 2020 and 2019, respectively and the shares associated with these grants were issued in 2021 and 2020, respectively. The Company recognized $344,940 and $337,032 in stock-based compensation expense related to these non-performance stock grants for the years ended December 31, 2020 and 2019, respectively.

The performance-based grants may be earned at the end of each year based upon the Company's three-year cumulative financial performance relative to three-year cumulative financial performance targets.

A total of 31,788 common stock grants were earned as of December 31, 2020 based upon the Company’s actual financial performance relative to the cumulative financial performance targets for the three-year period ended December 31, 2020, and the Company recognized $373,843 in stock-based compensation for the year ended December 31, 2020 related to these grants. The shares associated with these grants will be issued in 2021.

A total of 36,007 common stock grants were earned as of December 31, 2019 based upon the Company’s actual financial performance relative to the cumulative financial performance targets for the three-year period ended December 31, 2019, and the Company recognized $390,524 in stock-based compensation for the year ended December 31, 2019 related to these grants. The shares associated with these grants were issued in 2020.

17. Retirement benefits

Retirement plans are offered to all employees in California, Florida, Cayman Islands and Bahamas. The plans are administered by third parties and are defined contribution plans pursuant to which the Company matches participating employees’ contributions up to certain amounts. The Company matches contributions of up to 5% of a maximum salary amount of $104,400 for Cayman Islands employees, fully matches all contributions made by employees in the Bahamas, and matches contributions of up to 6% of salary for Florida employees. For California employees, the Company matches contribution amounts up to 2% of the employee's salary and matches 25% of contributions above this 2% threshold, up to 10% of the employee’s salary. The Company’s expense for these plans was $576,096 and $450,732 for the years ended December 31, 2020 and 2019, respectively.

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

Fair values:

As of December 31, 2020 and 2019, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2020 and 2019:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$—	$—	$690,000	$690,000

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$—	$—	$664,000	$664,000

The activity for the Level 3 asset for the year ended December 31, 2020:

Net liability arising from put/call options
Balance as of December 31, 2019	$664,000
Unrealized loss	26,000
Balance as of December 31, 2020	$690,000

Put/call options are reported at fair value as either assets or liabilities in the consolidated balance sheets. These fair values are calculated using discounted cash flow analysis valuation techniques that incorporate unobservable inputs, such as future cash flows, weighted-average cost of capital, and expected future volatility. The inputs to these valuations are considered Level 3 inputs.

19. Commitments and contingencies

Commitments

The Company has entered into employment agreements with certain executives, which expire through December 31, 2023 and provide for, among other things, base annual salaries in an aggregate amount of approximately $4.7 million, performance bonuses and various employee benefits.

The Company has purchase obligations totaling approximately $1.8 million through December  31, 2021.

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

As a result of the impact of the COVID-19 pandemic on the economies of the countries in which the Company operates, the Company has experienced, and could continue to experience decreases in consolidated revenue, cash flows generated from operations, and overall liquidity as compared to comparable prior periods.

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

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2020 and 2019, we generated approximately 32% and 38%, respectively, of our consolidated revenue and 44% and 53%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (including accrued interest) due from the WSC amounted to $16.8 million and $18.4 million as of December 31, 2020 and 2019, respectively.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of December 31, 2020, the Company has not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

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

20. Acquisition of PERC

On October 24, 2019, the Company, through its wholly-owned subsidiary, CW-Holdings, entered into a stock purchase agreement (the “Purchase Agreement”) with PERC and its various shareholders (collectively, the “Sellers”). Pursuant to the terms of the Purchase Agreement, CW-Holdings purchased a 51% ownership interest in PERC for approximately $4.1 million in cash. After giving effect to the transactions contemplated by the Purchase Agreement, CW-Holdings owned 51% of the outstanding capital stock of PERC, and three members of PERC's management and one additional shareholder (the “Remaining Shareholders”) owned the remaining 49% of the outstanding capital stock of PERC. In August 2020, CW-Holdings acquired an additional 10% of PERC for $900,000 increasing the Company’s ownership to 61% of the outstanding capital stock of PERC. The remaining 39% is still owned by three members of PERC's management and one additional shareholder. CW-Holdings also acquired from the Remaining Shareholders an option to compel the Remaining Shareholders to sell, and granted to the Remaining Shareholders an option to require CW-Holdings to purchase, the Remaining Shareholders’ 39% ownership interest in PERC at a price based upon the fair market value of PERC at the time of the exercise of the option. CW-Holdings’ option is exercisable on or after October 24, 2022 and the Remaining Shareholders’ option is exercisable on or after October 24, 2024.

PERC is a water infrastructure company headquartered in Fountain Valley, California that develops, designs, builds, and manages wastewater and water reuse infrastructure.

In connection with the Purchase Agreement, CW-Holdings, and the Remaining Shareholders entered into a shareholders' agreement, pursuant to which CW-Holdings and the Remaining Shareholders agreed to certain rights and obligations with respect to the governance of PERC.

The purchase price for PERC is summarized as follows:

Cash consideration
Purchase price (excluding working capital)	$4,088,817
Cash acquired	(941,379)
Total cash consideration	$3,147,438

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

Financial assets	$1,371,532
Contract assets	20,854
Property, plant and equipment	86,287
Identifiable intangible assets	3,990,000
Deferred tax liability	(1,117,200)
Accounts payable and accrued liabilities	(1,260,722)
Working capital adjustment payable	(23,467)
Deferred revenue	(117,636)
Contract liabilities	(760,992)
Net liability arising from put/call options	(744,000)
Total identifiable net assets	1,444,656
Non-controlling interest in PERC	(3,617,634)
Goodwill	5,320,416
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

The following unaudited pro forma financial information presents the results of operations of the Company for the year ended December 31, 2019, as if the acquisition of PERC had taken place on January 1, 2019. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2019, nor do they purport to be indicative of future results of operations.

December 31,
2019
Revenue	$77,615,958
Cost of revenue	47,162,564
Gross profit	30,453,394
General and administrative expenses	21,620,106
Gain (loss) on asset dispositions and impairments, net	447,681
Income from operations	9,280,969
Other income (expense), net	805,093
Income before income taxes	10,086,062
Provision for (benefit from) income taxes	72,814
Net income from continuing operations	10,013,248
Income from continuing operations attributable to non-controlling interests	1,505,068
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	8,508,180
Gain on sale of discontinued operations	3,621,170
Net income from discontinued operations	—
Total income from discontinued operations	3,621,170
Net income attributable to Consolidated Water Co. Ltd. stockholders	$12,129,350

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.57
Discontinued operations	0.24
Basic earnings per share	$0.81

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.56
Discontinued operations	0.24
Diluted earnings per share	$0.80

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,025,639
Diluted earnings per share	15,137,076

21. Related party transactions

The Company, through PERC and the services segment, purchases engineering and technology support services from various companies with a minority shareholder who is also a minority shareholder of PERC. During the years ended December 31, 2020 and 2019, the Company made total purchases of services of approximately $1,349,000 and $10,000 from these companies, respectively. These total purchases are included in the Company’s cost of revenues in the accompanying consolidated statements of income. The total amount of accounts payable outstanding to these companies as of December 31, 2020 and 2019, was approximately $201,000 and $57,000, respectively.

22. Supplemental disclosure of cash flow information

	Year Ended December 31,
	2020	2019
Interest paid in cash	$9,669	$1,332

Non-cash transactions:
Dividends declared but not paid	$1,289,854	$1,282,086
Transfers from inventory to property, plant and equipment and construction in progress	$73,464	$443,018
Transfers from construction in progress to property, plant and equipment	$1,653,501	$7,755,375
Right-of-use assets obtained in exchange for new operating lease liabilities	$299,992	$2,429,305
Purchase of equipment through issuance of long term debt	$122,292	$78,899

23. Impact of recent accounting standards

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

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Company management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

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

Information required by this item with respect to our Directors and the nomination process is contained in the proxy statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) under the heading “Proposal 1 - Election of Group III Directors” and is incorporated by reference in this Annual Report.

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

Number	Exhibit Description
10.3.3*

Third Amendment of Engagement Agreement dated September 9, 2009 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 10, 2009, Commission File No. 0-25248)

10.4*

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

10.6.1*

Engagement Agreement dated July 12, 2011 between John Tonner and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 5, 2011, Commission File No. 0-25248)

10.6.2*

Amended and Restated Engagement Agreement dated March 29, 2017 between John Tonner and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed April 4, 2017, Commission File No. 0-25248)

10.7

Specimen Service Agreement between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

10.8*	Summary Share Grant Plan for Directors (incorporated herein by reference to Exhibit 10.24 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.9*	Employee Share Option Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.10*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended September 30, 2008, Commission File No. 0-25248)

10.11

Agreement dated February 1, 2002 between Consolidated Water Co. Ltd. and Cayman Hotel and Golf Inc. (incorporated herein by reference to Exhibit 10.31 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.12

Lease dated December 10, 2001 between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.13.1†

Form of Agreement for Desalinated Water Supply dated May 2005 among Water and Sewerage Corporation, Consolidated Water Co. Ltd. and Consolidated Water (Bahamas) Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.13.2†

Letter of Acceptance dated January 25, 2011 (effective January 31, 2011) between Water and Sewerage Corporation and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

Number	Exhibit Description
10.13.3†

Proposal letter dated December 8, 2010 addressed to the Water and Sewerage Corporation (incorporated herein by reference to Exhibit 10.3 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.14.1

N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.1 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.14.2

Appendix to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.14.3

Exhibit Index to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.3 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.14.4

Exhibits to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.15

Public-Private Partnership Contract dated August 22, 2016 among Aguas de Rosarito S.A.P.I. de C.V., the State Water Commission of Baja California, the Government of Baja California represented by the Secretary of Planning and Finance, and the Public Utilities Commission of Tijuana. (incorporated herein by reference to Exhibit 10.1 to be filed as a part of our Amendment No. 1 to Form 8-K filed August 26, 2016, File No. 0-25248)

10.16

Letter dated June 29, 2020 from the Director General of the Comisión Estatal del Agua de Baja California to Aguas de Rosarito, S.A.P.I. de C.V. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed July 6, 2020, File No. 0-25248)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Marcum LLP - Consolidated Water Co. Ltd.

31.1**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

Number	Exhibit Description

101.PRE** 104**

XBRL Taxonomy Extension Presentation Linkbase

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

Dated: March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	March 31, 2021
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	March 31, 2021
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Executive Vice President & Chief Financial Officer	March 31, 2021
	David W. Sasnett	(Principal Financial and Accounting Officer)

By:	/s/ Linda Beidler-D’Aguilar	Director	March 31, 2021
Linda Beidler-D’Aguilar

By:	/s/ Brian E. Butler	Director	March 31, 2021
Brian E. Butler

By:	/s/ Carson K. Ebanks	Director	March 31, 2021
Carson K. Ebanks

By:	/s/ Richard L. Finlay	Director	March 31, 2021
Richard L. Finlay

By:	/s/ Clarence B. Flowers, Jr.	Director	March 31, 2021
Clarence B. Flowers, Jr.

By:	/s/ Leonard J. Sokolow	Director	March 31, 2021
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	March 31, 2021
Raymond Whittaker