Form 10-Q
period 2021-03-31
Consolidated Water Co. Ltd.
filed 2021-05-17
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, 15,201,475 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$42,782,527	$43,794,150
Accounts receivable, net	24,688,432	21,483,976
Inventory	2,320,089	3,214,178
Prepaid expenses and other current assets	1,935,180	2,412,282
Contract assets	669,419	516,521
Current assets of discontinued operations	1,412,379	1,511,099
Total current assets	73,808,026	72,932,206
Property, plant and equipment, net	56,084,332	57,687,984
Construction in progress	600,021	440,384
Inventory, noncurrent	4,440,670	4,506,842
Investment in OC-BVI	1,659,501	2,092,146
Goodwill	13,325,013	13,325,013
Intangible assets, net	3,949,166	4,148,333
Operating lease right-of-use assets	2,889,508	1,329,561
Other assets	1,886,754	1,926,594
Long-term assets of discontinued operations	21,131,444	21,166,489
Total assets	$179,774,435	$179,555,552

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,970,756	$2,856,127
Accounts payable - related parties	247,008	200,558
Accrued compensation	1,218,729	1,434,106
Dividends payable	1,304,852	1,300,022
Current maturities of operating leases	462,464	455,788
Current portion of long-term debt	54,698	42,211
Contract liabilities	45,553	461,870
Current liabilities of discontinued operations	102,892	188,434
Total current liabilities	6,406,952	6,939,116
Long-term debt, noncurrent	161,439	126,338
Deferred tax liabilities	1,386,086	1,440,809
Noncurrent operating leases	2,520,367	982,076
Net liability arising from put/call options	559,000	690,000
Other liabilities	387,857	362,165
Long-term liabilities of discontinued operations	—	2,499
Total liabilities	11,421,701	10,543,003
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 30,106 and 31,068 shares, respectively	18,064	18,641
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,201,475 and 15,143,683 shares, respectively	9,120,885	9,086,210
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	87,028,085	86,893,486
Retained earnings	64,603,284	64,910,709
Total Consolidated Water Co. Ltd. stockholders' equity	160,770,318	160,909,046
Non-controlling interests	7,582,416	8,103,503
Total equity	168,352,734	169,012,549
Total liabilities and equity	$179,774,435	$179,555,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Total revenue	$17,103,317	$20,725,721
Total cost of revenue (including purchases from related parties of $155,982 in 2021 and $493,463 in 2020)	10,976,807	12,285,400
Gross profit	6,126,510	8,440,321
General and administrative expenses (including purchases from related parties of $4,429 in 2021)	4,764,486	4,695,309
Loss on asset dispositions and impairments, net	(248,933)	(220)
Income from operations	1,113,091	3,744,792

Other income (expense):
Interest income	160,364	136,440
Interest expense	(2,860)	(2,526)
Profit-sharing income from OC-BVI	6,075	10,125
Equity in the earnings of OC-BVI	15,780	25,883
Net unrealized gain (loss) on put/call options	131,000	(161,000)
Other	4,249	18,339
Other income, net	314,608	27,261
Income before income taxes	1,427,699	3,772,053
Provision (benefit) for income taxes	(2,660)	206,083
Net income from continuing operations	1,430,359	3,565,970
Income from continuing operations attributable to non-controlling interests	128,793	360,998
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	1,301,566	3,204,972
Total loss from discontinued operations	(312,794)	(316,365)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$988,772	$2,888,607

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.08	$0.21
Discontinued operations	(0.02)	(0.02)
Basic earnings per share	$0.06	$0.19

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.08	$0.21
Discontinued operations	(0.02)	(0.02)
Diluted earnings per share	$0.06	$0.19

Dividends declared per common and redeemable preferred shares	$0.085	$0.085

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,201,458	15,114,506
Diluted earnings per share	15,356,842	15,268,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2020	31,068	$18,641	15,143,683	$9,086,210	$86,893,486	$64,910,709	$8,103,503	$169,012,549
Issue of share capital	—	—	57,577	34,546	(34,546)	—	—	—
Conversion of preferred stock	(215)	(129)	215	129	—	—	—	—
Buyback of preferred stock	(747)	(448)	—	—	(7,065)	—	—	(7,513)
Net income	—	—	—	—	—	988,772	128,793	1,117,565
Dividends declared	—	—	—	—	—	(1,296,197)	(649,880)	(1,946,077)
Stock-based compensation	—	—	—	—	176,210	—	—	176,210
Balance as of March 31, 2021	30,106	$18,064	15,201,475	$9,120,885	$87,028,085	$64,603,284	$7,582,416	$168,352,734

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2019	33,751	$20,251	15,049,608	$9,029,765	$88,356,509	$66,352,733	$14,193,616	$177,952,874
Issue of share capital	—	—	64,898	38,939	(38,939)	—	—	—
Net income	—	—	—	—	—	2,888,607	360,998	3,249,605
Purchase of non-controlling interests in Aerex	—	—	—	—	(2,444,047)	—	(6,055,953)	(8,500,000)
Dividends declared	—	—	—	—	—	(1,289,378)	—	(1,289,378)
Stock-based compensation	—	—	—	—	161,406	—	—	161,406
Balance as of March 31, 2020	33,751	$20,251	15,114,506	$9,068,704	$86,034,929	$67,951,962	$8,498,661	$171,574,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities - continuing operations	$1,466,141	$283,539
Net cash used in operating activities - discontinued operations	(380,001)	(572,188)
Net cash provided by (used in) operating activities	1,086,140	(288,649)

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(292,803)	(516,331)
Proceeds from asset dispositions	41,500	450
Purchase of noncontrolling interest in Aerex	—	(8,500,000)
Net cash used in investing activities	(251,303)	(9,015,881)

Cash flows from financing activities
Dividends paid to common shareholders	(1,288,726)	(1,280,993)
Dividends paid to preferred shareholders	(2,641)	(2,869)
Dividends paid to non-controlling interests	(649,880)	—
Repurchase of redeemable preferred stock	(7,513)	—
Principal repayments on long-term debt	(10,632)	(3,496)
Net cash used in financing activities	(1,959,392)	(1,287,358)
Net decrease in cash and cash equivalents	(1,124,555)	(10,591,888)
Cash and cash equivalents at beginning of period	43,794,150	42,071,083
Cash and cash equivalents at beginning of period - discontinued operations	154,130	831,586
Less: cash and cash equivalents at end of period - discontinued operations	(41,198)	(820,275)
Cash and cash equivalents at end of period	$42,782,527	$31,490,506

Interest paid in cash	$2,740	$2,526

Non-cash transactions:
Dividends declared but not paid	$1,296,877	$1,290,058
Transfers from (to) inventory to (from) property, plant and equipment and construction in progress	$75,433	$(71,719)
Transfers from construction in progress to property, plant and equipment	$81,599	$1,336,271
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,716,789	$16,383
Purchase of equipment through issuance of long-term debt	$58,220	$122,292

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

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2021.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Net foreign currency gains (losses) arising from transactions and re-measurements were ($108) and $16,843 for the three months ended March 31, 2021 and 2020, respectively, and are included in “Other income - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of March 31, 2021 and

December 31, 2020 include $8.5 million and $8.5 million, respectively, of certificates of deposits with an original maturity of three months or less.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. As of March 31, 2021, the equivalent United States dollar cash balances for deposits held in The Bahamas were approximately $8.8 million.

Revenue recognition: Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenue disaggregated by revenue source (unaudited).

	Three Months Ended March 31,
	2021	2020
Retail revenue	$5,711,305	$7,257,432
Bulk revenue	6,245,970	6,440,284
Services revenue	3,540,846	3,114,813
Manufacturing revenue	1,605,196	3,913,192
Total revenue	$17,103,317	$20,725,721

Retail revenue

The Company produces and supplies water to end-users, including residential, commercial and governmental customers in the Cayman Islands under an exclusive retail license issued to Cayman Water by the Cayman Islands government to provide water in two of the three most populated areas on Grand Cayman Island. Customers are billed on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. In 2021 and 2020, bad debts represented less than 1% of the Company’s total retail sales.

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

The Company sells bulk water in The Bahamas through its majority-owned subsidiary, CW-Bahamas, under two agreements with the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes such water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. CW-Bahamas also sold water to a private resort on Bimini through December 18, 2020, which generated revenue of approximately $127,000 for the year ended December 31, 2020.

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

The Company recognizes revenue for its construction and specialized/custom manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to total estimated costs at completion to measure progress toward satisfying its performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, material and amounts payable to subcontractors. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any contract assets are classified as current assets. Contract liabilities on uncompleted contracts, if any, are classified as current liabilities.

The Company has elected the “right to invoice” practical expedient for revenue recognition on its services agreements and recognizes revenue in the amount to which the Company has a right to invoice.

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	March 31, 2021	December 31, 2020
Revenue recognized to date on contracts in progress	$8,186,878	$17,534,449
Amounts billed to date on contracts in progress	(7,977,023)	(17,791,928)
Retainage	414,011	312,130
Net contract asset	$623,866	$54,651

The above net balances are reflected in the accompanying condensed consolidated balance sheet as follows:

	March 31, 2021	December 31, 2020
Contract assets	$669,419	$516,521
Contract liabilities	(45,553)	(461,870)
Net contract asset	$623,866	$54,651

As of March 31, 2021, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $1.4 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $1.0 million during the remainder of the year ending December 31, 2021 and approximately $0.4 million thereafter.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2020 have been reclassified to conform to the current periods’ presentation.

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

	Three Months Ended March 31, 2021
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$5,711,305	$6,245,970	$3,540,846	$1,605,196	$17,103,317
Cost of revenue	2,707,994	4,155,153	2,721,928	1,391,732	10,976,807
Gross profit	3,003,311	2,090,817	818,918	213,464	6,126,510
General and administrative expenses	3,371,010	377,503	722,020	293,953	4,764,486
Gain (loss) on asset dispositions and impairments, net	(250,000)	1,500	(433)	—	(248,933)
Income (loss) from operations	$(617,699)	$1,714,814	$96,465	$(80,489)	1,113,091
Other income, net					314,608
Income before income taxes					1,427,699
Benefit from income taxes					(2,660)
Net income from continuing operations					1,430,359
Income from continuing operations attributable to non-controlling interests					128,793
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					1,301,566
Net loss from discontinued operations					(312,794)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$988,772

Depreciation and amortization expenses for the three months ended March 31, 2021 for the retail, bulk, services and manufacturing segments were $634,255, $953,760, $200,495 and $75,533, respectively.

	Three Months Ended March 31, 2020
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$7,257,432	$6,440,284	$3,114,813	$3,913,192	$20,725,721
Cost of revenue	2,986,620	4,564,580	2,273,520	2,460,680	12,285,400
Gross profit	4,270,812	1,875,704	841,293	1,452,512	8,440,321
General and administrative expenses	3,373,839	292,046	672,690	356,734	4,695,309
Gain (loss) on asset dispositions and impairments, net	—	200	(420)	—	(220)
Income from operations	$896,973	$1,583,858	$168,183	$1,095,778	3,744,792
Other income, net					27,261
Income before income taxes					3,772,053
Provision for income taxes					206,083
Net income from continuing operations					3,565,970
Income attributable to non-controlling interests					360,998
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					3,204,972
Net loss from discontinued operations					(316,365)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$2,888,607

Depreciation and amortization expenses for the three months ended March 31, 2020 for the retail, bulk, services and manufacturing segments were $604,813, $967,235, $182,750 and $126,134, respectively.

	As of March 31, 2021
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,439,024	$19,731,117	$1,546,559	$971,732	$24,688,432
Inventory, current and non-current	$2,785,083	$3,632,537	$—	$343,139	$6,760,759
Property, plant and equipment, net	$27,188,029	$26,730,578	$563,155	$1,602,570	$56,084,332
Construction in progress	$436,445	$60,040	$—	$103,536	$600,021
Intangibles, net	$—	$—	$3,031,388	$917,778	$3,949,166
Goodwill	$1,170,511	$1,948,875	$5,320,416	$4,885,211	$13,325,013
Total segment assets	$61,657,813	$69,722,252	$15,216,541	$10,634,006	$157,230,612
Assets of discontinued operations					$22,543,823
Total assets					$179,774,435

	As of December 31, 2020
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,444,455	$17,022,813	$1,420,609	$596,099	$21,483,976
Inventory, current and non-current	$2,787,163	$3,795,544	$—	$1,138,313	$7,721,020
Property, plant and equipment, net	$27,947,545	$27,611,567	$487,973	$1,640,899	$57,687,984
Construction in progress	$305,110	$31,737	$—	$103,537	$440,384
Intangibles, net	$—	$—	$3,200,555	$947,778	$4,148,333
Goodwill	$1,170,511	$1,948,875	$5,320,416	$4,885,211	$13,325,013
Total segment assets	$56,425,159	$74,771,798	$14,470,322	$11,210,685	$156,877,964
Assets of discontinued operations					$22,677,588
Total assets					$179,555,552

4. Earnings per share

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2021	2020
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$1,301,566	$3,204,972
Less: preferred stock dividends	(2,559)	(2,869)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	1,299,007	3,202,103
Total loss from discontinued operations	(312,794)	(316,365)
Net income available to common shares in the determination of basic earnings per common share	$986,213	$2,885,738

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,201,458	15,114,506
Plus:
Weighted average number of preferred shares outstanding during the period	30,469	33,751
Potential dilutive effect of unexercised options and unvested stock grants	124,915	120,627
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,356,842	15,268,884

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

Following an assessment by the State of Baja, California (the “State”) of the need for such a desalination plant and the passage of enabling legislation in November 2015, the State officially commenced the tender for the Project. The scope of the Project was defined by the State as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and an aqueduct that connected to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium (the “Consortium”) comprised of NSC, NuWater S.A.P.I. de C.V. (“NuWater”) and Suez Medio Ambiente México, S.A. de C.V. (“Suez MA”), a subsidiary of SUEZ International, S.A.S., submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of the tender process for the Project.

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

On August 22, 2016, the Public Private Partnership Agreement for the Project (the “APP Contract”) was executed between AdR, the State Water Commsiion of Baja, California (“CEA”), the Government of Baja California, as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract required AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican public water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase was to be operational within 36 months of commencing construction and the second phase was to be operational by January 2025. The APP Contract further required AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct would have been transferred to CEA. The APP Contract was subsequently amended by the parties in June 2018 to increase the scope of Phase 1 and to allow for changes in the water tariff due to the changes in the exchange rate for the peso, interest rates and construction costs that had and would occur from the date the APP contract was signed to the date construction commenced.

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

As a result of the cancellation of the APP Contract, during the three months ended September 30, 2020 the Company discontinued all project development activities associated with the Project and engaged a real estate broker and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all Project development expenses and the impairment loss incurred by the Company, have been reclassified from the services segment to discontinued operations in the accompanying condensed financial statements.

Summarized financial information for the Mexico project development is as follows:

	March 31,	December 31,
	2021	2020
Cash	$41,198	$154,130
Prepaid expenses and other current assets	115,174	88,978
Value added taxes receivable	1,256,007	1,267,991
Property, plant and equipment, net	4,546	5,682
Land and rights of way	21,126,898	21,126,898
Other assets	—	33,909
Total assets of discontinued operations	$22,543,823	$22,677,588

Total liabilities of discontinued operations	$102,892	$190,933

	Three Months Ended March 31,
	2021	2020
Revenue	$—	$—
Income from operations	$—	$—
Net loss from discontinued operations	$(312,794)	$(316,365)
Gain on sale of discontinued operations	$—	$—
Depreciation expense	$1,136	$1,136

AdR initiated an amparo claim before a federal district court in Tijuana, Baja California, to challenge the provision of the applicable law requiring submittal of the list of non-recoverable expenses within the 20 business days term, as AdR considered such term to be unreasonably short due to the magnitude of the Project and the scope of supporting documentation required to be provided with respect to the non-recoverable expenses. AdR obtained an initial provisional suspension of the lapsing of such 20 day term from the court, and on August 10, 2020 the court made such suspension definitive until the completion of the amparo trial. As such, the 20 day term for filing the list of non-recoverable expenses was suspended. Therefore, on August 28, 2020, AdR submitted, in due time and form, its list of non-recoverable expenses, including those of NSC, to CEA and CESPT which was comprised of 51,144,525 United States dollars and an additional 137,333,114 Mexican pesos. In February 2021, AdR withdrew this amparo claim, and such withdrawal was accepted by the federal district court in Tijuana. To date, AdR has not received a response from CEA or CESPT to its submission of non-recoverable expenses.

The Company, AdR and NSC plan to vigorously pursue all legal remedies and courses of action available under the APP Contract and applicable law (including international treaties and agreements) with respect to any rights they may have upon termination of the APP Contract, including the reimbursement of expenses and investments.

As a Netherlands company, CW-Cooperatief, believes it has certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). On April 16, 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invites Mexico to seek a resolution of this investment dispute through consultation and negotiation, but states that if the dispute cannot be resolved in this manner, CW-Cooperatief elects to refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty. To date, CW-Cooperatief has not received a response to this letter.

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

On October 1, 2020, and following an order from a Federal Judge obtained by NSC, the Tenth Civil Judge resolved to (i) move the claim of EWG to arbitration, and (ii) suspend the corresponding ordinary mercantile procedure. EWG challenged such resolution, arguing that its notification was not lawful. The Tenth Civil Judge dismissed such challenge, and thereafter EWG filed a remedy against such dismissal, which remedy has not been resolved (notwithstanding that NSC appeared to vigorously oppose such remedy).

Notwithstanding the resolution of the Tenth Civil Judge to move to arbitration, subparagraphs a) and b) that follow describe certain separate amparo claims, an appeal and an administrative act arising from or relating to such ordinary mercantile claim, all in chronological order. Due to the current global COVID-19 pandemic, most tribunals in Mexico have suspended their activities intermittently since March 2020, with certain such tribunals restarting activities in August 2020. As such, several resolutions are pending issuance.

a) Appeal filed by NSC against the preliminary relief sought by EWG.

The appeal remedy filed by NSC on November 7, 2018, mentioned previously, suspended the proceeding (through the posting of a guarantee by NSC) and was resolved in December 2019 and communicated to EWG in January 2020. Such resolution revoked the order of the Tenth Civil Judge whereby EWG was granted the preliminary relief.

b) Amparo filed by EWG against the revocation of the preliminary relief.

In January 2020, EWG filed a new amparo claim against the resolution of the appeal remedy previously mentioned in subparagraph a). NSC has responded to this new amparo to vigorously oppose such amparo claim of EWG and to uphold the resolution of such appeal remedy. To this date, the resolution to this amparo claim has not been issued (notwithstanding that a final hearing within such procedure was held) and, as such, it does not affect the revocation of the preliminary relief.

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

6. Leases

The Company leases property and equipment under operating leases, primarily office and warehouse locations. For leases with terms greater than twelve months, the related asset and obligation are recorded at the present value of the lease payments over the term. Many of these leases contain rental escalation clauses which are factored into the determination of the lease payments when appropriate. When available, the lease payments are discounted using the rate implicit in the lease; however, the Company’s current leases do not provide a readily determinable implicit rate. Therefore, the Company’s incremental borrowing rate is estimated to discount the lease payments based on information available at the lease commencement.

These leases contain both lease and non-lease components, which the Company has elected to treat as a single lease component. The Company elected not to recognize leases that have an original lease term, including reasonably certain renewal or purchase obligations, of twelve months or less in its condensed consolidated balance sheets for all classes of underlying assets. Lease costs for such short-term leases are expensed on a straight-line basis over the lease term.

The land used by the Company to operate its seawater desalination plants in the Cayman Islands and The Bahamas is owned by the Company or leased to the Company for immaterial annual amounts and are not included in the lease amounts presented on the condensed consolidated balance sheets.

AdR entered into a lease for land to be used in the Project with an initial effective term of 20-years from the date of full operation of its proposed seawater desalination plant. The lease is cancellable by AdR should it ultimately not proceed with the Project. On June 29, 2020, AdR was notified that the APP Contract was terminated. As a result, the Company, AdR and NSC expect to terminate the various agreements ancillary to the Project or to transfer them to the State, including this land lease for the Project. As such, the lease right-of-use asset and lease liability amounts as of March 31, 2021 and December 31, 2020 do not include this lease.

All lease assets denominated in a foreign currency are measured using the exchange rate at the commencement of the lease. All lease liabilities denominated in a foreign currency are remeasured using the exchange rate as of the condensed consolidated balance sheet date.

Effective March 9, 2021, the Company entered into a new office lease for the existing office located in Coral Springs, Florida under similar terms compared to the prior lease. This new lease expires, including all renewal options, on March 8, 2031.

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	March 31,	December 31,
	2021	2020
ASSETS
Current
Prepaid expenses and other current assets	$93,323	$108,303
Current assets of discontinued operations	26,197	—
Noncurrent
Operating lease right-of-use assets	2,889,508	1,329,561
Long-term assets of discontinued operations	—	33,909
Total lease right-of-use assets	$3,009,028	$1,471,773

LIABILITIES
Current
Current maturities of operating leases	$462,464	$455,788
Current liabilities of discontinued operations	24,669	29,432
Noncurrent
Noncurrent operating leases	2,520,367	982,076
Noncurrent liabilities of discontinued operations	—	2,499
Total lease liabilities	$3,007,500	$1,469,795

Weighted average remaining lease term:
Operating leases	7.5 years	3.4 years
Operating leases - discontinued operations	0.9 years	1.1 years

Weighted average discount rate:
Operating leases	4.92%	4.15%
Operating leases - discontinued operations	3.48%	3.48%

The components of lease costs were as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$175,984	$190,605
Short-term lease costs	4,429	4,116
Lease costs - discontinued operations	7,414	53,287
Total lease costs	$187,827	$248,008

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$191,526	$231,879
Operating cash outflows for operating leases - discontinued operations	7,820	45,779

Future lease payments relating to the Company’s operating lease liabilities as of March 31, 2021 were as follows:

Years ending December 31,	Total
2021	$443,802
2022	622,610
2023	627,033
2024	410,464
2025	268,897
Thereafter	1,150,273
Total future lease payments	3,523,079
Less: imputed interest	(540,248)
Total lease obligations	2,982,831
Less: current obligations	(462,464)
Noncurrent lease obligations	$2,520,367

7. Fair value

As of March 31, 2021 and December 31, 2020, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$—	$—	$559,000	$559,000

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$—	$—	$690,000	$690,000

The activity for the Level 3 liability for the three months ended March 31, 2021:

Net liability arising from put/call options
Balance as of December 31, 2020	$690,000
Unrealized gain	(131,000)
Balance as of March 31, 2021	$559,000

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

8. Contingencies

COVID-19

The worldwide coronavirus (COVID-19) pandemic was formally recognized by the World Health Organization on March 11, 2020. In response to this pandemic, the governments of the countries in which the Company operates - the Cayman Islands, The Bahamas, and the United States - implemented preventative measures to slow the spread of COVID-19, measures which have had profound adverse consequences for the economies of those countries. Tourism, a major economic driver for the Cayman Islands and The Bahamas, has temporarily ceased in those countries due to the closing of these countries to air and sea travel. Overall economic activity in the United States has declined.

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

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2021 and 2020, the Company generated approximately 33% and 35%, respectively, of its consolidated revenue and 49% and 51%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for the economic regulation of the water utility sector and the negotiations with the Company for a new retail license from the WAC to OfReg in May 2017. The Company began license negotiations with OfReg in July 2017 and such negotiations are ongoing. The Company has been informed during its retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of its license in a manner that could significantly reduce the operating income and cash flows the Company has historically generated from its retail license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $19.5 million as of March 31, 2021 and $16.8 million as of December 31, 2020.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of March 31, 2021, the Company has not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

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

9. Related party transactions

The Company, through PERC and the services segment, purchases engineering and technology support services from various companies with a minority shareholder who is also a minority shareholder of PERC. During the three months ended March 31, 2021 and 2020, the Company made total purchases of services of approximately $156,000 and $493,000 from these companies, respectively. These total purchases are included in the Company’s cost of revenue in the accompanying condensed consolidated statements of income.

On February 1, 2021, PERC entered into a sublease agreement with a related company commencing March 14, 2021 and ending August 31, 2021. During the three months ended March 31, 2021, the Company recognized approximately $4,000 of expense related to this lease. This lease amount is included in the Company's general and administrative expenses in the accompanying condensed consolidated statements of income.

The total amount of accounts payable outstanding to these companies as of March 31, 2021 and December 31, 2020, was approximately $247,000 and $201,000, respectively.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	tourism and weather conditions in the areas we serve;
●	the impacts of the COVID-19 pandemic;
●	the economic, political and social stability of each country in which we conduct or plan to conduct business;
●	our relationships with the government entities and other customers we serve;
●	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
●	our ability to successfully enter new markets; and
●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our 2020 Annual Report on Form 10-K.

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

For the year ended December 31, 2020 we estimated the fair value of our reporting units by applying the discounted cash flow method, which relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis.

We also estimated the fair value of each of our reporting units for the year ended December 31, 2020 by applying the guideline public company method. We have, in years prior to 2020, also estimated the fair value of each of our reporting units by referencing the market multiples implied by guideline merger and acquisition transactions (the mergers and acquisition method). We considered utilizing the mergers and acquisition method for the year ended December 31, 2020 but due to a lack of relevant meaningful mergers and acquisition activity during the year, such method was not utilized for 2020.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings we applied to each method as of December 31, 2020 were as follows:

	As of December 31, 2020
Method	Retail	Bulk	Services	Manufacturing
Discounted cash flow	80%	80%	80%	80%
Guideline public company	20%	20%	20%	20%
Mergers and acquisitions	—%	—%	—%	—%
	100%	100%	100%	100%

The fair values we estimated for our retail, bulk, services and manufacturing reporting units exceeded their carrying amounts by 101%, 49%, 17% and 31% respectively, as of December 31, 2020.

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

Approximately 86% and 80% of Aerex’s revenue, and 78% and 89% of Aerex’s gross profit, for the three months ended March 31, 2020 and the year ended December 31, 2020, respectively, were generated from sales to one customer. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases from Aerex following 2020 for a period of approximately one year and Aerex did not generate any revenue from this customer during the three months ended March 31, 2021. This customer has informed Aerex that it presently expects to recommence its purchases from Aerex beginning with the first quarter of 2022. However, we can offer no assurances that this customer will recommence its purchases from Aerex at that time. Furthermore, any such future purchases (should they occur) may not generate as much revenue and gross profit as Aerex has historically earned from this customer. We are seeking to replace the anticipated loss in revenue and gross profit from this customer by increasing sales of other products that we manufacture to new and existing customers, however, we may not be able to do so.

As a result of this anticipated loss of revenue for Aerex, we updated our projections for our manufacturing reporting unit’s future cash flows. Such projections assume, in part, that Aerex’s major customer will recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020. Based upon these updated projections we tested our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020 using the discounted cash flow method. As a result of this impairment testing, we determined that the estimated fair value of our manufacturing reporting unit exceeded its carrying value by approximately 31% as of December 31, 2020. However, we may be required to record an impairment loss in the future to reduce the carrying value of our manufacturing reporting unit’s goodwill should we determine that Aerex’s future net cash inflows will be less than our most current expectations. Any such impairment loss could have a material adverse impact on our consolidated financial condition and results of operations.

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

On June 29, 2020, our Mexico subsidiary, AdR, received a letter from the State of Baja California (the “State”) terminating AdR’s contract with the State involving the construction and operation of a desalination plant in Rosarito California and accompanying aqueduct to deliver the water produced by this plant to the Mexican public water system. As a result of the cancellation of this contract, we recorded an impairment loss for rights of way acquired for the contract’s proposed aqueduct of $(3.0 million) for the three months ended June 30, 2020.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1. “Financial Statements” of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 (“2020 Form 10-K”) and the information set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Discontinued Operations – Mexico Project Development

In 2010, we began the pursuit, through our Netherlands subsidiary, Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), and our Mexico subsidiary, N.S.C. Agua, S.A. de C.V. (“NSC”), of a project (the “Project”) that encompassed the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system.

Through a series of transactions that began in 2012, NSC purchased 20.1 hectares of land for approximately $21.1 million on which the proposed Project’s plant was to be constructed.

Following an assessment by the State of Baja, California (the “State”) of the need for such a desalination plant and the passage of enabling legislation in November 2015, the State officially commenced the required public tender for the Project. A consortium (the “Consortium”) comprised of NSC, Suez Medio Ambiente México, S.A. de C.V. (“Suez MA”), a subsidiary of SUEZ International, S.A.S., and NuWater S.A.P.I. de C.V. (“NuWater”) submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of the tender process for the Project.

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

On August 22, 2016, the Public Private Partnership Agreement for the Project (the “APP Contract”) was executed between AdR, the State Water Commission of Baja California (“CEA”), the Government of Baja California as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract required AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase was to be operational within 36 months of commencing construction and the second phase was to be operational by July 2024. The APP Contract further required AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, ownership of the plant and aqueduct would have been transferred to CEA. The APP Contract was subsequently amended by the parties in June 2018 to increase the scope of Phase 1 and to allow for changes in the water tariff due to the changes in the exchange rate for the peso, interest rates and construction costs that had and would occur from the date the APP contract was signed to the date construction commenced.

On June 29, 2020, AdR received a letter (the “Letter”) from the Director General of CEA and the Director General of CESPT terminating the APP Contract. The reasoning provided in the Letter for the decision to terminate the APP Contract is that the Project (a) is not financially feasible due to increases in the construction, operating and financing costs for the Project in addition to negative changes in economic conditions (e.g. interest rates and currency exchange rates); (b) is not sustainable for CEA and CESPT given its financial unfeasibility; (c) puts pressure to increase the rates charged to customers; (d) would force the Government of the State to cover a deficit of CEA and CESPT, thus preventing the State Government from spending on investment programs or social expenditures; and (e) negatively affects the general interest. The Letter requested that AdR provide an inventory of the assets that currently comprise the “Project Works” (as defined in the APP Contract) for the purpose of acknowledging and paying the non-recoverable expenses made by AdR in connection with the Project, with such reimbursement to be calculated in accordance with the terms of the APP Contract. The applicable law requires this list of non-recoverable expenses made by AdR in connection with the Project be submitted to CEA and CESPT within 20 business days from the date of receipt of the Letter. AdR initiated an amparo claim before a federal district court in Tijuana, Baja California, to challenge the provision of the applicable law requiring submittal of the list of non-recoverable expenses within the 20 business days term, as AdR considered such term to be unreasonably short due to the magnitude of the Project and the scope of supporting documentation required to be provided with respect to the non-recoverable expenses. AdR obtained an initial provisional suspension of the lapsing of such 20 day term from the court, and on August 10, 2020 the court made such suspension definitive until the completion of the amparo trial. As such, the 20 day term for filing the list of non-recoverable expenses was suspended. Therefore, on August 28, 2020, AdR submitted their list of non-recoverable expenses, including those of NSC, to CEA and CESPT which was comprised of 51,144,525 United States dollars and an additional 137,333,114 Mexican pesos. In February 2021, AdR withdrew this amparo claim, and such withdrawal was accepted by the federal district court in Tijuana. To date, AdR has not received a response from CEA or CESPT to its submission of non-recoverable expenses.

We plan to vigorously pursue all legal remedies and courses of action available under the APP Contract and applicable law (including international treaties and agreements) with respect to any rights we may have upon termination of the APP Contract, including the reimbursement of expenses and investments.

We believe, CW-Cooperatief, as a Netherlands company, has certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). On April 16, 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invites Mexico to seek a resolution of this investment dispute through consultation and negotiation, but states that if the dispute cannot be resolved in this manner, CW-Cooperatief elects to refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty. To date, CW-Cooperatief has not received a response to this letter.

We cannot provide any assurances that we will be able to obtain reimbursement for any expenses or investments made with respect to the Project.

As a result of the cancellation of the APP Contract, during the three months ended September 30, 2020, we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all Project development expenses and the impairment loss these subsidiaries incurred, have been reclassified from the services segment to discontinued operations in the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2021 and 2020. Our net losses from discontinued operations for the three months ended March 31, 2021 and 2020 of ($312,794) and ($316,365), respectively, consist of legal, accounting, engineering, administrative, consulting and other costs relating to Project development activities and, for 2021, our activities following the cancellation of the APP Contract to pursue reimbursement from the State of Baja California.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 relates only to our continuing operations.

Consolidated Results

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2021 was $1,301,566 ($0.08 per share on a fully diluted basis), as compared to net income from continuing operations of $3,204,972 ($0.21 per share on a fully diluted basis) for 2020.

Total revenue for 2021 decreased to $17,103,317 from $20,725,721 in 2020, as the retail and manufacturing segments experienced significant revenue declines. Gross profit for 2021 was $6,126,510 (36% of total revenue) as compared to $8,440,321 (41% of total revenue) for 2020. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis remained relatively consisted at $4,764,486 for 2021 as compared to $4,695,309 for 2020.

Other income, net, increased to $314,608 for 2021 as compared to $27,261 for 2020 due to an unrealized gain of $131,000 recorded for the valuation of the put/call options arising from the acquisition of a majority interest in PERC, as compared to an unrealized loss recorded on these options of $(161,000) in 2020.

The COVID-19 pandemic had a material adverse impact on our consolidated results of operations for the three months ended March 31, 2021 and we believe the COVID-19 pandemic will continue to adversely impact our results of operations in future periods. See further discussion herein and at “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies – COVID-19.”

Results by Segment

Retail Segment:

The retail segment incurred a loss from operations of ($617,699) for 2021 as compared to generating income from operations of $896,973 for 2020.

Revenue generated by our retail water operations decreased to $5,711,305 in 2021 from $7,257,432 in 2020 due to a 20% decrease in the volume of water sold. This sales volume decrease is due to the temporary cessation of tourism on Grand Cayman resulting from the closing of all Cayman Islands airports and seaports in March 2020 in response to the COVID-19 pandemic.

Retail segment gross profit decreased to $3,003,311 (53% of retail revenue) for 2021 from $4,270,812 (59% of retail revenue) for 2020 as a result of the revenue decline.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained consistent at $3,371,010 for 2021 as compared to $3,373,839 for 2020.

Bulk Segment:

The bulk segment contributed $1,714,814 and $1,583,858 to our income from operations for 2021 and 2020, respectively.

Bulk segment revenue was $6,245,970 and $6,440,284 for 2021 and 2020, respectively. The decrease in bulk segment revenue is attributable to a decrease in CW-Bahamas’ revenue of approximately $166,000 for 2021 due to lower energy costs, which correspondingly decreased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $2,090,817 (33% of bulk revenue) and $1,875,704 (29% of bulk revenue) for 2021 and 2020, respectively. Gross profit in dollars and as a percentage of revenue increased in 2021 as compared to 2020 principally due to a decrease in operating expenses (primarily repairs and maintenance costs) for CW-Bahamas of approximately $188,000.

Bulk segment G&A expenses remained relatively consistent at $377,503 for 2021 as compared to $292,046 for 2020.

Services Segment:

The services segment income from operations of $96,465 and $168,183 for 2021 and 2020, respectively.

Services segment revenue increased to $3,540,846 for 2021 from $3,114,813 for 2020 due to an increase of approximately $1.3 million in revenue from operating and maintenance contracts attributable to new contracts, which served to more than offset a decline in plant construction revenue of approximately $913,000.

Gross profit for the services segment was $818,918 (23% of services revenue) in 2021 as compared to $841,293 (27% of services revenue) for 2020. The decrease in gross profit as a percentage of revenue reflects a shift in the contract mix.

G&A expenses for the services segment remained consistent at $722,020 for 2021 as compared to $672,690 for 2020.

Manufacturing Segment:

The manufacturing segment incurred a loss from operations of ($80,489) for 2021 as compared to generating income from operations of $1,095,778 in 2020.

Manufacturing revenue was $1,605,196 and $3,913,192 for 2021 and 2020, respectively. Manufacturing revenue decreased from 2020 to 2021 due to the loss of orders from Aerex’s former largest customer.

Manufacturing gross profit was $213,464 (13% of manufacturing revenue) and $1,452,512 (37% of manufacturing revenue) for 2021 and 2020, respectively. The decrease in manufacturing gross profit in dollars reflects the decrease in revenue. Gross profit as a percentage of revenue declined due to the greater impact of fixed factory overhead on this measure resulting from the revenue decrease.

G&A expenses for the manufacturing segment dropped to $293,953 for 2021 as compared to $356,734 for 2020.

Approximately 86% and 80% of Aerex’s revenue, and 78% and 89% of Aerex’s gross profit, for the three months ended March 31, 2020 and the year ended December 31, 2020, respectively, were generated from sales to one customer. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases from Aerex following 2020 for a period of approximately one year and Aerex did not generate any revenue from this customer during the three months ended March 31, 2021. This customer has informed Aerex that it presently expects to recommence its purchases from Aerex beginning with the first quarter of 2022. However, we can offer no assurances that this customer will recommence its purchases from Aerex at that time. Furthermore, any such future purchases (should they occur) may not generate as much revenue and gross profit as Aerex has historically earned from this customer. We are seeking to replace the anticipated loss in revenue and gross profit from this customer by increasing sales of other products that we manufacture to new and existing customers, however, we may not be able to do so. Consequently, our manufacturing segment revenue and gross profit for 2021 may decline as compared to the two prior years.

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as of March 31, 2021 as compared to December 31, 2020 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable increased by approximately $3.2 million. This net increase reflects an increase in CW-Bahamas’ accounts receivable of approximately $2.7 million – see discussion at “CW-Bahamas Liquidity.”

Current inventory decreased by $894,089 primarily due to a decline in orders for Aerex.

Property, plant and equipment, net decreased by $1.6 million due to scheduled depreciation of fixed assets.

Operating lease right-of -use assets increased by approximately $1.6 million, with a related increase in operating lease liabilities of approximately $1.5 million, due to a new office lease for Aquilex that began in March 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the balance of 2021 include capital expenditures for our existing operations of approximately $6.0 million, which includes $3.9 million for the replacement of the 26-year old West Bay seawater desalination plant in Grand Cayman and approximately $1.3 million for dividends payable. Our liquidity requirements may also include future quarterly dividends if such dividends are declared by our Board. Our dividend payments amounted to approximately $1.9 million for the three months ended March 31, 2021 and approximately $5.1 million for the year ended December 31, 2020.

As of March 31, 2021, we had cash and cash equivalents of $42.8 million and working capital of $67.4 million. With the possible exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $19.5 million as of March 31, 2021 and $16.8 million as of December 31, 2020. Approximately 78% of the March 31, 2021 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary. As of April 30, 2021, CW-Bahamas’ accounts receivable from the WSC totaled an all-time high of approximately $21.7 million

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of March 31, 2021, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

We believe the delays we have experienced in collecting CW-Bahamas’ receivables have been extended by the severe adverse impact of the COVID-19 pandemic on The Bahamas government’s revenue sources. Based upon our discussions and collection history with The Bahamas government, we believe that our accounts receivable from the WSC are fully collectible.

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

Discussion of Cash Flows for the Three Months Ended March 31, 2021

Our cash and cash equivalents decreased to $42,782,527 as of March 31, 2021 from $43,794,150 as of December 31, 2020.

Cash Flows from Operating Activities

Net cash provided by our operating activities from continuing operations was $1,466,141. This net cash reflects net income generated for the three months ended March 31, 2021 of $1,117,565 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $1,864,043, a loss from discontinued operations of $312,794, an increase in accounts receivable of $3,244,456 and an decrease in current inventory of $818,656.

Cash Flows from Investing Activities

Net cash used by our investing activities was $251,303 primarily from additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used by our financing activities was $1,959,392, almost all of which related to the payment of dividends.

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

As a result of these measures taken by the Cayman Islands government, tourism in the Cayman Islands has temporarily ceased. The preventative measures taken by the Cayman Islands government in response to the COVID-19 pandemic commenced in the latter half of March 2020. Consequently, our retail sales volume for the year ended December 31, 2020 declined by approximately 13% from the year ended December 31, 2019 and our retail sales volume for the first quarter of 2021 declined 20% from our retail sales volume for the first quarter of 2020. We expect that our retail segment revenue and cash flows will continue to be materially adversely impacted until such time as tourism and the economy in the Cayman Islands fully recover from the impact and effects of the COVID-19 pandemic.

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

CW-Bahamas

The government of The Bahamas enacted Emergency Powers Regulations which became effective March 18, 2020 in an effort to combat the spread of COVID-19. These regulations closed all businesses not deemed essential by the government, encouraged the employees of non-essential businesses to work remotely and imposed 24 hour shelter-in-place curfew on all residents of The Bahamas other than those engaged in essential or pre-approved activities. On March 24, 2020, the government banned all international travel to The Bahamas by closing all airports and seaports. As a result of the measures taken by The Bahamas government, tourism on New Providence Island, where CW-Bahamas operates, temporarily ceased and economic activity in The Bahamas slowed dramatically. In May 2020, the Bahamian government relaxed some of the shelter-in-place regulations and in July 2020, the government of The Bahamas enacted a limited reopening of The Bahamas to air travel. However, increased travel restrictions were reimposed shortly thereafter due to an increase in COVID-19 cases. As of November 2020, shelter-in-place regulations were loosened and commercial and retail operations were permitted to open with limited capacity; additional economic activity (including the operation of restaurants and bars with outdoor and limited indoor seating) has since been permitted. Conditions for travel to The Bahamas have also been loosened and individuals that wish to travel to The Bahamas must obtain a health travel visa which will be issued upon receipt of a negative RT-PCR COVID-19 test five days in advance of travel; they must submit to a mandatory COVID-19 rapid antigen test five days after arrival in The Bahamas or upon exhibiting symptoms of COVID-19 while in The Bahamas. It is anticipated that a limited number of cruise ship departures from the Port of Nassau may commence in June 2021, but a date for cruise ship arrivals has not yet been set.

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

Aerex

To date, the COVID-19 pandemic has not materially impeded Aerex’s day-to-day operations.

Aerex presently has 14 plant employees. Should a number of these employees become ill or be required to enter quarantine as a result of COVID-19, Aerex could be required to reduce or cease its manufacturing activities, which could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

As a result of current economic conditions (resulting in part from the COVID-19 pandemic), in late March 2021 Aerex began experiencing issues with its supply chain for the raw materials and components used in its manufacturing operations, including higher prices, scarcities/shortages, and longer fulfillment times for its orders to suppliers. Should these economic conditions and issues continue, Aerex could have difficulty completing its orders from its customers, which could have a material adverse impact on our consolidated revenue, results of operations and cash flows, and could require us to record an impairment loss to reduce the carrying value of the goodwill recorded for our manufacturing segment. Any such impairment loss could have a material adverse impact on our consolidated financial condition and results of operations.

PERC

PERC’s operations are considered essential services by the states within which it operates. Presently, the COVID-19 pandemic has not materially impeded PERC’s day-to-day operations.

Approximately 70% of PERC’s revenue of $3.4 million for the three months ended March 31, 2021 was generated in California under contracts with government entities. The State of California has publicly acknowledged its on-going financial difficulties as a result of the COVID-19 pandemic, and such difficulties presently, or could in the future, extend to the various counties, municipalities and other government-related entities in California, including PERC’s customers, which could adversely impact PERC’s revenue and the collection of its accounts receivable.

PERC employs state-certified water and wastewater operators to operate various water treatment facilities in California and Arizona. Should a number of these employees become ill or be required to enter quarantine as a result of COVID-19, PERC could have difficulty meeting its contractual and statutory obligations for operating these water treatment facilities, which could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2021 and 2020, we generated approximately 33% and 35%, respectively, of our consolidated revenue and 49% and 51%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for the economic regulation of the water utility sector and the retail license negotiations from the WAC to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license.

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

Dividends

●	On February 1, 2021, we paid a dividend of $0.085 to shareholders of record on January 4, 2021.
●	On April 30, 2021, we paid a dividend of $0.085 to shareholders of record on April 1, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2020 to the end of the period covered by this report.

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

On October 1, 2020, and following an order from a Federal Judge obtained by NSC, the Tenth Civil Judge resolved to (i) move the claim of EWG to arbitration, and (ii) suspend the corresponding ordinary mercantile procedure. EWG challenged such resolution, arguing that its notification was not lawful. The Tenth Civil Judge dismissed such challenge, and thereafter EWG filed a remedy against such dismissal, which remedy has not been resolved (notwithstanding that NSC appeared to vigorously oppose such remedy).

Notwithstanding the resolution of the Tenth Civil Judge to move to arbitration, subparagraphs a) and b) that follow describe certain separate amparo claims, an appeal and an administrative act arising from or relating to such ordinary mercantile claim, all in chronological order. Due to the current global COVID-19 pandemic, most tribunals in Mexico have suspended their activities intermittently since March 2020, with certain such tribunals restarting activities in August 2020. As such, several resolutions are pending issuance.

a) Appeal filed by NSC against the preliminary relief sought by EWG.

The appeal remedy filed by NSC on November 7, 2018, mentioned previously, suspended the proceeding (through the posting of a guarantee by NSC) and was resolved in December 2019 and communicated to EWG in January 2020. Such resolution revoked the order of the Tenth Civil Judge whereby EWG was granted the preliminary relief.

b) Amparo filed by EWG against the revocation of the preliminary relief.

In January 2020, EWG filed a new amparo claim against the resolution of the appeal remedy previously mentioned in subparagraph a). NSC has responded to this new amparo to vigorously oppose such amparo claim of EWG and to uphold the resolution of such appeal remedy. To this date, the resolution to this amparo claim has not been issued (notwithstanding that a final hearing within such procedure was held) and, as such, it does not affect the revocation of the preliminary relief.

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

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our other periodic reports on Form 10-Q and Form 8-K.

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

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2021 and 2020, we generated approximately 33% and 35%, respectively, of our consolidated revenue and 49% and 51%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for the economic regulation of the water utility sector and the negotiations with us for a new retail license from the Water Authority-Cayman to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are ongoing. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license.

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

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $19.5 million as of March 31, 2021 and $16.8 million as of December 31, 2020. Approximately 78% of the March 31, 2021 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary. As of April 30, 2021, CW-Bahamas’ accounts receivable from the WSC totaled an all-time high of approximately $21.7 million.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of March 31, 2021, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

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

PERC, our principal services segment subsidiary, generates most of its revenue from contracts (“O&M contracts”) to operate and maintain water treatment and reuse facilities owned by third parties. For the three months ended March 31, 2021, we generated revenue of approximately $2.9 million under these O&M contracts. PERC’s O&M contracts have terms ranging from one to five years, with varying renewal options exercisable solely at the discretion of the customer. Approximately 20% of PERC’s revenue for the three months ended March 31, 2021 was generated under O&M contracts that expire at various dates through December 31, 2021. If we are unable to obtain extensions of these expiring O&M contracts, or are unable to replace the revenue lost from contracts that expire with revenue from new O&M contracts, our consolidated financial condition, results of operations, and cash flows could be adversely affected.

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

Approximately 86% and 80% of Aerex’s revenue, and 78% and 89% of Aerex’s gross profit, for the three months ended March 31, 2020 and for the year ended December 31, 2020, respectively, were generated from sales to one customer. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases from Aerex following 2020 for a period of approximately one year and Aerex did not generate any revenue from this customer during the three months ended March 31, 2021. This customer has informed Aerex that it presently expects to recommence its purchases from Aerex beginning with the first quarter of 2022. However, we can offer no assurances that this customer will recommence its purchases from Aerex at that time. Furthermore, any such future purchases (should they occur) may not generate as much revenue and gross profit as Aerex has historically earned from this customer. We are seeking to replace the anticipated loss in revenue and gross profit from this customer by increasing sales of other products that we manufacture to new and existing customers, however, we may not be able to do so. Consequently, our manufacturing segment revenue and gross profit for 2021 may decline as compared to the two prior years.

As a result of this anticipated loss of revenue for Aerex, we updated our projections for our manufacturing reporting unit’s future cash flows. Such projections assume, in part, that Aerex’s major customer will recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020. Based upon these updated projections, we tested our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020 using the discounted cash flow method. As a result of this impairment testing, we determined that the estimated fair value of our manufacturing reporting unit exceeded its carrying value by approximately 31% as of December 31, 2020. However, we may be required to record an impairment loss in the future to reduce the carrying value of our manufacturing reporting unit’s goodwill should we determine that Aerex’s future net cash inflows will be less than our most current expectations. Any such impairment loss could have a material adverse impact on our consolidated financial condition and results of operations.

Current economic conditions are adversely impacting the supply chain for our manufacturing operations and could have a material adverse impact on our financial results.

As a result of the economic conditions resulting from the COVID-19 pandemic, during the three months ended March 31, 2021 Aerex began experiencing issues with its supply chain for the raw materials and components used in its manufacturing operations, including higher prices, scarcities/shortages, and longer fulfillment times for its orders to suppliers. Should these economic conditions and issues continue, Aerex could have difficulty completing its orders from its customers, which could have a material adverse impact on our consolidated revenue, results of operations and cash flows, and could require us to record an impairment loss to reduce the carrying value of the goodwill recorded for our manufacturing segment. Any such impairment loss could have a material adverse impact on our consolidated financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2021.

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

Date: May 17, 2021