Form 10-Q
period 2021-06-30
Consolidated Water Co. Ltd.
filed 2021-08-16
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, 15,210,699 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$41,210,143	$43,794,150
Accounts receivable, net	26,119,130	21,483,976
Inventory	2,500,070	3,214,178
Prepaid expenses and other current assets	3,375,644	2,412,282
Contract assets	415,633	516,521
Current assets of discontinued operations	1,480,101	1,511,099
Total current assets	75,100,721	72,932,206
Property, plant and equipment, net	54,704,193	57,687,984
Construction in progress	681,317	440,384
Inventory, noncurrent	4,432,645	4,506,842
Investment in OC-BVI	1,674,277	2,092,146
Goodwill	10,425,013	13,325,013
Intangible assets, net	3,756,666	4,148,333
Operating lease right-of-use assets	2,963,075	1,329,561
Other assets	1,842,420	1,926,594
Long-term assets of discontinued operations	21,130,307	21,166,489
Total assets	$176,710,634	$179,555,552

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,654,942	$2,856,127
Accounts payable - related parties	278,739	200,558
Accrued compensation	1,402,148	1,434,106
Dividends payable	1,301,025	1,300,022
Current maturities of operating leases	555,591	455,788
Current portion of long-term debt	54,698	42,211
Contract liabilities	14,581	461,870
Current liabilities of discontinued operations	69,602	188,434
Total current liabilities	6,331,326	6,939,116
Long-term debt, noncurrent	148,876	126,338
Deferred tax liabilities	1,332,998	1,440,809
Noncurrent operating leases	2,464,960	982,076
Net liability arising from put/call options	528,000	690,000
Other liabilities	141,000	362,165
Long-term liabilities of discontinued operations	—	2,499
Total liabilities	10,947,160	10,543,003
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 37,349 and 31,068 shares, respectively	22,409	18,641
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,202,371 and 15,143,683 shares, respectively	9,121,423	9,086,210
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	87,196,150	86,893,486
Retained earnings	61,643,938	64,910,709
Total Consolidated Water Co. Ltd. stockholders' equity	157,983,920	160,909,046
Non-controlling interests	7,779,554	8,103,503
Total equity	165,763,474	169,012,549
Total liabilities and equity	$176,710,634	$179,555,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$16,701,524	$19,087,247	$33,804,841	$39,812,968
Cost of revenue (including purchases from related parties of $129,401 and $371,201 for the three months ended, and $285,383 and $864,664 for the six months ended, June 30, 2021 and 2020, respectively)	10,636,671	11,784,104	21,613,478	24,069,504
Gross profit	6,064,853	7,303,143	12,191,363	15,743,464
General and administrative expenses (including purchases from related parties of $24,299 and $0 for the three months ended, and $28,728 and $0 for the six months ended, June 30, 2021 and 2020, respectively)	4,724,304	4,557,613	9,488,790	9,252,922
Gain (loss) on asset dispositions and impairments, net	(2,896,640)	5,205	(3,145,573)	4,985
Income (loss) from operations	(1,556,091)	2,750,735	(443,000)	6,495,527

Other income (expense):
Interest income	174,645	109,818	335,009	246,259
Interest expense	(2,638)	(2,818)	(5,498)	(5,344)
Profit-sharing income from OC-BVI	4,050	14,175	10,125	24,300
Equity in the earnings of OC-BVI	10,726	34,095	26,506	59,976
Net unrealized gain (loss) on put/call options	31,000	80,000	162,000	(81,000)
Other	15,331	25,687	19,580	44,027
Other income, net	233,114	260,957	547,722	288,218
Income (loss) before income taxes	(1,322,977)	3,011,692	104,722	6,783,745
Provision (benefit) for income taxes	(6,845)	204,268	(9,505)	410,351
Net income (loss) from continuing operations	(1,316,132)	2,807,424	114,227	6,373,394
Income from continuing operations attributable to non-controlling interests	197,138	180,154	325,931	541,152
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	(1,513,270)	2,627,270	(211,704)	5,832,242
Total loss from discontinued operations	(151,379)	(3,755,112)	(464,173)	(4,071,477)
Net income (loss) attributable to Consolidated Water Co. Ltd. stockholders	$(1,664,649)	$(1,127,842)	$(675,877)	$1,760,765

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$(0.10)	$0.17	$(0.01)	$0.39
Discontinued operations	(0.01)	(0.24)	(0.03)	(0.27)
Basic earnings (loss) per share	$(0.11)	$(0.07)	$(0.04)	$0.12

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$(0.10)	$0.17	$(0.01)	$0.38
Discontinued operations	(0.01)	(0.24)	(0.03)	(0.26)
Diluted earnings (loss) per share	$(0.11)	$(0.07)	$(0.04)	$0.12

Dividends declared per common and redeemable preferred shares	$0.085	$0.085	$0.17	$0.17

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,201,682	15,114,506	15,201,571	15,114,506
Diluted earnings per share	15,201,682	15,269,334	15,201,571	15,269,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2020	31,068	$18,641	15,143,683	$9,086,210	$86,893,486	$64,910,709	$8,103,503	$169,012,549
Issue of share capital	—	—	57,577	34,546	(34,546)	—	—	—
Conversion of preferred stock	(215)	(129)	215	129	—	—	—	—
Buyback of preferred stock	(747)	(448)	—	—	(7,065)	—	—	(7,513)
Net income	—	—	—	—	—	988,772	128,793	1,117,565
Dividends declared	—	—	—	—	—	(1,296,197)	(649,880)	(1,946,077)
Stock-based compensation	—	—	—	—	176,210	—	—	176,210
Balance as of March 31, 2021	30,106	18,064	15,201,475	9,120,885	87,028,085	64,603,284	7,582,416	168,352,734
Issue of share capital	8,632	5,179	—	—	(5,179)	—	—	—
Conversion of preferred stock	(896)	(538)	896	538	—	—	—	—
Buyback of preferred stock	(704)	(422)	—	—	(6,928)	—	—	(7,350)
Net income (loss)	—	—	—	—	—	(1,664,649)	197,138	(1,467,511)
Exercise of options	211	126	—	—	1,583	—	—	1,709
Dividends declared	—	—	—	—	—	(1,294,697)	—	(1,294,697)
Stock-based compensation	—	—	—	—	178,589	—	—	178,589
Balance as of June 30, 2021	37,349	$22,409	15,202,371	$9,121,423	$87,196,150	$61,643,938	$7,779,554	$165,763,474

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2019	33,751	$20,251	15,049,608	$9,029,765	$88,356,509	$66,352,733	$14,193,616	$177,952,874
Issue of share capital	—	—	64,898	38,939	(38,939)	—	—	—
Net income	—	—	—	—	—	2,888,607	360,998	3,249,605
Purchase of non-controlling interests in Aerex	—	—	—	—	(2,444,047)	—	(6,055,953)	(8,500,000)
Dividends declared	—	—	—	—	—	(1,289,378)	—	(1,289,378)
Stock-based compensation	—	—	—	—	161,406	—	—	161,406
Balance as of March 31, 2020	33,751	20,251	15,114,506	9,068,704	86,034,929	67,951,962	8,498,661	171,574,507
Issue of share capital	6,123	3,674	—	—	(3,674)	—	—	—
Net income (loss)	—	—	—	—	—	(1,127,842)	180,154	(947,688)
Exercise of options	363	217	—	—	4,201	—	—	4,418
Dividends declared	—	—	—	—	—	(1,287,474)	—	(1,287,474)
Stock-based compensation	—	—	—	—	199,065	—	—	199,065
Balance as of June 30, 2020	40,237	$24,142	15,114,506	$9,068,704	$86,234,521	$65,536,646	$8,678,815	$169,542,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities - continuing operations	$1,662,873	$4,785,208
Net cash used in operating activities - discontinued operations	(603,296)	(941,718)
Net cash provided by operating activities	1,059,577	3,843,490

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(497,296)	(710,823)
Proceeds from asset dispositions	44,860	450
Purchase of non-controlling interest in Aerex	—	(8,500,000)
Net cash used in investing activities	(452,436)	(9,210,373)

Cash flows from financing activities
Dividends paid to common shareholders	(2,584,691)	(2,564,980)
Dividends paid to preferred shareholders	(5,200)	(5,738)
Dividends paid to non-controlling interests	(649,880)	—
Repurchase of redeemable preferred stock	(14,863)	—
Proceeds received from exercise of stock options	1,709	4,418
Principal repayments on long-term debt	(23,195)	(13,158)
Net cash used in financing activities	(3,276,120)	(2,579,458)
Net decrease in cash and cash equivalents	(2,668,979)	(7,946,341)
Cash and cash equivalents at beginning of period	43,794,150	42,071,083
Cash and cash equivalents at beginning of period - discontinued operations	154,130	831,586
Less: cash and cash equivalents at end of period - discontinued operations	(69,158)	(827,806)
Cash and cash equivalents at end of period	$41,210,143	$34,128,522

Interest paid in cash	$5,498	$5,344

Non-cash transactions:
Dividends declared but not paid	$1,295,377	$1,288,154
Transfers from (to) inventory to (from) property, plant and equipment and construction in progress	$148,138	$(49,133)
Transfers from construction in progress to property, plant and equipment	$166,335	$1,400,811
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,852,608	$16,383
Purchase of equipment through issuance of long-term debt	$58,220	$122,292

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

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed consolidated financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Net foreign currency gains arising from transactions and re-measurements were $14,159 and $24,456 for the three months ended June 30, 2021 and 2020, respectively, and $14,051 and $41,299 for the six months ended June 30, 2021 and 2020, respectively, and are included in “Other income - Other” in the accompanying condensed consolidated statements of income (loss).

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of June 30, 2021 and

December 31, 2020 include approximately $8.5 million and $8.5 million, respectively, of certificates of deposits with an original maturity of three months or less.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances for deposits held in The Bahamas as of June 30, 2021 and December 31, 2020 were approximately $7.6 million and $15.9 million, respectively.

Goodwill and intangible assets: Goodwill represents the excess cost over the fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. The Company evaluates the possible impairment of goodwill annually as part of its reporting process for the fourth quarter of each fiscal year. Management identifies the Company’s reporting units, which consist of the retail, bulk, services, and manufacturing business segments, and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares the fair value to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recorded.

For the year ended December 31, 2020, the Company estimated the fair value of its reporting units by applying the discounted cash flow method, which relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis.

The Company also estimated the fair value of each of it reporting units for the year ended December 31, 2020 by applying the guideline public company method.

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

Approximately 87% and 86% of Aerex’s revenue, and 91% and 84% of Aerex’s gross profit, for the three and six months ended June 30, 2020, respectively, were generated from sales to one customer. Approximately 80% of Aerex’s revenue, and 89% of Aerex’s gross profit, for the year ended December 31, 2020 were generated from sales to this customer. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases from Aerex following 2020 for a period of approximately one year. This customer informed Aerex at that time that it expected to recommence its purchases from Aerex beginning with the first quarter of 2022. As a result of this anticipated loss of revenue for Aerex, the Company updated its projections for its manufacturing reporting unit’s future cash flows. Such projections assumed, in part, that Aerex’s major customer would recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020. Based upon these updated projections, the Company tested its manufacturing reporting unit’s goodwill for possible impairment as of September 30, 2020 and December 31, 2020 using the discounted cash flow and guideline public companies methods, with a weighting of 80% and 20% applied to these two methods, respectively. As a result of these impairment tests, the Company determined that the estimated fair value of our manufacturing reporting unit exceeded its carrying value by approximately 22% as of September 30, 2020 and 31% as of December 31, 2020.

In late July 2021, this former major customer communicated to Aerex that it expected to recommence its purchases from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to the amounts it had purchased from Aerex in 2020 and prior years. The updated sales estimate for this customer based on this new information is substantially below the sales previously anticipated to this customer for 2022 and subsequent years that the Company used in the discounted cash flow projections prepared for purposes of testing the manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. Aerex’s efforts to replace the revenue previously generated from this customer with revenue from existing and new customers have been adversely impacted by the continuing negative economic impacts of the COVID-19 pandemic, which have increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials and, the Company believes, also adversely affected the overall financial condition of Aerex’s current and prospective customer base. Accordingly, in light of this new information from Aerex’s former major customer, and present weak economic conditions that the Company believes will continue into 2022, the Company updated its projections of future cash flows for its manufacturing reporting unit and tested its goodwill for possible impairment as of June 30, 2021 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. Based upon this testing, the Company determined that the carrying value of its manufacturing reporting unit exceeded its fair value by $2.9 million, and the Company recorded an impairment loss to reduce its manufacturing reporting unit’s goodwill by this amount for the three months ended June 30, 2021.

If it is determined in the future that Aerex’s future cash inflows will be less than the Company’s present expectations, it may be required to record additional impairment losses to reduce the remaining carrying values as of June 30, 2021 of the manufacturing reporting unit’s goodwill of $1,985,211 and the unamortized balance of its intangible assets of $894,444 associated with the acquisition of Aerex. Any such impairment losses could have a material adverse impact on the Company’s consolidated results of operations.

Revenue recognition: Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenue disaggregated by revenue source (unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Retail revenue	$5,674,790	$5,966,296	$11,386,095	$13,223,728
Bulk revenue	6,711,971	5,866,397	12,957,941	12,306,681
Services revenue	3,763,239	3,476,000	7,304,085	6,590,813
Manufacturing revenue	551,524	3,778,554	2,156,720	7,691,746
Total revenue	$16,701,524	$19,087,247	$33,804,841	$39,812,968

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

The Company sells bulk water in The Bahamas through its majority-owned subsidiary, CW-Bahamas, under two agreements with the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes such water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. CW-Bahamas also sold water to a private resort on Bimini through December 18, 2020, which generated revenue of approximately $29,000 and $71,000 for the three and six months ended June 30, 2020, respectively.

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

The Company recognizes revenue for its construction and specialized/custom manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to total estimated costs at completion to measure progress toward satisfying its performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, materials and amounts payable to subcontractors. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any contract assets are classified as current assets. Contract liabilities on uncompleted contracts, if any, are classified as current liabilities.

The Company has elected the “right to invoice” practical expedient for revenue recognition on its services agreements and recognizes revenue in the amount to which the Company has a right to invoice.

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	June 30, 2021	December 31, 2020
Revenue recognized to date on contracts in progress	$6,434,715	$17,534,449
Amounts billed to date on contracts in progress	(6,277,688)	(17,791,928)
Retainage	244,025	312,130
Net contract asset	$401,052	$54,651

The above net balances are reflected in the accompanying condensed consolidated balance sheets as follows:

	June 30, 2021	December 31, 2020
Contract assets	$415,633	$516,521
Contract liabilities	(14,581)	(461,870)
Net contract asset	$401,052	$54,651

As of June 30, 2021, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $1.2 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $0.5 million during the remainder of the year ending December 31, 2021 and approximately $0.7 million thereafter.

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

	Three Months Ended June 30, 2021
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$5,674,790	$6,711,971	$3,763,239	$551,524	$16,701,524
Cost of revenue	2,781,909	4,386,794	2,878,409	589,559	10,636,671
Gross profit (loss)	2,892,881	2,325,177	884,830	(38,035)	6,064,853
General and administrative expenses	3,318,473	303,856	671,585	430,390	4,724,304
Gain (loss) on asset dispositions and impairments, net	3,360	—	—	(2,900,000)	(2,896,640)
Income (loss) from operations	$(422,232)	$2,021,321	$213,245	$(3,368,425)	(1,556,091)
Other income, net					233,114
Loss before income taxes					(1,322,977)
Benefit from income taxes					(6,845)
Net loss from continuing operations					(1,316,132)
Income from continuing operations attributable to non-controlling interests					197,138
Net loss from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					(1,513,270)
Net loss from discontinued operations					(151,379)
Net loss attributable to Consolidated Water Co. Ltd. stockholders					$(1,664,649)

Depreciation and amortization expenses for the three months ended June 30, 2021 for the retail, bulk, services and manufacturing segments were $632,953, $906,292, $204,000 and $70,134, respectively.

	Three Months Ended June 30, 2020
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$5,966,296	$5,866,397	$3,476,000	$3,778,554	$19,087,247
Cost of revenue	2,769,497	3,941,309	2,631,513	2,441,785	11,784,104
Gross profit	3,196,799	1,925,088	844,487	1,336,769	7,303,143
General and administrative expenses	3,266,782	261,100	711,350	318,381	4,557,613
Gain on asset dispositions and impairments, net	—	—	5,205	—	5,205
Income (loss) from operations	$(69,983)	$1,663,988	$138,342	$1,018,388	2,750,735
Other income, net					260,957
Income before income taxes					3,011,692
Provision for income taxes					204,268
Net income from continuing operations					2,807,424
Income attributable to non-controlling interests					180,154
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					2,627,270
Net loss from discontinued operations					(3,755,112)
Net loss attributable to Consolidated Water Co. Ltd. stockholders					$(1,127,842)

Depreciation and amortization expenses for the three months ended June 30, 2020 for the retail, bulk, services and manufacturing segments were $595,247, $967,064, $188,586 and $82,340, respectively.

	Six Months Ended June 30, 2021
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$11,386,095	$12,957,941	$7,304,085	$2,156,720	$33,804,841
Cost of revenue	5,489,903	8,541,947	5,600,337	1,981,291	21,613,478
Gross profit	5,896,192	4,415,994	1,703,748	175,429	12,191,363
General and administrative expenses	6,689,483	681,359	1,393,605	724,343	9,488,790
Gain (loss) on asset dispositions and impairments, net	(246,640)	1,500	(433)	(2,900,000)	(3,145,573)
Income (loss) from operations	$(1,039,931)	$3,736,135	$309,710	$(3,448,914)	(443,000)
Other income, net					547,722
Income before income taxes					104,722
Benefit from income taxes					(9,505)
Net income from continuing operations					114,227
Income from continuing operations attributable to non-controlling interests					325,931
Net loss from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					(211,704)
Net loss from discontinued operations					(464,173)
Net loss attributable to Consolidated Water Co. Ltd. stockholders					$(675,877)

Depreciation and amortization expenses for the six months ended June 30, 2021 or the retail, bulk, services and manufacturing segments were $1,267,208, $1,860,052, $404,495 and $145,667, respectively.

	Six Months Ended June 30, 2020
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$13,223,728	$12,306,681	$6,590,813	$7,691,746	$39,812,968
Cost of revenue	5,756,117	8,505,889	4,905,033	4,902,465	24,069,504
Gross profit	7,467,611	3,800,792	1,685,780	2,789,281	15,743,464
General and administrative expenses	6,640,621	553,146	1,384,040	675,115	9,252,922
Gain on asset dispositions and impairments, net	—	200	4,785	—	4,985
Income from operations	$826,990	$3,247,846	$306,525	$2,114,166	6,495,527
Other income, net					288,218
Income before income taxes					6,783,745
Provision for income taxes					410,351
Net income from continuing operations					6,373,394
Income from continuing operations attributable to non-controlling interests					541,152
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					5,832,242
Net loss from discontinued operations					(4,071,477)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$1,760,765

Depreciation and amortization expenses for the six months ended June 30, 2020 for the retail, bulk, services and manufacturing segments were $1,200,060, $1,934,299, $371,337 and $208,474, respectively.

	As of June 30, 2021
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,328,613	$21,501,870	$1,548,905	$739,742	$26,119,130
Inventory, current and non-current	$2,759,365	$3,688,327	$—	$485,023	$6,932,715
Property, plant and equipment, net	$26,659,760	$25,900,486	$533,302	$1,610,645	$54,704,193
Construction in progress	$546,043	$31,737	$—	$103,537	$681,317
Intangibles, net	$—	$—	$2,862,222	$894,444	$3,756,666
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$62,119,731	$69,783,021	$14,762,027	$7,435,447	$154,100,226
Assets of discontinued operations					$22,610,408
Total assets					$176,710,634

	As of December 31, 2020
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,444,455	$17,022,813	$1,420,609	$596,099	$21,483,976
Inventory, current and non-current	$2,787,163	$3,795,544	$—	$1,138,313	$7,721,020
Property, plant and equipment, net	$27,947,545	$27,611,567	$487,973	$1,640,899	$57,687,984
Construction in progress	$305,110	$31,737	$—	$103,537	$440,384
Intangibles, net	$—	$—	$3,200,555	$947,778	$4,148,333
Goodwill	$1,170,511	$1,948,875	$5,320,416	$4,885,211	$13,325,013
Total segment assets	$56,425,159	$74,771,798	$14,470,322	$11,210,685	$156,877,964
Assets of discontinued operations					$22,677,588
Total assets					$179,555,552

4. Earnings per share

Earnings per share (“EPS”) is computed on a basic and diluted basis. Basic EPS is computed by dividing net income (loss) (less preferred stock dividends) available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS assumes the issuance of common shares for all potential common shares outstanding during the reporting period and, if dilutive, the effect of stock options as computed under the treasury stock method.

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$(1,513,270)	$2,627,270	$(211,704)	$5,832,242
Less: preferred stock dividends	(3,175)	(3,420)	(5,734)	(6,289)
Net income (loss) from continuing operations available to common shares in the determination of basic earnings per common share	(1,516,445)	2,623,850	(217,438)	5,825,953
Total loss from discontinued operations	(151,379)	(3,755,112)	(464,173)	(4,071,477)
Net income (loss) available to common shares in the determination of basic earnings per common share	$(1,667,824)	$(1,131,262)	$(681,611)	$1,754,476

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,201,682	15,114,506	15,201,571	15,114,506
Plus:
Weighted average number of preferred shares outstanding during the period	—	35,126	—	34,438
Potential dilutive effect of unexercised options and unvested stock grants	—	119,702	—	120,231
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,201,682	15,269,334	15,201,571	15,269,175

5. Discontinued operations - Mexico project development

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, CW-Cooperatief, a 50% interest in NSC, a development stage Mexican company. CW-Cooperatief thereafter purchased, through the conversion of a loan it made to NSC, additional shares that increased its ownership interest in NSC to 99.99%. NSC was formed to pursue a project (the “Project”) that originally encompassed the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system.

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

On August 22, 2016, the Public Private Partnership Agreement for the Project (the “APP Contract”) was executed between AdR, the State Water Commission of Baja, California (“CEA”), the Government of Baja California, as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract required AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican public water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase was to be operational within 36 months of commencing construction and the second phase was to be operational by January 2025. The APP Contract further required AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct would have been transferred to CEA. The APP Contract was subsequently amended by the parties in June 2018 to increase the scope of Phase 1 and to allow for changes in the water tariff due to the changes in the exchange rate for the peso, interest rates and construction costs that had and would occur from the date the APP contract was signed to the date construction commenced.

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

As a consequence of the termination of the APP Contract, the rights of way NSC and AdR acquired for the aqueduct no longer have any value due to the loss of their strategic importance derived from their incorporation in the Project. Consequently, the Company recorded an impairment loss of approximately ($3.0 million) for the three months ended June 30, 2020 to write off its investment in these rights of way. The Company also recorded adjustments during the three months ended June 30, 2020 of $2.6 million and $2.2 million to reduce its operating lease right-of-use assets and operating lease liabilities, respectively, due to the planned cancellation (or transfer to the State) of a long-term land lease associated with the Project.

As a result of the cancellation of the APP Contract, during the three months ended September 30, 2020, the Company discontinued all project development activities associated with the Project and engaged a real estate broker and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all Project development expenses and the impairment loss incurred by the Company, have been reclassified from the services segment to discontinued operations in the accompanying condensed financial statements.

Summarized financial information for the Mexico project development is as follows:

	June 30,	December 31,
	2021	2020
Cash	$69,158	$154,130
Prepaid expenses and other current assets	96,086	88,978
Value added taxes receivable	1,314,857	1,267,991
Property, plant and equipment, net	3,409	5,682
Land	21,126,898	21,126,898
Other assets	—	33,909
Total assets of discontinued operations	$22,610,408	$22,677,588

Total liabilities of discontinued operations	$69,602	$190,933

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—
Income from operations	$—	$—	$—	$—
Net loss from discontinued operations	$151,379	$3,755,112	$464,173	$4,071,477
Gain on sale of discontinued operations	$—	$—	$—	$—
Depreciation expense	$1,137	$1,136	$2,273	$2,272

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

As a Netherlands company, CW-Cooperatief, believes it has certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). On April 16, 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invites Mexico to seek a resolution of this investment dispute through consultation and negotiation, but states that if the dispute cannot be resolved in this manner, CW-Cooperatief elects to refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty. On June 29, 2021, the Mexican Ministry of Economy responded to CW-Cooperatief’s letter and proposed to hold a consultation meeting. Two such meetings were held on July 9, 2021 and August 2, 2021 on a confidential basis. The investment dispute remains unresolved to date.

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

In January 2018, EWG initiated an ordinary mercantile claim against the individual shareholder, NSC and CW-Cooperatief, (with AdR being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”). In the ordinary mercantile claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99% as a consequence of the Option Agreement. EWG requested that the court, as a preliminary matter (a) suspend the effectiveness of the challenged transactions; (b) order certain public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. The Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental and public entities involved with the “Rosarito” water desalination project, including the registration of the pendency of the lawsuit in certain public records.

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

Notwithstanding the resolution of the Tenth Civil Judge to move to arbitration, subparagraphs a) and b) that follow describe certain separate amparo claims, and an appeal and an administrative act arising from or relating to such ordinary mercantile claim, all in chronological order. Due to the current global COVID-19 pandemic, most tribunals in Mexico have suspended their activities intermittently since March 2020, with certain such tribunals partially restarting activities in August 2020. As such, several resolutions are pending issuance.

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

In January 2020, EWG filed a new amparo claim against the resolution of the appeal remedy previously mentioned in subparagraph a). NSC has responded to this new amparo to vigorously oppose such amparo claim of EWG and to uphold the resolution of such appeal remedy. To this date, the resolution to this amparo claim has not been made public or communicated to NSC. However, from publicly available information it appears that the claim has been dismissed and, as such, the revocation of the preliminary relief is not affected.

c) Amparo apparently filed by EWG against a resolution of the Tenth Civil Judge.

In August 2021, counsel to NSC and AdR became aware, from publicly available information of Mexican Federal courts, of an amparo claim filed by EWG, against a certain resolution of the Tenth Civil Judge within the mentioned ordinary mercantile claim.

However, to date, neither NSC nor AdR have been notified of this amparo claim and, as such, it is not clear if they are parties to it. Further, no additional information on this claim, its scope or potential consequences, if any, is available. In the event that NSC and/or AdR are named parties to this claim, they plan to vigorously oppose to it.

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

The land used by the Company to operate its seawater desalination plants in the Cayman Islands and The Bahamas is owned by the Company or leased to the Company for immaterial annual amounts and are not included in the lease amounts presented in the condensed consolidated balance sheets.

AdR entered into a lease for land to be used in the Project with an initial effective term of 20-years from the date of full operation of its proposed seawater desalination plant. The lease is cancellable by AdR should it ultimately not proceed with the Project. On June 29, 2020, AdR was notified that the APP Contract was terminated. As a result, the Company, AdR and NSC expect to terminate the various agreements ancillary to the Project or to transfer them to the State, including this land lease for the Project. As such, the lease right-of-use asset and lease liability amounts as of June 30, 2021 and December 31, 2020 do not include this lease.

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	June 30,	December 31,
	2021	2020
ASSETS
Current
Accounts receivable, net	$48,593	$—
Prepaid expenses and other current assets	8,883	108,303
Current assets of discontinued operations	18,417	—
Noncurrent
Operating lease right-of-use assets	2,963,075	1,329,561
Long-term assets of discontinued operations	—	33,909
Total lease right-of-use assets	$3,038,968	$1,471,773

LIABILITIES
Current
Current maturities of operating leases	$555,591	$455,788
Current liabilities of discontinued operations	17,471	29,432
Noncurrent
Noncurrent operating leases	2,464,960	982,076
Noncurrent liabilities of discontinued operations	—	2,499
Total lease liabilities	$3,038,022	$1,469,795

Weighted average remaining lease term:
Operating leases	7.2 years	3.4 years
Operating leases - discontinued operations	0.6 years	1.1 years

Weighted average discount rate:
Operating leases	4.96%	4.15%
Operating leases - discontinued operations	3.48%	3.48%

The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$176,641	$194,859	$352,625	$385,464
Short-term lease costs	25,331	1,402	29,760	5,518
Lease costs - discontinued operations	7,473	47,418	14,887	100,705
Total lease costs	$209,445	$243,679	$397,272	$491,687

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$356,763	$414,353
Operating cash outflows for operating leases - discontinued operations	15,892	109,962

Future lease payments relating to the Company’s operating lease liabilities as of June 30, 2021 were as follows:

Years ending December 31,	Total
2021	$345,148
2022	694,215
2023	663,190
2024	410,464
2025	268,897
Thereafter	1,235,583
Total future lease payments	3,617,497
Less: imputed interest	(596,946)
Total lease obligations	3,020,551
Less: current obligations	(555,591)
Noncurrent lease obligations	$2,464,960

7. Fair value

As of June 30, 2021 and December 31, 2020, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$—	$—	$528,000	$528,000

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$—	$—	$690,000	$690,000

The activity for the Level 3 liability for the six months ended June 30, 2021:

Net liability arising from put/call options
Balance as of December 31, 2020	$690,000
Unrealized gain	(162,000)
Balance as of June 30, 2021	$528,000

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

As a result of the impact of the COVID-19 pandemic on the economies of the countries in which the Company operates, the Company has experienced, and could continue to experience, decreases in consolidated revenue, cash flows generated from operations, and overall liquidity as compared to comparable prior periods.

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

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2021 and 2020, the Company generated approximately 34% and 31%, respectively, of its consolidated revenue and 48% and 44%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2021 and 2020, the Company generated approximately 34% and 33%, respectively, of its consolidated revenue and 48% and 47%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $21.3 million as of June 30, 2021 and $16.8 million as of December 31, 2020.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of June 30, 2021, the Company has not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC. The Bahamas government and the WSC continue to make intermittent payments on these accounts receivable, and such payments amounted to approximately $3.6 million and $5.1 million for the three and six months ended June 30, 2021, respectively.

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

9. Related party transactions

The Company, through PERC and the services segment, purchases engineering and technology support services from various companies with a minority shareholder who is also a minority shareholder of PERC. During the three months ended June 30, 2021 and 2020, the Company made total purchases of services from these companies of approximately $129,000 and $371,000, respectively, and approximately $285,000 and $865,000 during the six months ended June 30, 2021 and 2020, respectively. These total purchases are included in the Company’s cost of revenue in the accompanying condensed consolidated statements of income (loss).

On February 1, 2021, PERC entered into a sublease agreement with a related company commencing March 14, 2021 and ending August 31, 2021. During the three months ended June 30, 2021, the Company recognized approximately $24,000 of expense related to this lease, and approximately $29,000 during the six months ended June 30, 2021. This lease amount is included in the Company's general and administrative expenses in the accompanying condensed consolidated statements of income (loss).

The total amount of accounts payable outstanding to these companies as of June 30, 2021 and December 31, 2020, was approximately $279,000 and $201,000, respectively.

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

Certain of our accounting estimates or assumptions constitute “critical accounting estimates” for us because:

●	the nature of these estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and
●	the impact of the estimates and assumptions on our financial condition and results of operations is material.

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

For the year ended December 31, 2020, we estimated the fair value of our reporting units by applying the discounted cash flow method, which relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis.

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

In February 2016, we acquired a 51% ownership interest in Aerex. In connection with this acquisition, we recorded goodwill of $8,035,211. Aerex’s actual results of operations for the six months in 2016 following the acquisition fell significantly short of the projected results that were included in the cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Due to this shortfall in Aerex’s results of operations, we tested our manufacturing reporting unit’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, we determined that the carrying value of our manufacturing reporting unit’s goodwill exceeded its fair value and recorded an impairment loss of $1,750,000 for the three months ended September 30, 2016 to reduce the carrying value of this goodwill to $6,285,211. As part of our annual impairment testing of goodwill performed during the fourth quarter, in 2017 we updated our projections for Aerex’s future cash flows, determined that the carrying value of our manufacturing reporting unit’s goodwill exceeded its fair value, and recorded an impairment loss of $1,400,000 for the three months ended December 31, 2017 to further reduce the carrying value of this goodwill to $4,885,211.

Approximately 87% and 86% of Aerex’s revenue, and 91% and 84% of Aerex’s gross profit, for the three and six months ended June 30, 2020, respectively, were generated from sales to one customer. Approximately 80% of Aerex’s revenue, and 89% of Aerex’s gross profit, for the year ended December 31, 2020 were generated from sales to this customer. While Aerex sells various products to this customer, Aerex’s revenue from this customer has historically been derived primarily from one specialized product. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases of the specialized product from Aerex following 2020 for a period of approximately one year. This customer informed Aerex at that time that it expected to recommence its purchases of the specialized product from Aerex beginning with the first quarter of 2022. As a result of this anticipated loss of revenue for Aerex, we updated our projections for our manufacturing reporting unit’s future cash flows. Such projections assumed, in part, that Aerex’s major customer would recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020. Based upon these updated projections, we tested our manufacturing reporting unit’s goodwill for possible impairment as of September 30, 2020 and December 31, 2020 using the discounted cash flow and guideline public companies methods, with a weighting of 80% and 20% applied to these two methods, respectively. As a result of these impairment tests, we determined that the estimated fair value of our manufacturing reporting unit exceeded its carrying value by approximately 22% as of September 30, 2020 and 31% as of December 31, 2020.

In late July 2021, this former major customer communicated to Aerex that it expected to recommence its purchases of the specialized product from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to the amounts it had purchased from Aerex in 2020 and prior years. Our updated sales estimate for this customer based on this new information is substantially below the sales we anticipated to this customer for 2022 and subsequent years that we used in the discounted cash flow projections we prepared for purposes of testing our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. Aerex’s efforts to replace the revenue previously generated from this customer with revenue from existing and new customers have been adversely impacted by the continuing negative economic impacts of the COVID-19 pandemic, which have increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials and, we believe, also adversely affected the overall financial condition of Aerex’s current and prospective customer base. Accordingly, in light of this new information from Aerex’s former major customer, and present weak economic conditions that we believe will continue into 2022, we updated our projections of future cash flows for the manufacturing reporting unit and tested its goodwill for possible impairment as of June 30, 2021 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. Based upon this testing, we determined that the carrying value of our manufacturing reporting unit exceeded its fair value by $2.9 million, and we recorded an impairment loss to reduce our manufacturing reporting unit’s goodwill by this amount for the three months ended June 30, 2021.

If we determine in the future that Aerex’s future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values as of June 30, 2021 of our manufacturing reporting unit’s goodwill of $1,985,211 and the unamortized balance of its intangible assets of $894,444 associated with the acquisition of Aerex. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

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

On June 29, 2020, our Mexico subsidiary, AdR, received a letter from the State of Baja California (the “State”) terminating AdR’s contract with the State involving the construction and operation of a desalination plant in Rosarito California and accompanying aqueduct to deliver the water produced by this plant to the Mexican public water system. As a result of the cancellation of this contract, we recorded an impairment loss for rights of way acquired for the contract’s proposed aqueduct of approximately ($3.0 million) for the three months ended June 30, 2020.

Through our former subsidiary, PT Consolidated Water Bali (“CW-Bali”), we built and operated a seawater reverse osmosis plant with a productive capacity of approximately 264,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We recorded operating losses for CW-Bali as the sales volumes for its plant were insufficient to cover its operating costs. In 2017 and 2016 we determined, based upon probability-weighted scenarios for CW-Bali’s future undiscounted cash flows, that the carrying values of CW-Bali’s long-lived assets and our investment in CW-Bali were not recoverable. Consequently, we recorded impairment losses of ($1.6 million) and ($2.0 million), in 2017 and 2016, respectively, to reduce the carrying values of these assets to their fair values.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

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

We believe, CW-Cooperatief, as a Netherlands company, has certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). On April 16, 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invites Mexico to seek a resolution of this investment dispute through consultation and negotiation, but states that if the dispute cannot be resolved in this manner, CW-Cooperatief elects to refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty. On June 29, 2021, the Mexican Ministry of Economy responded to CW-Cooperatief’s letter and proposed to hold a consultation meeting. Two such meetings were held on July 9, 2021 and August 2, 2021 on a confidential basis. The investment dispute remains unresolved to date.

We cannot provide any assurances that we will be able to obtain reimbursement for any expenses or investments made with respect to the Project.

As a result of the cancellation of the APP Contract, during the three months ended September 30, 2020, we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all Project development expenses, the impairment loss of approximately ($3.0 million) recorded during 2020 for Project assets, and the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP contract, have been reclassified from the services segment to discontinued operations in the accompanying condensed consolidated financial statements as of and for the three months ended June 30, 2021 and 2020. Our net losses from discontinued operations for the three months ended June 30, 2021 and 2020 were ($151,379) and ($3,755,112), respectively.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 relates only to our continuing operations.

Consolidated Results

The net loss from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2021 was ($1,513,270) (($0.10) per share on a fully diluted basis), as compared to net income from continuing operations of $2,627,270 ($0.17 per share on a fully diluted basis) for 2020. The net loss for 2021 is attributable to an impairment loss recorded for our manufacturing segment of ($2,900,000), as discussed in paragraphs that follow.

Revenue for 2021 decreased to $16,701,524 from $19,087,247 in 2020, reflecting a significant decline in manufacturing segment revenue and to a lesser extent, a drop in revenue for the retail segment. These declines were partially offset by an increase in revenue generated by our bulk segment. Gross profit for 2021 was $6,064,853 (36% of total revenue) as compared to $7,303,143 (38% of total revenue) for 2020. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis remained relatively consistent at $4,724,304 for 2021 as compared to $4,557,613 for 2020.

Other income, net, decreased to $233,114 for 2021 as compared to $260,957 for 2020 due to (1) an unrealized gain of $31,000 recorded for the valuation of the put/call options arising from the acquisition of a majority interest in PERC, as compared to an unrealized gain recorded on these options of $80,000 in 2020; and (2) a decrease in the equity earnings and profit-sharing income of $33,494 from our investment in OC-BVI. Partially offsetting the decrease in these other income amounts was an increase for 2021 in interest income of $64,827, which results from a higher balance of interest earning assets.

The COVID-19 pandemic had a material adverse impact on our consolidated results of operations for the three months ended June 30, 2021 and we believe the COVID-19 pandemic will continue to adversely impact our results of operations in future periods. See further discussion herein and at “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies – COVID-19.”

Results by Segment

Retail Segment:

The retail segment incurred a loss from operations of ($422,232) for 2021 as compared to a loss from operations of ($69,983) for 2020.

Revenue generated by our retail water operations decreased to $5,674,790 in 2021 from $5,966,296 in 2020 due to a 2% decrease in the volume of water sold. The sales volumes for both 2021 and 2020 are significantly below the historical volumes for the retail segment prior to 2020 due to the continuing cessation of tourism on Grand Cayman resulting from border restrictions initiated in March 2020 in response to the COVID-19 pandemic.

Retail segment gross profit decreased to $2,892,881 (51% of retail revenue) for 2021 from $3,196,799 (54% of retail revenue) for 2020 as a result of the revenue decline.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained consistent at $3,318,473 for 2021 as compared to $3,266,782 for 2020.

Bulk Segment:

The bulk segment contributed $2,021,321 and $1,663,988 to our income from operations for 2021 and 2020, respectively.

Bulk segment revenue was $6,711,971 and $5,866,397 for 2021 and 2020, respectively. The increase in bulk segment revenue is attributable to a 9% increase in CW-Bahamas’ volume of water sold and an increase in energy costs for CW-Bahamas, which increased the energy pass through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $2,325,177 (35% of bulk revenue) and $1,925,088 (33% of bulk revenue) for 2021 and 2020, respectively. Gross profit in dollars and as a percentage of revenue increased in 2021 as compared to 2020 principally due to the revenue increase.

Bulk segment G&A expenses remained relatively consistent at $303,856 for 2021 as compared to $261,100 for 2020.

Services Segment:

The services segment income from operations was $213,245 and $138,342 for 2021 and 2020, respectively.

Services segment revenue increased to $3,763,239 for 2021 from $3,476,000 for 2020 due to an increase of approximately $926,000 in revenue from operating and maintenance contracts attributable to new contracts, which served to more than offset a decline in plant construction revenue of approximately $672,000.

Gross profit for the services segment was $884,830 (24% of services revenue) in 2021 as compared to $844,487 (24% of services revenue) for 2020.

G&A expenses for the services segment remained consistent at $671,585 for 2021 as compared to $711,350 for 2020.

Manufacturing Segment:

The manufacturing segment incurred a loss from operations of ($3,368,425) for 2021 as compared to generating income from operations of $1,018,388 in 2020. The loss incurred for 2021 results from decreased revenue and an impairment loss, as discussed in paragraphs that follow.

Approximately 87% and 80% of our manufacturing segment revenue, and 91% and 89% of our manufacturing segment gross profit, for the three months ended June 30, 2020 and the year ended December 31, 2020, respectively, were generated from sales to one customer. While Aerex sells various products to this customer, Aerex’s revenue from this customer has historically been derived primarily from one specialized product. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases of the specialized product from Aerex following 2020 for a period of approximately one year. This customer informed Aerex at that time that it presently expected to recommence its purchases from Aerex beginning with the first quarter of 2022. In late July 2021 this former major customer communicated to Aerex that it expected to recommence its purchases of the specialized product from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to both the amounts it had purchased from Aerex in 2020 and prior years and the amounts we had anticipated the customer would purchase. Our efforts to replace the revenue previously generated from this customer with revenue from existing and new customers have been adversely impacted by the continuing negative economic impacts of the COVID-19 pandemic, which have increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials and, we believe, also adversely affected the overall financial condition of Aerex’s current and prospective customer base. Accordingly, in light of this new information from Aerex’s former major customer, and present weak economic conditions that we believe will continue into 2022, we tested the carrying value of our manufacturing reporting unit for possible impairment as of June 30, 2021. Based upon this testing, we determined that the carrying value of our manufacturing reporting unit exceeded its fair value by $2.9 million, and we recorded an impairment loss to reduce our manufacturing reporting unit’s goodwill by this amount for the three months ended June 30, 2021.

Manufacturing revenue was $551,524 and $3,778,554 for 2021 and 2020, respectively. Manufacturing revenue decreased from 2020 to 2021 due to the loss of orders from Aerex’s former largest customer, and to date we have not been successful in replacing this lost revenue.

Manufacturing gross profit (loss) was ($38,035) ((7)% of manufacturing revenue) and $1,336,769 (35% of manufacturing revenue) for 2021 and 2020, respectively. The decrease in manufacturing gross profit in dollars reflects the decrease in revenue. Gross profit as a percentage of revenue declined due to the greater impact of fixed factory overhead on this measure resulting from the revenue decrease, as we elected to continue the employment of all of our manufacturing personnel in 2021 (despite the decrease in production activity) based upon the expectation that production activity would increase significantly in the latter half of the year.

G&A expenses for the manufacturing segment increased to $430,390 for 2021 as compared to $318,381 for 2020. The rise in G&A expenses for 2021 results from a provision for doubtful accounts receivable of $120,000.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Discontinued Operations – Mexico Project Development

As previously discussed, on June 29, 2020, the State of Baja California cancelled its APP Contract with AdR for the Project. As a result of the cancellation of the APP Contract, during the three months ended September 30, 2020, we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project.

Our net loss from discontinued operations of ($464,173) for 2021 consists of the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP contract. Through the date the APP Contract was cancelled, NSC had paid approximately $3.0 million to acquire rights of way for the aqueduct to be constructed for the Project to deliver water to the Mexico public water system. As a result of the cancellation of the APP Contract, we recorded an impairment loss of approximately ($3.0 million) for the three months ended June 30, 2020 for these rights of way. Our net loss from discontinued operations of ($4,071,447) for 2020 consists of this impairment loss and the development expenses incurred for the Project.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 relates only to our continuing operations.

Consolidated Results

Net loss from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2021 was ($211,704) (($0.01) per share on a fully diluted basis), as compared to net income from continuing operations of $5,832,242 ($0.38 per share on a fully diluted basis) for 2020.

Revenue for 2021 decreased to $33,804,841 from $39,812,968 in 2020, as the retail and manufacturing segments experienced significant revenue declines. Gross profit for 2021 was $12,191,363 (36% of total revenue) as compared to $15,743,464 (40% of total revenue) for 2020. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

G&A expenses on a consolidated basis remained relatively consistent at $9,488,790 for 2021 as compared to $9,252,922 for 2020.

Other income, net, increased to $547,722 for 2021 as compared to $288,218 for 2020 due to an unrealized gain of $162,000 recorded for the valuation of the put/call options arising from the acquisition of a majority interest in PERC, as compared to an unrealized loss recorded on these options of ($81,000) in 2020.

The COVID-19 pandemic had a material adverse impact on our consolidated results of operations for the six months ended June 30, 2021, and we believe the COVID-19 pandemic will continue to adversely impact our results of operations in future periods. See further discussion herein and at “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies – COVID-19.”

Results by Segment

Retail Segment:

The retail segment incurred a loss from operations of ($1,039,931) for 2021 as compared to generating income from operations of $826,990 for 2020.

Revenue generated by our retail water operations decreased to $11,386,095 in 2021 from $13,223,728 in 2020 due to a 12% decrease in the volume of water sold. This sales volume decrease is due to the continuing cessation of tourism on Grand Cayman resulting from border restrictions initiated in March 2020 in response to the COVID-19 pandemic.

Retail segment gross profit decreased to $5,896,192 (52% of retail revenue) for 2021 from $7,467,611 (56% of retail revenue) for 2020 as a result of the revenue decline.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained consistent at $6,689,483 for 2021 as compared to $6,640,621 for 2020.

Bulk Segment:

The bulk segment contributed $3,736,135 and $3,247,846 to our income from operations for 2021 and 2020, respectively.

Bulk segment revenue was $12,957,941 and $12,306,681 for 2021 and 2020, respectively. The increase in bulk segment revenue is attributable to an increase of 7% in the volume of water sold by CW-Bahamas and an increase in energy costs for CW-Bahamas, which increased the energy pass through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $4,415,994 (34% of bulk revenue) and $3,800,792 (31% of bulk revenue) for 2021 and 2020, respectively. Gross profit in dollars and as a percentage of revenue increased in 2021 as compared to 2020 principally due to the increase in revenue and a decrease of approximately $226,000 in non energy-related operating expenses.

Bulk segment G&A expenses remained relatively consistent at $681,359 for 2021 as compared to $553,146 for 2020.

Services Segment:

The services segment income from operations was $309,710 and $306,525 for 2021 and 2020, respectively.

Services segment revenue increased to $7,304,085 for 2021 from $6,590,813 for 2020 due to an increase of approximately $2.3 million in revenue from operating and maintenance contracts attributable to new contracts, which served to more than offset a decline in plant construction revenue of approximately $1.6 million.

Gross profit for the services segment was $1,703,748 (23% of services revenue) in 2021 as compared to $1,685,780 (26% of services revenue) for 2020. The decrease in gross profit as a percentage of revenue reflects a shift in the contract mix.

G&A expenses for the services segment remained consistent at $1,393,605 for 2021 as compared to $1,384,040 for 2020.

Manufacturing Segment:

The manufacturing segment incurred a loss from operations of ($3,448,914) for 2021 as compared to generating income from operations of $2,114,166 in 2020. The loss incurred for 2021 results from decreased revenue and an impairment loss, as discussed in paragraphs that follow.

Approximately 86% and 80% of our manufacturing segment revenue, and 84% and 89% of our manufacturing segment gross profit, for the six months ended June 30, 2020 and the year ended December 31, 2020, respectively, were generated from sales to one customer. While Aerex sells various products to this customer, Aerex’s revenue from this customer has historically been derived from one specialized product. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases of the specialized product from Aerex following 2020 for a period of approximately one year. This customer informed Aerex at that time that it presently expected to recommence its purchases from Aerex beginning with the first quarter of 2022. In late July 2021 this former major customer communicated to Aerex that it expected to recommence its purchases of the specialized product from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to both the amounts it had purchased from Aerex in 2020 and prior years and the amounts we had anticipated the customer would purchase. Our efforts to replace the revenue previously generated from this customer with revenue from existing and new customers have been adversely impacted by the continuing negative economic impacts of the COVID-19 pandemic, which have increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials and, we believe, also adversely affected the overall financial condition of Aerex’s current and prospective customer base. Accordingly, in light of this new information from Aerex’s former major customer, and present weak economic conditions that we believe will continue into 2022, we tested the carrying value of our manufacturing reporting unit for possible impairment as of June 30, 2021. Based upon this testing, we determined that the carrying value of our manufacturing reporting unit exceeded its fair value by $2.9 million, and we recorded an impairment loss to reduce our manufacturing reporting unit’s goodwill by this amount for the three months ended June 30, 2021.

Manufacturing revenue was $2,156,720 and $7,691,746 for 2021 and 2020, respectively. Manufacturing revenue decreased from 2020 to 2021 due to the loss of orders from Aerex’s former largest customer, and to date we have not been successful in replacing this lost revenue.

Manufacturing gross profit was $175,429 (8% of manufacturing revenue) and $2,789,281 (36% of manufacturing revenue) for 2021 and 2020, respectively. The decrease in manufacturing gross profit in dollars reflects the decrease in revenue. Gross profit as a percentage of revenue declined due to the greater impact of fixed factory overhead on this measure resulting from the revenue decrease, as we elected to continue the employment of all of our manufacturing personnel during 2021 (despite the decrease in production activity) based upon the expectation that production activity would increase significantly in the latter half of the year.

G&A expenses for the manufacturing segment remaining relatively consistent at $724,343 for 2021 as compared to $675,115 for 2020.

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as of June 30, 2021 as compared to December 31, 2020 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable increased by approximately $4.6 million. This net increase reflects an increase in CW-Bahamas’ accounts receivable of approximately $4.5 million – see discussion at “CW-Bahamas Liquidity.”

Current inventory decreased by approximately $714,000 primarily due to a decline in orders for Aerex.

Prepaid expenses and other current assets increased by approximately $960,000 primarily due to annual insurance premiums that were paid in June 2021.

Property, plant and equipment, net decreased by approximately $3.0 million due to scheduled depreciation of fixed assets.

Operating lease right-of-use assets increased by approximately $1.6 million, with a related increase in operating lease liabilities of approximately $1.6 million, due to a new office lease for Aquilex that began in March 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the balance of 2021 include capital expenditures for our existing operations of approximately $2.9 million (which includes $1.9 million for the replacement of the 26-year old West Bay seawater desalination plant in Grand Cayman) and approximately $1.3 million for dividends payable. Our liquidity requirements may also include future quarterly dividends if such dividends are declared by our Board. Our dividend payments amounted to approximately $3.2 million for the six months ended June 30, 2021 and approximately $5.1 million for the year ended December 31, 2020.

As of June 30, 2021, we had cash and cash equivalents of $41.2 million and working capital of $68.8 million. With the possible exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $21.3 million as of June 30, 2021 and $16.8 million as of December 31, 2020. Approximately 78% of the June 30, 2021 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary. As of July 31, 2021, CW-Bahamas’ accounts receivable from the WSC totaled an all-time high of approximately $23.5 million. However, CW-Bahamas received $5.7 million in payments on these receivables during August 2021.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of June 30, 2021, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC. The Bahamas government and the WSC continue to make intermittent payments on these accounts receivable, and such payments totaled approximately $14.4 million for the period from January 1, 2021 through August 16, 2021.

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

Discussion of Cash Flows for the Six Months Ended June 30, 2021

Our cash and cash equivalents decreased to $41,210,143 as of June 30, 2021 from $43,794,150 as of December 31, 2020.

Cash Flows from Operating Activities

Net cash provided by our operating activities from continuing operations was $1,662,873. This net cash reflects net loss generated for the six months ended June 30, 2021 of ($349,946) as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $3,677,422, a loss from discontinued operations of $464,173, an increase in accounts receivable of $4,764,561, a decrease in current inventory of $714,108 and an increase in prepaids of $1,062,782.

Cash Flows from Investing Activities

Net cash used by our investing activities was $452,436 primarily from additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used by our financing activities was $3,276,120, almost all of which related to the payment of dividends.

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

Cayman Water

As preventative measures to combat the possible spread of COVID-19, the Cabinet of the Cayman Islands (“the Cabinet”) closed all Cayman Islands sea ports to international passenger arrivals effective March 13, 2020; and closed all Cayman Islands airports to international passenger arrivals effective March 22, 2020. Effective March 28, 2020, the Cabinet and Cayman Islands law enforcement enacted various ‘stay-at-home’ regulations and curfews, which closed all businesses not deemed essential by the government and required citizens to stay at home unless they were purchasing necessities or engaged in an essential errand. In May 2020, the Cabinet started the phased relaxation of the shelter-in-place regulations and on October 1, 2020, the Cayman Islands reopened its borders for residents or individuals who own property in the Cayman Islands that provide evidence of a negative COVID-19 test performed within three days prior to arrival in the Cayman Islands and agree to remain in quarantine for 14 days after arrival. In July 2021, this quarantine period was reduced to five days for fully vaccinated travelers who are able to provide proof of vaccination from Cayman Islands government approved sources. Recently, the Cayman Islands’ government announced its plan to reopen the country’s borders in six phases. According to this plan, the borders will not be fully reopened before January 2022, and such date is subject to achieving a vaccination target of 80% for the country’s population. Recent data published by the Chief Medical Officer of the Cayman Islands indicates that approximately 68% the country’s population has received both doses of the vaccine. It cannot presently be determined if or when the 80% target will be achieved and the borders reopened.

As a result of these measures taken by the Cayman Islands government, tourism in the Cayman Islands has temporarily ceased. The preventative measures taken by the Cayman Islands government in response to the COVID-19 pandemic commenced in the latter half of March 2020. Consequently, our retail sales volume for the year ended December 31, 2020 declined by approximately 13% from the year ended December 31, 2019 and our retail sales volume for the first half of 2021 declined 12% from our retail sales volume for the first half of 2020. We expect that our retail segment revenue and cash flows will continue to be materially adversely impacted until such time as tourism and the economy in the Cayman Islands fully recover from the impact and effects of the COVID-19 pandemic.

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

The amount of water provided by OC-Cayman to the WAC for the year ended December 31, 2020 was approximately 1% less than that provided for the year ended December 31, 2019 and the first half of 2021 was 1.9% less than the first half of 2020. We cannot presently determine to what extent OC-Cayman’s future revenue will be impacted by the COVID-19 pandemic.

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

CW-Bahamas

The government of The Bahamas enacted Emergency Powers Regulations which became effective March 18, 2020 in an effort to combat the spread of COVID-19. Initially, these regulations closed all businesses not deemed essential by the government, encouraged the employees of non-essential businesses to work remotely and imposed 24 hour shelter-in-place curfew on all residents of The Bahamas other than those engaged in essential or pre-approved activities. On March 24, 2020, the government banned all international travel to The Bahamas by closing all airports and seaports. As a result of the measures taken by The Bahamas government, tourism on New Providence Island, where CW-Bahamas operates, temporarily ceased and economic activity in The Bahamas slowed dramatically. During the summer of 2020, travel restrictions were briefly lifted then reimposed. Since November 2020, shelter-in-place regulations have been loosened and commercial and retail operations have been permitted to open with limited capacity although working from home is still encouraged; additional economic activity (including the operation of restaurants and bars for takeaway or outdoor seating; limited indoor seating is permitted for fully vaccinated persons only) has also been permitted. International travel to The Bahamas is permitted and individuals that wish to travel to The Bahamas must obtain a health travel visa which will be issued upon receipt of a negative COVID-19 test five days in advance of travel; the nature of the test depends on whether the individual travelling is fully vaccinated or not. All visitors must submit to a mandatory COVID-19 rapid antigen test five days after arrival in The Bahamas or upon exhibiting symptoms of COVID-19 while in The Bahamas. Home port cruise ship departures from the Port of Nassau commenced in June 2021 and cruise ship arrivals into The Bahamas commenced in July 2021.

CW-Bahamas sells the water produced by its plants on a bulk basis to the WSC, which in turn provides water to the residences, businesses, and other end users on New Providence. Under the terms of each of its water supply agreements with the WSC, CW-Bahamas charges the WSC a fixed monthly amount, an amount each month that is based upon the amount of water supplied during the month, and pass-through energy charges, therefore CW-Bahamas’ revenue is impacted by changes in water demand and energy prices. To date, the volume of water CW-Bahamas sells to the WSC has not been adversely impacted by the COVID-19 pandemic notwithstanding the downturn in economic activity on New Providence due to preventative measures taken by the government in March 2020 and continuing thereafter in various forms. In addition, the adverse impact of the COVID-19 pandemic on The Bahamas government’s revenue sources may further delay the collection of CW-Bahamas’ delinquent accounts receivable from the WSC.

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

As a result of current economic conditions (resulting in part from the COVID-19 pandemic), in late March 2021 Aerex began experiencing issues with its supply chain for the raw materials and components used in its manufacturing operations, including higher prices, scarcities/shortages, and longer fulfillment times for its orders to suppliers. These conditions, and a decline in projected future sales to Aerex’s former largest customer, required us to record an impairment loss of ($2.9 million) for the three months ended June 30, 2021 to reduce the carrying value of our manufacturing reporting unit’s goodwill. While these economic conditions and issues continue, Aerex could have difficulty completing its orders from its customers and obtaining new business, which could have a material adverse impact on our consolidated revenue, results of operations and cash flows, and could require us to record additional impairment losses to reduce the carrying value of the goodwill recorded for our manufacturing reporting unit. Any such impairment losses could have a material adverse impact on our consolidated financial condition and results of operations.

PERC

PERC’s operations are considered essential services by the states within which it operates. Presently, the COVID-19 pandemic has not materially impeded PERC’s day-to-day operations.

Approximately 76% of PERC’s revenue of $7.1 million for the six months ended June 30, 2021 was generated in California under contracts with government entities. The State of California has publicly acknowledged its on-going financial difficulties as a result of the COVID-19 pandemic, and such difficulties presently, or could in the future, extend to the various counties, municipalities and other government-related entities in California, including PERC’s customers, which could adversely impact PERC’s revenue and the collection of its accounts receivable.

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

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2021 and 2020, we generated approximately 34% and 31%, respectively, of our consolidated revenue and 48% and 44%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2021 and 2020, the Company generated approximately 34% and 33%, respectively, of its consolidated revenue and 48% and 47%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas Performance Guarantees

Our contracts to supply water to the WSC from our Blue Hills and Windsor plants require us to guarantee delivery of a minimum quantity of water per week. If the WSC requires the water and we do not meet this minimum, we are required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Blue Hills contract expires in 2032 and requires us to deliver 63.0 million gallons of water each week. The Windsor contract expires in 2033 and requires us to deliver 16.8 million gallons of water each week.

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

Dividends

●	On February 1, 2021, we paid a dividend of $0.085 to shareholders of record on January 4, 2021.
●	On April 30, 2021, we paid a dividend of $0.085 to shareholders of record on April 1, 2021.
●	On May 25, 2021, our Board declared a dividend of $0.085 payable on July 30, 2021 to shareholders of record on July 1, 2021.

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

In January 2020, EWG filed a new amparo claim against the resolution of the appeal remedy previously mentioned in subparagraph a). NSC has responded to this new amparo to vigorously oppose such amparo claim of EWG and to uphold the resolution of such appeal remedy. To this date, the resolution to this amparo claim has not been made public or communicated to NSC. However, from publicly available information it appears that the claim has been dismissed and, as such, the revocation of the preliminary relief is not affected.

c) Amparo apparently filed by EWG against a resolution of the Tenth Civil Judge.

In August 2021, counsel to NSC and AdR became aware, from publicly available information of Mexican Federal courts, of an amparo claim filed by EWG, against a certain resolution of the Tenth Civil Judge within the mentioned ordinary mercantile claim.

However, to date, neither NSC nor AdR have been notified of this amparo claim and, as such, it is not clear if they are parties to it. Further, no additional information on this claim, its scope or potential consequences, if any, is available. In the event that NSC and/or AdR are named parties to this claim, they plan to vigorously oppose to it.

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

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2021 and 2020, we generated approximately 34% and 31%, respectively, of our consolidated revenue and 48% and 44%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2021 and 2020, the Company generated approximately 34% and 33%, respectively, of its consolidated revenue and 48% and 47%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $21.3 million as of June 30, 2021 and $16.8 million as of December 31, 2020. Approximately 78% of the June 30, 2021 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary. As of July 31, 2021, CW-Bahamas’ accounts receivable from the WSC totaled an all-time high of approximately $23.5 million.

Historically, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of June 30, 2021, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

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

PERC, our principal services segment subsidiary, generates most of its revenue from contracts (“O&M contracts”) to operate and maintain water treatment and reuse facilities owned by third parties. For the three and six months ended June 30, 2021, we generated revenue of approximately $3.4 million and $6.3 million, respectively, under these O&M contracts. PERC’s O&M contracts have terms ranging from one to five years, with varying renewal options exercisable solely at the discretion of the customer. Approximately 12% of PERC’s revenue for the six months ended June 30, 2021 was generated under O&M contracts that expire at various dates through December 31, 2021. If we are unable to obtain extensions of these expiring O&M contracts, or are unable to replace the revenue lost from contracts that expire with revenue from new O&M contracts, our consolidated financial condition, results of operations, and cash flows could be adversely affected.

If Aerex’s future financial performance falls short of our most recent financial projections for this subsidiary, we may be required to record an impairment loss to reduce the carrying values of the goodwill and intangible assets of our manufacturing reporting unit.

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

Approximately 87% and 86% of Aerex’s revenue, and 91% and 84% of Aerex’s gross profit, for the three and six months ended June 30, 2020, respectively, were generated from sales to one customer. Approximately 80% of Aerex’s revenue, and 89% of Aerex’s gross profit, for the year ended December 31, 2020 were generated from sales to this customer. While Aerex sells various products to this customer, Aerex’s revenue from this customer has historically been derived primarily from one specialized product. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases of the specialized product from Aerex following 2020 for a period of approximately one year. This customer informed Aerex at that time that it expected to recommence its purchases of the specialized product from Aerex beginning with the first quarter of 2022. As a result of this anticipated loss of revenue for Aerex, we updated our projections for our manufacturing reporting unit’s future cash flows. Such projections assumed, in part, that Aerex’s major customer would recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020. Based upon these updated projections, we tested our manufacturing reporting unit’s goodwill for possible impairment as of September 30, 2020 and December 31, 2020 using the discounted cash flow and guideline public companies methods, with a weighting of 80% and 20% applied to these two methods, respectively. As a result of these impairment tests, we determined that the estimated fair value of our manufacturing reporting unit exceeded its carrying value by approximately 22% as of September 30, 2020 and 31% as of December 31, 2020.

In late July 2021, this former major customer communicated to Aerex that it expected to recommence its purchases of the specialized product from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to the amounts it had purchased from Aerex in 2020 and prior years. Our updated sales estimate for this customer based on this new information is also substantially below the anticipated sales to this customer for 2022 and subsequent years that we used in the discounted cash flow projections we prepared for purposes of testing our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. Furthermore, Aerex’s efforts to replace the revenue previously generated from this customer with revenue from existing and new customers have been adversely impacted by the continuing negative economic impacts of the COVID-19 pandemic, which have increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials, and also adversely affected Aerex’s current and prospective customer base. Accordingly, in light of this new information from Aerex’s former major customer and the on-going weak economic conditions, we updated our projections of future cash flows for the manufacturing reporting unit and tested its goodwill for possible impairment as of June 30, 2021 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. Based upon this testing, we determined that the carrying value of our manufacturing reporting unit exceeded its fair value by $2.9 million, and we recorded an impairment loss to reduce our manufacturing reporting unit’s goodwill by this amount for the three months ended June 30, 2021.

If we determine in the future that Aerex’s future cash inflows will be less than our present expectation, we may be required to record additional impairment losses to reduce the remaining carrying values as of June 30, 2021 of our manufacturing reporting unit’s goodwill of $1,985,211 and the unamortized intangible assets balances of $894,444 recorded as a result of the acquisition of Aerex. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

Current economic conditions are adversely impacting the supply chain for our operations and could have a material adverse impact on our financial results.

As a result of the economic conditions resulting from the COVID-19 pandemic, during the six months ended June 30, 2021, we began experiencing issues with our supply chain for the raw materials, components, chemicals, and capital expenditures used in our manufacturing operations, including rapidly increasing prices, scarcities/shortages, and longer fulfillment times for our orders to suppliers. Should these economic conditions and issues continue, our operations could be adversely affected, which could have a material adverse impact on our consolidated revenue, results of operations and cash flows, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2021, we issued 8,632 shares of preferred stock to 70 employees for services rendered. The issuance of the preferred stock to 64 of the employees was exempt from registration under Regulation S promulgated under the Securities

Act of 1933 as amended (the “Securities Act”), because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). The issuance to six employees who are US persons was exempt under Section 4(a)(2) of the Securities Act.

In June 2021, we also issued 211 shares of preferred stock to one employee for cash at a price of $8.10 per share. The issuance of the preferred stock to the employee was exempt from registration under Regulation S promulgated under the Securities Act because the shares were issued outside of the United States to non-US persons (as defined in Regulation S).

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

Date: August 16, 2021