Form 10-Q
period 2021-09-30
Consolidated Water Co. Ltd.
filed 2021-11-15
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, 15,210,699 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$40,397,593	$43,794,150
Certificate of deposit	2,500,000	—
Accounts receivable, net	26,381,981	21,483,976
Inventory	2,545,998	3,214,178
Prepaid expenses and other current assets	3,300,999	2,412,282
Contract assets	483,190	516,521
Current assets of discontinued operations	770,645	1,511,099
Total current assets	76,380,406	72,932,206
Property, plant and equipment, net	53,720,792	57,687,984
Construction in progress	760,079	440,384
Inventory, noncurrent	4,485,284	4,506,842
Investment in OC-BVI	1,698,069	2,092,146
Goodwill	10,425,013	13,325,013
Intangible assets, net	3,564,166	4,148,333
Operating lease right-of-use assets	2,855,346	1,329,561
Other assets	1,796,287	1,926,594
Long-term assets of discontinued operations	21,129,171	21,166,489
Total assets	$176,814,613	$179,555,552

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$3,151,005	$2,856,127
Accounts payable - related parties	204,285	200,558
Accrued compensation	1,488,891	1,434,106
Dividends payable	1,317,987	1,300,022
Current maturities of operating leases	563,154	455,788
Current portion of long-term debt	54,698	42,211
Contract liabilities	45,232	461,870
Current liabilities of discontinued operations	252,720	188,434
Total current liabilities	7,077,972	6,939,116
Long-term debt, noncurrent	136,231	126,338
Deferred tax liabilities	1,279,910	1,440,809
Noncurrent operating leases	2,321,551	982,076
Net liability arising from put/call options	582,000	690,000
Other liabilities	141,000	362,165
Long-term liabilities of discontinued operations	—	2,499
Total liabilities	11,538,664	10,543,003
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 30,916 and 31,068 shares, respectively	18,550	18,641
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,210,699 and 15,143,683 shares, respectively	9,126,419	9,086,210
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	87,585,156	86,893,486
Retained earnings	60,634,661	64,910,709
Total Consolidated Water Co. Ltd. stockholders' equity	157,364,786	160,909,046
Non-controlling interests	7,911,163	8,103,503
Total equity	165,275,949	169,012,549
Total liabilities and equity	$176,814,613	$179,555,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$16,413,146	$17,666,257	$50,217,987	$57,479,225
Cost of revenue (including purchases from related parties of $104,813 and $361,004 for the three months ended, and $390,196 and $1,225,668 for the nine months ended September 30, 2021 and 2020, respectively)	10,722,547	11,450,621	32,336,025	35,520,125
Gross profit	5,690,599	6,215,636	17,881,962	21,959,100
General and administrative expenses (including purchases from related parties of $24,231 and $0 for the three months ended, and $52,959 and $0 for the nine months ended September 30, 2021 and 2020, respectively)	4,359,040	4,810,016	13,847,830	14,062,938
Gain (loss) on asset dispositions and impairments, net	612	(984)	(3,144,961)	4,001
Income from operations	1,332,171	1,404,636	889,171	7,900,163

Other income (expense):
Interest income	168,880	164,761	503,889	411,020
Interest expense	(2,216)	(2,069)	(7,714)	(7,413)
Profit-sharing income from OC-BVI	6,075	6,075	16,200	30,375
Equity in the earnings of OC-BVI	17,717	22,411	44,223	82,387
Net unrealized gain (loss) on put/call options	(54,000)	39,000	108,000	(42,000)
Other	15,712	15,314	35,292	59,341
Other income, net	152,168	245,492	699,890	533,710
Income before income taxes	1,484,339	1,650,128	1,589,061	8,433,873
Provision (benefit) for income taxes	(11,230)	(263,165)	(20,735)	147,186
Net income from continuing operations	1,495,569	1,913,293	1,609,796	8,286,687
Income from continuing operations attributable to non-controlling interests	131,609	101,137	457,540	642,289
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	1,363,960	1,812,156	1,152,256	7,644,398
Total loss from discontinued operations	(1,078,367)	(377,321)	(1,542,540)	(4,448,798)
Net income (loss) attributable to Consolidated Water Co. Ltd. stockholders	$285,593	$1,434,835	$(390,284)	$3,195,600

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.09	$0.12	$0.07	$0.51
Discontinued operations	(0.07)	(0.03)	(0.10)	(0.30)
Basic earnings (loss) per share	$0.02	$0.09	$(0.03)	$0.21

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.09	$0.12	$0.07	$0.50
Discontinued operations	(0.07)	(0.03)	(0.10)	(0.29)
Diluted earnings (loss) per share	$0.02	$0.09	$(0.03)	$0.21

Dividends declared per common and redeemable preferred shares	$0.085	$0.085	$0.26	$0.26

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,209,432	15,120,983	15,204,220	15,116,681
Diluted earnings per share	15,351,882	15,273,529	15,345,120	15,270,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2020	31,068	$18,641	15,143,683	$9,086,210	$86,893,486	$64,910,709	$8,103,503	$169,012,549
Issue of share capital	—	—	57,577	34,546	(34,546)	—	—	—
Conversion of preferred stock	(215)	(129)	215	129	—	—	—	—
Buyback of preferred stock	(747)	(448)	—	—	(7,065)	—	—	(7,513)
Net income	—	—	—	—	—	988,772	128,793	1,117,565
Dividends declared	—	—	—	—	—	(1,296,197)	(649,880)	(1,946,077)
Stock-based compensation	—	—	—	—	176,210	—	—	176,210
Balance as of March 31, 2021	30,106	18,064	15,201,475	9,120,885	87,028,085	64,603,284	7,582,416	168,352,734
Issue of share capital	8,632	5,179	—	—	(5,179)	—	—	—
Conversion of preferred stock	(896)	(538)	896	538	—	—	—	—
Buyback of preferred stock	(704)	(422)	—	—	(6,928)	—	—	(7,350)
Net income (loss)	—	—	—	—	—	(1,664,649)	197,138	(1,467,511)
Exercise of options	211	126	—	—	1,583	—	—	1,709
Dividends declared	—	—	—	—	—	(1,294,697)	—	(1,294,697)
Stock-based compensation	—	—	—	—	178,589	—	—	178,589
Balance as of June 30, 2021	37,349	22,409	15,202,371	9,121,423	87,196,150	61,643,938	7,779,554	165,763,474
Conversion of preferred stock	(8,328)	(4,996)	8,328	4,996	—	—	—	—
Net income	—	—	—	—	—	285,593	131,609	417,202
Exercise of options	1,895	1,137	—	—	14,213	—	—	15,350
Dividends declared	—	—	—	—	—	(1,294,870)	—	(1,294,870)
Stock-based compensation	—	—	—	—	374,793	—	—	374,793
Balance as of September 30, 2021	30,916	$18,550	15,210,699	$9,126,419	$87,585,156	$60,634,661	$7,911,163	$165,275,949

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2019	33,751	$20,251	15,049,608	$9,029,765	$88,356,509	$66,352,733	$14,193,616	$177,952,874
Issue of share capital	—	—	64,898	38,939	(38,939)	—	—	—
Net income	—	—	—	—	—	2,888,607	360,998	3,249,605
Purchase of non-controlling interests in Aerex	—	—	—	—	(2,444,047)	—	(6,055,953)	(8,500,000)
Dividends declared	—	—	—	—	—	(1,289,378)	—	(1,289,378)
Stock-based compensation	—	—	—	—	161,406	—	—	161,406
Balance as of March 31, 2020	33,751	20,251	15,114,506	9,068,704	86,034,929	67,951,962	8,498,661	171,574,507
Issue of share capital	6,123	3,674	—	—	(3,674)	—	—	—
Net income (loss)	—	—	—	—	—	(1,127,842)	180,154	(947,688)
Exercise of options	363	217	—	—	4,201	—	—	4,418
Dividends declared	—	—	—	—	—	(1,287,474)	—	(1,287,474)
Stock-based compensation	—	—	—	—	199,065	—	—	199,065
Balance as of June 30, 2020	40,237	24,142	15,114,506	9,068,704	86,234,521	65,536,646	8,678,815	169,542,828
Conversion of preferred stock	(7,543)	(4,526)	7,543	4,526	—	—	—	—
Buyback of preferred stock	(107)	(64)	—	—	(1,080)	—	—	(1,144)
Net income	—	—	—	—	—	1,434,835	101,137	1,535,972
Exercise of options	472	283	—	—	5,460	—	—	5,743
Purchase of non-controlling interests in PERC	—	—	—	—	(135,835)	—	(764,165)	(900,000)
Dividends declared	—	—	—	—	—	(1,287,526)	—	(1,287,526)
Stock-based compensation	—	—	—	—	486,991	—	—	486,991
Balance as of September 30, 2020	33,059	$19,835	15,122,049	$9,073,230	$86,590,057	$65,683,955	$8,015,787	$169,382,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities - continuing operations	$5,285,457	$11,909,538
Net cash used in operating activities - discontinued operations	(820,785)	(1,390,227)
Net cash provided by operating activities	4,464,672	10,519,311

Cash flows from investing activities
Purchase of certificate of deposit	(2,500,000)	—
Additions to property, plant and equipment and construction in progress	(973,270)	(1,571,450)
Proceeds from asset dispositions	45,560	450
Purchase of non-controlling interest in Aerex	—	(8,500,000)
Purchase of non-controlling interest in PERC	—	(900,000)
Net cash used in investing activities	(3,427,710)	(10,971,000)

Cash flows from financing activities
Dividends paid to common shareholders	(3,859,412)	(3,849,075)
Dividends paid to preferred shareholders	(8,387)	(9,180)
Dividends paid to non-controlling interests	(649,880)	—
Repurchase of redeemable preferred stock	(14,863)	(1,144)
Proceeds received from exercise of stock options	17,059	10,161
Principal repayments on long-term debt	(35,840)	(22,874)
Net cash used in financing activities	(4,551,323)	(3,872,112)
Net decrease in cash and cash equivalents	(3,514,361)	(4,323,801)
Cash and cash equivalents at beginning of period	43,794,150	42,071,083
Cash and cash equivalents at beginning of period - discontinued operations	154,130	831,586
Less: cash and cash equivalents at end of period - discontinued operations	(36,326)	(399,454)
Cash and cash equivalents at end of period	$40,397,593	$38,179,414

Interest paid in cash	$7,714	$7,413

Non-cash transactions:
Dividends declared but not paid	$1,295,538	$1,288,185
Transfers from (to) inventory to (from) property, plant and equipment and construction in progress	$191,434	$12,649
Transfers from construction in progress to property, plant and equipment	$375,906	$1,494,692
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,852,608	$299,992
Purchase of equipment through issuance of long-term debt	$58,220	$122,292

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

Net foreign currency gains arising from transactions and re-measurements were $15,302 and $14,751 for the three months ended September 30, 2021 and 2020, respectively, and $29,353 and $56,050 for the nine months ended September 30, 2021 and 2020, respectively, and are included in “Other income - Other” in the accompanying condensed consolidated statements of income (loss).

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of September 30, 2021 and December 31, 2020 include approximately $8.5 million and $8.5 million, respectively, of certificates of deposits with an original maturity of three months or less.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances for deposits held in The Bahamas as of September 30, 2021 and December 31, 2020 were approximately $8.9 million and $15.9 million, respectively.

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

Approximately 81% and 84% of Aerex’s revenue, and 88% and 86% of Aerex’s gross profit, for the three and nine months ended September 30, 2020, respectively, were generated from sales to one customer. Approximately 80% of Aerex’s revenue, and 89% of Aerex’s gross profit, for the year ended December 31, 2020 were generated from sales to this customer. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases from Aerex following 2020 for a period of approximately one year. This customer informed Aerex at that time that it expected to recommence its purchases from Aerex beginning with the first quarter of 2022. As a result of this anticipated loss of revenue for Aerex, the Company updated its projections for its manufacturing reporting unit’s future cash flows. Such projections assumed, in part, that Aerex’s major customer would recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020. Based upon these updated projections, the Company tested its manufacturing reporting unit’s goodwill for possible impairment as of September 30, 2020 and December 31, 2020 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. As a result of these impairment tests, the Company determined that the estimated fair value of its manufacturing reporting unit exceeded its carrying value by approximately 22% as of September 30, 2020 and 31% as of December 31, 2020.

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

If it is determined in the future that Aerex’s future cash inflows will be less than the Company’s present expectations, it may be required to record additional impairment losses to reduce the remaining carrying values as of September 30, 2021 of the manufacturing reporting unit’s goodwill of $1,985,211 and the unamortized balance of its intangible assets of $871,111 associated with the acquisition of Aerex. Any such impairment losses could have a material adverse impact on the Company’s consolidated results of operations.

Revenue recognition: Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenue disaggregated by revenue source (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Retail revenue	$5,247,042	$4,993,069	$16,633,137	$18,216,797
Bulk revenue	6,868,134	6,061,475	19,826,075	18,368,156
Services revenue	3,210,584	3,351,935	10,514,669	9,942,748
Manufacturing revenue	1,087,386	3,259,778	3,244,106	10,951,524
Total revenue	$16,413,146	$17,666,257	$50,217,987	$57,479,225

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

The Company sells bulk water in The Bahamas through its majority-owned subsidiary, CW-Bahamas, under two agreements with the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes such water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. CW-Bahamas also sold water to a private resort on Bimini through December 18, 2020, which generated revenue of approximately $46,000 and $118,000 for the three and nine months ended September 30, 2020, respectively.

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

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	September 30, 2021	December 31, 2020
Revenue recognized to date on contracts in progress	$6,808,572	$17,534,449
Amounts billed to date on contracts in progress	(6,565,955)	(17,791,928)
Retainage	195,341	312,130
Net contract asset	$437,958	$54,651

The above net balances are reflected in the accompanying condensed consolidated balance sheets as follows:

	September 30, 2021	December 31, 2020
Contract assets	$483,190	$516,521
Contract liabilities	(45,232)	(461,870)
Net contract asset	$437,958	$54,651

As of September 30, 2021, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $6.4 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $445,000 during the remainder of the year ending December 31, 2021 and approximately $6.0 million thereafter.

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

	Three Months Ended September 30, 2021
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$5,247,042	$6,868,134	$3,210,584	$1,087,386	$16,413,146
Cost of revenue	2,745,796	4,628,386	2,410,430	937,935	10,722,547
Gross profit	2,501,246	2,239,748	800,154	149,451	5,690,599
General and administrative expenses	3,067,696	313,420	758,540	219,384	4,359,040
Gain on asset dispositions and impairments, net	612	—	—	—	612
Income (loss) from operations	$(565,838)	$1,926,328	$41,614	$(69,933)	1,332,171
Other income, net					152,168
Income before income taxes					1,484,339
Benefit from income taxes					(11,230)
Net income from continuing operations					1,495,569
Income from continuing operations attributable to non-controlling interests					131,609
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					1,363,960
Net loss from discontinued operations					(1,078,367)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$285,593

Depreciation and amortization expenses for the three months ended September 30, 2021 for the retail, bulk, services and manufacturing segments were $625,640, $761,429, $203,411 and $70,679, respectively.

	Three Months Ended September 30, 2020
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$4,993,069	$6,061,475	$3,351,935	$3,259,778	$17,666,257
Cost of revenue	2,586,901	4,400,717	2,513,272	1,949,731	11,450,621
Gross profit	2,406,168	1,660,758	838,663	1,310,047	6,215,636
General and administrative expenses	3,367,802	382,662	728,829	330,723	4,810,016
Loss on asset dispositions and impairments, net	—	—	(984)	—	(984)
Income (loss) from operations	$(961,634)	$1,278,096	$108,850	$979,324	1,404,636
Other income, net					245,492
Income before income taxes					1,650,128
Benefit from income taxes					(263,165)
Net income from continuing operations					1,913,293
Income attributable to non-controlling interests					101,137
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					1,812,156
Net loss from discontinued operations					(377,321)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$1,434,835

Depreciation and amortization expenses for the three months ended September 30, 2020 for the retail, bulk, services and manufacturing segments were $596,528, $971,914, $191,419 and $88,452, respectively.

	Nine Months Ended September 30, 2021
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$16,633,137	$19,826,075	$10,514,669	$3,244,106	$50,217,987
Cost of revenue	8,235,699	13,170,333	8,010,767	2,919,226	32,336,025
Gross profit	8,397,438	6,655,742	2,503,902	324,880	17,881,962
General and administrative expenses	9,757,179	994,779	2,152,145	943,727	13,847,830
Gain (loss) on asset dispositions and impairments, net	(246,028)	1,500	(433)	(2,900,000)	(3,144,961)
Income (loss) from operations	$(1,605,769)	$5,662,463	$351,324	$(3,518,847)	889,171
Other income, net					699,890
Income before income taxes					1,589,061
Benefit from income taxes					(20,735)
Net income from continuing operations					1,609,796
Income from continuing operations attributable to non-controlling interests					457,540
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					1,152,256
Net loss from discontinued operations					(1,542,540)
Net loss attributable to Consolidated Water Co. Ltd. stockholders					$(390,284)

Depreciation and amortization expenses for the nine months ended September 30, 2021 for the retail, bulk, services and manufacturing segments were $1,892,848, $2,621,481, $607,906 and $216,346, respectively.

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

	As of September 30, 2021
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,233,715	$21,646,332	$1,579,404	$922,530	$26,381,981
Inventory, current and non-current	$2,755,862	$3,702,618	$—	$572,802	$7,031,282
Property, plant and equipment, net	$26,467,981	$25,185,215	$503,704	$1,563,892	$53,720,792
Construction in progress	$624,805	$31,737	$—	$103,537	$760,079
Intangibles, net	$—	$—	$2,693,056	$871,110	$3,564,166
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$60,254,674	$71,640,368	$15,535,680	$7,484,075	$154,914,797
Assets of discontinued operations					$21,899,816
Total assets					$176,814,613

	As of December 31, 2020
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,444,455	$17,022,813	$1,420,609	$596,099	$21,483,976
Inventory, current and non-current	$2,787,163	$3,795,544	$—	$1,138,313	$7,721,020
Property, plant and equipment, net	$27,947,545	$27,611,567	$487,973	$1,640,899	$57,687,984
Construction in progress	$305,110	$31,737	$—	$103,537	$440,384
Intangibles, net	$—	$—	$3,200,555	$947,778	$4,148,333
Goodwill	$1,170,511	$1,948,875	$5,320,416	$4,885,211	$13,325,013
Total segment assets	$56,425,159	$74,771,798	$14,470,322	$11,210,685	$156,877,964
Assets of discontinued operations					$22,677,588
Total assets					$179,555,552

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$1,363,960	$1,812,156	$1,152,256	$7,644,398
Less: preferred stock dividends	(2,628)	(2,810)	(8,362)	(9,099)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	1,361,332	1,809,346	1,143,894	7,635,299
Total loss from discontinued operations	(1,078,367)	(377,321)	(1,542,540)	(4,448,798)
Net income (loss) available to common shares in the determination of basic earnings per common share	$282,965	$1,432,025	$(398,646)	$3,186,501

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,209,432	15,120,983	15,204,220	15,116,681
Plus:
Weighted average number of preferred shares outstanding during the period	31,861	34,191	30,701	34,355
Potential dilutive effect of unexercised options and unvested stock grants	110,589	118,355	110,199	119,458
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,351,882	15,273,529	15,345,120	15,270,494

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

In August 2016, NSC and NuWater incorporated a new company under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operations and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operations. NSC initially owned 99.6% of the equity of AdR. In February 2018, CW-Holdings acquired the remaining 0.4% ownership in AdR from NuWater.

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

Summarized financial information for the Mexico project development is as follows:

	September 30,	December 31,
	2021	2020
Cash	$36,326	$154,130
Prepaid expenses and other current assets	88,777	88,978
Value added taxes receivable (net of allowance of $967,115 and $316,217, respectively)	645,542	1,267,991
Property, plant and equipment, net	2,273	5,682
Land	21,126,898	21,126,898
Other assets	—	33,909
Total assets of discontinued operations	$21,899,816	$22,677,588

Total liabilities of discontinued operations	$252,720	$190,933

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—
Income from operations	$—	$—	$—	$—
Net loss from discontinued operations	$1,078,367	$377,321	$1,542,540	$4,448,798
Gain on sale of discontinued operations	$—	$—	$—	$—
Depreciation expense	$1,136	$1,137	$3,409	$3,409

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

As a Netherlands company, CW-Cooperatief, believes it has certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). On April 16, 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invites Mexico to seek a resolution of this investment dispute through consultation and negotiation, but states that if the dispute cannot be resolved in this manner, CW-Cooperatief elects to refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty. On June 29, 2021, the Mexican Ministry of Economy responded to CW-Cooperatief’s letter and proposed to hold a consultation meeting. Two such meetings were held on July 9, 2021 and August 2, 2021 on a confidential basis. The investment dispute remains unresolved to date. Should CW-Cooperatief elect to refer the dispute to international arbitration, CW-Cooperatief could incur legal and other expenses related to this arbitration that could be material to the Company’s consolidated results of operations.

The Company cannot provide any assurances that it will be able to obtain reimbursement for any expenses or investments made with respect to the Project.

The Company, AdR and NSC have terminated the various agreements ancillary to the Project as a result of the termination of the APP Contract.

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

On October 1, 2020, and following an order from a Federal Judge obtained by NSC, the Tenth Civil Judge resolved to (i) move the claim of EWG to arbitration, and (ii) suspend the corresponding ordinary mercantile procedure. EWG challenged such resolution, arguing that its notification was not lawful. The Tenth Civil Judge dismissed such challenge, and thereafter EWG filed a remedy against such dismissal. NSC appeared before the court to vigorously oppose such remedy, which has been dismissed. To date, the referral to arbitration has not occurred and, as such, the procedure is currently suspended.

Notwithstanding the resolution of the Tenth Civil Judge to move to arbitration, subparagraphs a) through d) that follow describe certain separate amparo claims, and appeal remedies arising from or relating to such ordinary mercantile claim and amparo claims, all in chronological order. Due to the current global COVID-19 pandemic, most tribunals in Mexico suspended their activities intermittently since March 2020, with certain such tribunals partially restarting on different dates and with different special rules. As such, several resolutions are pending issuance.

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

In January 2020, EWG filed a new amparo claim against the resolution of the appeal remedy previously mentioned in subparagraph a). NSC has responded to this new amparo to vigorously oppose such amparo claim of EWG and to uphold the resolution of such appeal remedy. To this date, the resolution to this amparo claim has not been made public or communicated to NSC. However, from publicly available information it may be concluded that the claim has been dismissed by the amparo court, considering that public excerpts make reference to such dismissal.  If such dismissal has occurred, no public information evidences that EWG has filed a remedy against such dismissal. As such, the revocation of the preliminary relief is not affected.

c) Amparo apparently filed by EWG against a resolution of the Tenth Civil Judge.

In August 2021, counsel to NSC and AdR became aware, from publicly available information of Mexican Federal courts, of an amparo claim filed by EWG, against the resolution of the Tenth Civil Judge dismissing the remedy filed by EWG against the October 1, 2021 resolution within the mentioned ordinary mercantile claim. NSC has filed before the corresponding amparo court a writ vigorously opposing this claim.

Within this amparo claim, the Third District Court in Tijuana granted a suspension in favor of EWG, merely for the effect of holding in place the referral to arbitration subject matter of the October 1, 2021 resolution mentioned above. Such suspension was conditioned on the posting of a guarantee in the amount of 50,000 Mexican pesos which, as of the date hereof, has not been posted. Regardless of the effects of the suspension and the lack of the posting of a guarantee, in September 2021, NSC filed an appeal remedy against its granting.

Recently, AdR was notified of this claim. However, considering that NSC has vigorously opposed it, and that AdR is a third party with interest, it is not necessary for AdR to appear before the court for this claim and submit arguments against EWG.

To date, CW-Cooperatief has not been notified of this amparo claim. Further, a final hearing on the main merits of the claim, as well as on the arguments filed by the parties has been deferred on several occasions. The next scheduled date for such hearing is December 15, 2021.

d) Appeal filed by NSC against the suspension granted in favor of EWG.

The appeal remedy mentioned in the second paragraph of item c) immediately above was admitted by the superior court on October 18, 2021 and is still pending to be resolved.

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	September 30,	December 31,
	2021	2020
ASSETS
Current
Accounts receivable, net	$21,131	$—
Prepaid expenses and other current assets	8,228	108,303
Current assets of discontinued operations	10,570	—
Noncurrent
Operating lease right-of-use assets	2,855,346	1,329,561
Long-term assets of discontinued operations	—	33,909
Total lease right-of-use assets	$2,895,275	$1,471,773

LIABILITIES
Current
Current maturities of operating leases	$563,154	$455,788
Current liabilities of discontinued operations	9,778	29,432
Noncurrent
Noncurrent operating leases	2,321,551	982,076
Noncurrent liabilities of discontinued operations	—	2,499
Total lease liabilities	$2,894,483	$1,469,795

Weighted average remaining lease term:
Operating leases	7.1 years	3.4 years
Operating leases - discontinued operations	0.4 years	1.1 years

Weighted average discount rate:
Operating leases	4.96%	4.15%
Operating leases - discontinued operations	3.48%	3.48%

The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$165,899	$191,507	$518,524	$576,971
Short-term lease costs	24,781	—	54,541	5,518
Lease costs - discontinued operations	7,684	20,048	22,571	120,753
Total lease costs	$198,364	$211,555	$595,636	$703,242

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$541,054	$605,306
Operating cash outflows for operating leases - discontinued operations	24,007	119,480

Future lease payments relating to the Company’s operating lease liabilities as of September 30, 2021 were as follows:

Years ending December 31,	Total
2021	$172,762
2022	694,215
2023	663,190
2024	410,464
2025	268,896
Thereafter	1,235,418
Total future lease payments	3,444,945
Less: imputed interest	(560,240)
Total lease obligations	2,884,705
Less: current obligations	(563,154)
Noncurrent lease obligations	$2,321,551

7. Fair value

As of September 30, 2021 and December 31, 2020, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Certificate of deposit	$—	$2,500,000	$—	$2,500,000

Liabilities:
Recurring
Net liability arising from put/call options	$—	$—	$582,000	$582,000

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$—	$—	$690,000	$690,000

The activity for the Level 3 liability for the nine months ended September 30, 2021:

Net liability arising from put/call options
Balance as of December 31, 2020	$690,000
Unrealized gain	(108,000)
Balance as of September 30, 2021	$582,000

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

8. Contingencies

COVID-19

The worldwide coronavirus (COVID-19) pandemic was formally recognized by the World Health Organization on March 11, 2020. In response to this pandemic, the governments of the countries in which the Company operates - the Cayman Islands, The Bahamas, and the United States - implemented preventative measures to slow the spread of COVID-19, measures which have had profound adverse consequences for the economies of those countries. Tourism, a major economic driver for the Cayman Islands, has temporarily ceased due to closing of the country to tourist arrivals by air and sea travel. Tourist arrivals to The Bahamas by air and sea have declined significantly due to the pandemic and continue to be only a small fraction of pre-pandemic numbers due to travel restrictions within and outside of The Bahamas, as well the continued reluctance of people to travel internationally. Overall economic activity in the United States has also declined.

As a result of the impact of the COVID-19 pandemic on the economies of the countries in which the Company operates, the Company has experienced, and could continue to experience, decreases in consolidated revenue, cash flows generated from operations, and overall liquidity as compared to comparable prior periods.

Furthermore, the prolonged extension of the economic downturn created by the COVID-19 pandemic could further adversely affect the markets for the Company’s products and services. Such adverse market effects could further adversely impact the Company’s expected future cash flows from its four reporting units and could require the Company to record impairment losses to reduce the carrying values of one or more of these reporting units due to a decline in their fair values.

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

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2021 and 2020, the Company generated approximately 32% and 28%, respectively, of its consolidated revenue and 44% and 39%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2021 and 2020, the Company generated approximately 33% and 32%, respectively, of its consolidated revenue and 47% and 45%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $21.4 million as of September 30, 2021 and $16.8 million as of December 31, 2020.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of September 30, 2021, the Company has not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC. The Bahamas government and the WSC continue to make intermittent payments on these accounts receivable, and such payments amounted to approximately $6.9 million and $15.6 million for the three and nine months ended September 30, 2021, respectively.

Presently, Moody’s Investors Service and Standard & Poor’s have assigned a credit rating to The Bahamas of Ba3 and B+, respectively.

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

9. Related party transactions

The Company, through PERC and the services segment, purchases engineering and technology support services from various companies with a minority shareholder who is also a minority shareholder of PERC. During the three months ended September 30, 2021 and 2020, the Company made total purchases of services from these companies of approximately $105,000 and $361,000, respectively, and approximately $390,000 and $1,226,000 during the nine months ended September 30, 2021 and 2020, respectively. These total purchases are included in the Company’s cost of revenue in the accompanying condensed consolidated statements of income (loss).

On February 1, 2021, PERC entered into a sublease agreement with a related company commencing March 14, 2021 and ending August 31, 2021. This lease has been extended on a month-to-month basis subsequent to August 31, 2021. During the three months ended September 30, 2021, the Company recognized approximately $24,000 of expense related to this lease, and approximately $53,000 during the nine months ended September 30, 2021. This lease amount is included in the Company's general and administrative expenses in the accompanying condensed consolidated statements of income (loss).

The total amount of accounts payable outstanding to these companies as of September 30, 2021 and December 31, 2020, was approximately $204,000 and $201,000, respectively.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	tourism and weather conditions in the areas we serve;
●	the impacts of the COVID-19 pandemic, particularly on our retail and manufacturing segments;
●	the economic, political and social stability of each country in which we conduct or plan to conduct business;
●	our relationships with the government entities and other customers we serve;
●	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
●	our ability to successfully enter new markets; and
●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our 2020 Annual Report on Form 10-K.

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

Approximately 81% and 84% of Aerex’s revenue, and 88% and 86% of Aerex’s gross profit, for the three and nine months ended September 30, 2020, respectively, were generated from sales to one customer. Approximately 80% of Aerex’s revenue, and 89% of Aerex’s gross profit, for the year ended December 31, 2020 were generated from sales to this customer. While Aerex sells various products to this customer, Aerex’s revenue from this customer has historically been derived primarily from one specialized product. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases of the specialized product from Aerex following 2020 for a period of approximately one year. This customer informed Aerex at that time that it expected to recommence its purchases of the specialized product from Aerex beginning with the first quarter of 2022. As a result of this anticipated loss of revenue for Aerex, we updated our projections for our manufacturing reporting unit’s future cash flows. Such projections assumed, in part, that Aerex’s major customer would recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020. Based upon these updated projections, we tested our manufacturing reporting unit’s goodwill for possible impairment as of September 30, 2020 and December 31, 2020 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. As a result of these impairment tests, we determined that the estimated fair value of our manufacturing reporting unit exceeded its carrying value by approximately 22% as of September 30, 2020 and 31% as of December 31, 2020.

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

If we determine in the future that Aerex’s future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values as of September 30, 2021 of our manufacturing reporting unit’s goodwill of $1,985,211 and the unamortized balance of its intangible assets of $871,111 associated with the acquisition of Aerex. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

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

On June 29, 2020, our Mexico subsidiary, AdR, received a letter from the State of Baja California (the “State”) terminating AdR’s contract with the State involving the construction and operation of a desalination plant in Rosarito California and accompanying aqueduct to deliver the water produced by this plant to the Mexican public water system. As a result of the cancellation of this contract, we recorded an impairment loss for rights of way acquired for the contract’s proposed aqueduct of approximately ($3.0 million) for the three months ended June 30, 2020, which is reflected in our loss from discontinued operations for the nine months ended September 30, 2020.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

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

In August 2016, NSC and NuWater incorporated a new company under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”) to pursue completion of the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. NSC initially owned 99.6% of the equity of AdR. In February 2018, we acquired the remaining 0.4% ownership in AdR from NuWater.

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

We believe, CW-Cooperatief, as a Netherlands company, has certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). On April 16, 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invites Mexico to seek a resolution of this investment dispute through consultation and negotiation, but states that if the dispute cannot be resolved in this manner, CW-Cooperatief elects to refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty. On June 29, 2021, the Mexican Ministry of Economy responded to CW-Cooperatief’s letter and proposed to hold a consultation meeting. Two such meetings were held on July 9, 2021 and August 2, 2021 on a confidential basis. The investment dispute remains unresolved to date. Should CW-Cooperatief elect to refer the dispute to international arbitration, CW-Cooperatief could incur legal and other expenses related to this arbitration that could be material to the Company’s consolidated results of operations.

We cannot provide any assurances that we will be able to obtain reimbursement for any expenses or investments made with respect to the Project.

As a result of the cancellation of the APP Contract, during the three months ended September 30, 2020, we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all Project development expenses, the impairment loss of approximately ($3.0 million) recorded during 2020 for Project assets, and the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, have been reclassified from the services segment to discontinued operations in the accompanying condensed consolidated financial statements effective as of the three months ended September 30, 2020. Our net losses from discontinued operations for the three months ended September 30, 2021 and 2020 were ($1,078,367) and ($377,321), respectively. Our net loss from discontinued operations for 2021 consists of the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract and a provision of $641,810 for potentially uncollectible value added taxes paid that are reimbursable/receivable from the Mexican federal government. We recorded this provision as a result of the Mexican government’s rejection of our most recent request for repayment of these value added taxes paid. We believe we are entitled to be repaid for these value added taxes and have engaged a firm to assist us in collecting these amounts from the Mexican government. However, we ultimately may not be able to obtain such payment from the Mexican government and therefore may be required in the future to record another provision to write off the remaining balance of these receivables, which amounted to approximately $645,000 as of September 30, 2021.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 relates only to our continuing operations.

Consolidated Results

The net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2021 was $1,363,960 ($0.09 per share on a fully diluted basis), as compared to net income from continuing operations of $1,812,156 ($0.12 per share on a fully diluted basis) for 2020.

Revenue for 2021 decreased to $16,413,146 from $17,666,257 in 2020, reflecting a significant decline in manufacturing segment revenue and to a lesser extent, a drop in revenue for the services segment. These declines were partially offset by increases in revenue generated by our bulk and retail segments. Gross profit for 2021 was $5,690,599 (35% of total revenue) as compared to $6,215,636 (35% of total revenue) for 2020. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis decreased to $4,359,040 for 2021 as compared to $4,810,016 for 2020.

Other income, net, decreased to $152,168 for 2021 as compared to $245,492 for 2020 due to an unrealized loss of ($54,000) recorded for the valuation of the put/call options arising from the acquisition of a majority interest in PERC, as compared to an unrealized gain recorded on these options of $39,000 in 2020.

The COVID-19 pandemic had a material adverse impact on our consolidated results of operations for the three months ended September 30, 2021, and we believe the COVID-19 pandemic will continue to adversely impact our results of operations in future periods. See further discussion herein and at “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies – COVID-19.”

Results by Segment

Retail Segment:

The retail segment incurred a loss from operations of ($565,838) for 2021 as compared to a loss from operations of ($961,634) for 2020.

Revenue generated by our retail water operations increased to $5,247,042 in 2021 from $4,993,069 in 2020 due to a 1% increase in the volume of water sold. The sales volumes for both 2021 and 2020 are significantly below the historical volumes for the retail segment prior to 2020 due to the continuing cessation of tourism on Grand Cayman resulting from border restrictions initiated in March 2020 in response to the COVID-19 pandemic.

Retail segment gross profit increased to $2,501,246 (48% of retail revenue) for 2021 from $2,406,168 (48% of retail revenue) for 2020 as a result of the slight revenue increase.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses decreased to $3,067,696 for 2021 as compared to $3,367,802 for 2020 due to reduced employee costs.

Bulk Segment:

The bulk segment contributed $1,926,328 and $1,278,096 to our income from operations for 2021 and 2020, respectively.

Bulk segment revenue was $6,868,134 and $6,061,475 for 2021 and 2020, respectively. The increase in bulk segment revenue is attributable to an increase in energy costs for CW-Bahamas, which increased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $2,239,748 (33% of bulk revenue) and $1,660,758 (27% of bulk revenue) for 2021 and 2020, respectively. Gross profit in dollars and as a percentage of revenue increased in 2021 as compared to 2020 principally due to the revenue increase and a decrease in depreciation expense for assets that became fully depreciated during the second quarter of 2021 but continue to be used in operations.

Bulk segment G&A expenses remained relatively consistent at $313,420 for 2021 as compared to $382,662 for 2020.

Services Segment:

The services segment income from operations was $41,614 and $108,850 for 2021 and 2020, respectively.

Services segment revenue decreased to $3,210,584 for 2021 from $3,351,935 for 2020 due to a decline in plant construction revenue of approximately $525,000. An increase of approximately $385,000 in revenue from operating and maintenance contracts attributable to new contracts served to partially offset the decline in plant construction revenue.

Gross profit for the services segment was $800,154 (25% of services revenue) in 2021 as compared to $838,663 (25% of services revenue) for 2020.

G&A expenses for the services segment remained consistent at $758,540 for 2021 as compared to $728,829 for 2020.

Manufacturing Segment:

The manufacturing segment incurred a loss from operations of ($69,933) for 2021 as compared to generating income from operations of $979,324 in 2020. Manufacturing revenue was $1,087,386 and $3,259,778 for 2021 and 2020, respectively. Manufacturing revenue decreased from 2020 to 2021 due to the loss of orders from Aerex’s former largest customer, and to date we have not been successful in replacing this lost revenue. Manufacturing revenue under certain contracts has been deferred due to significant product delivery delays requested by customers as well as continuing delayed shipments of raw materials and supplies to Aerex.

Manufacturing gross profit was $149,451 (14% of manufacturing revenue) and $1,310,047 (40% of manufacturing revenue) for 2021 and 2020, respectively. The decrease in manufacturing gross profit in dollars reflects the decrease in revenue. Gross profit as a percentage of revenue declined due to the greater impact of fixed factory overhead on this measure resulting from the revenue decrease, as we have elected to continue the employment of all of our manufacturing personnel in 2021 despite the decrease in production activity.

G&A expenses for the manufacturing segment decreased to $219,384 for 2021 as compared to $330,723 for 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

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

Our net loss from discontinued operations of ($1,542,540) for 2021 consists of the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract and a provision of $650,897 for potentially uncollectible value added tax refunds that are reimbursable/receivable from the Mexican federal government. We believe we are entitled to be repaid for these value added taxes and have engaged a firm to assist us in collecting these amounts from the Mexican government. However, we ultimately may not be able to obtain such payment from the Mexican government and therefore may be required in the future to record another provision to write off the remaining balance of these receivables, which amounted to approximately $645,000 as of September 30, 2021.

Through the date the APP Contract was cancelled, NSC had paid approximately $3.0 million to acquire rights of way for the aqueduct to be constructed for the Project to deliver water to the Mexico public water system. As a result of the cancellation of the APP Contract, we recorded an impairment loss of approximately ($3.0 million) for the three months ended June 30, 2020 for these rights of way. Our net loss from discontinued operations of ($4,448,798) for 2020 consists of this impairment loss and the development expenses incurred for the Project.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 relates only to our continuing operations.

Consolidated Results

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2021 was $1,152,256 ($0.07 per share on a fully diluted basis), as compared to net income from continuing operations of $7,644,398 ($0.50 per share on a fully diluted basis) for 2020.

Revenue for 2021 decreased to $50,217,987 from $57,479,225 in 2020, as the retail and manufacturing segments experienced significant revenue declines, which were not fully offset by revenue increases in the bulk and services segments. Gross profit for 2021 was $17,881,962 (36% of total revenue) as compared to $21,959,100 (38% of total revenue) for 2020. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

G&A expenses on a consolidated basis remained relatively consistent at $13,847,830 for 2021 as compared to $14,062,938 for 2020.

Other income, net, increased to $699,890 for 2021 as compared to $533,710 for 2020 due to an unrealized gain of $108,000 recorded in 2021 for the valuation of the put/call options arising from the acquisition of PERC, as compared to an unrealized loss recorded on these options of ($42,000) in 2020.

The COVID-19 pandemic had a material adverse impact on our consolidated results of operations for the nine months ended September 30, 2021, and we believe the COVID-19 pandemic will continue to adversely impact our results of operations in future periods. See further discussion herein and at “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies – COVID-19.”

Results by Segment

Retail Segment:

The retail segment incurred a loss from operations of ($1,605,769) for 2021 as compared to a loss from operations of ($134,644) for 2020.

Revenue generated by our retail water operations decreased to $16,633,137 in 2021 from $18,216,797 in 2020 due to a 9% decrease in the volume of water sold. This sales volume decrease is due to the continuing cessation of tourism on Grand Cayman resulting from border restrictions initiated in March 2020 in response to the COVID-19 pandemic.

Retail segment gross profit decreased to $8,397,438 (50% of retail revenue) for 2021 from $9,873,779 (54% of retail revenue) for 2020. This decrease in gross profit dollars is attributable to the revenue decline. The revenue decline also resulted in lower gross profit as a percentage of revenue for 2021 due to the resulting greater relative impact of fixed production and distribution costs.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses decreased to $9,757,179 for 2021 as compared to $10,008,423 for 2020.

Bulk Segment:

The bulk segment contributed $5,662,463 and $4,525,942 to our income from operations for 2021 and 2020, respectively.

Bulk segment revenue was $19,826,075 and $18,368,156 for 2021 and 2020, respectively. The increase in bulk segment revenue is attributable to an increase of 3% in the volume of water sold by CW-Bahamas and an increase in energy costs for CW-Bahamas, which increased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $6,655,742 (34% of bulk revenue) and $5,461,550 (30% of bulk revenue) for 2021 and 2020, respectively. Gross profit in dollars and as a percentage of revenue increased in 2021 as compared to 2020 principally due to the increase in revenue and a decrease of approximately $476,000 in non-energy operating expenses.

Bulk segment G&A expenses remained relatively consistent at $994,779 for 2021 as compared to $935,808 for 2020.

Services Segment:

The services segment income from operations was $351,324 and $415,375 for 2021 and 2020, respectively.

Services segment revenue increased to $10,514,669 for 2021 from $9,942,748 for 2020 due to an increase of approximately $2.7 million in revenue from operating and maintenance contracts attributable to new contracts, which served to more than offset a decline in plant construction revenue of approximately $2.1 million.

Gross profit for the services segment was $2,503,902 (24% of services revenue) in 2021 as compared to $2,524,443 (25% of services revenue) for 2020. The slight decrease in gross profit as a percentage of revenue reflects a shift in the contract mix.

G&A expenses for the services segment remained consistent at $2,152,145 for 2021 as compared to $2,112,869 for 2020.

Manufacturing Segment:

The manufacturing segment incurred a loss from operations of ($3,518,847) for 2021 as compared to generating income from operations of $3,093,490 in 2020. The loss incurred for 2021 results from decreased revenue and an impairment loss, as discussed in paragraphs that follow.

Approximately 84% and 80% of our manufacturing segment revenue, and 86% and 89% of our manufacturing segment gross profit, for the nine months ended September 30, 2020 and the year ended December 31, 2020, respectively, were generated from sales to one customer. While Aerex sells various products to this customer, Aerex’s revenue from this customer has historically been derived from one specialized product. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases of the specialized product from Aerex following 2020 for a period of approximately one year. This customer informed Aerex at that time that it presently expected to recommence its purchases from Aerex beginning with the first quarter of 2022. In late July 2021, this former major customer communicated to Aerex that it expected to recommence its purchases of the specialized product from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to both the amounts it had purchased from Aerex in 2020 and prior years and the amounts we had anticipated the customer would purchase. Our efforts to replace the revenue previously generated from this customer with revenue from existing and new customers have been adversely impacted by the continuing negative economic impacts of the COVID-19 pandemic, which have increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials and, we believe, also adversely affected the overall financial condition of Aerex’s current and prospective customer base. Accordingly, in light of this new information from Aerex’s former major customer, and present weak economic conditions that we believe will continue into 2022, we tested the carrying value of our manufacturing reporting unit for possible impairment as of June 30, 2021. Based upon this testing, we determined that the carrying value of our manufacturing reporting unit exceeded its fair value by $2.9 million, and we recorded an impairment loss to reduce our manufacturing reporting unit’s goodwill by this amount for the three months ended June 30, 2021.

Manufacturing revenue was $3,244,106 and $10,951,524 for 2021 and 2020, respectively. Manufacturing revenue decreased from 2020 to 2021 due to the loss of orders from Aerex’s former largest customer, and to date we have not been successful in replacing this lost revenue. Manufacturing revenue under certain contracts has been deferred due to significant product delivery delays requested by customers as well as continuing delayed shipments of raw materials and supplies to Aerex.

Manufacturing gross profit was $324,880 (10% of manufacturing revenue) and $4,099,328 (37% of manufacturing revenue) for 2021 and 2020, respectively. The decrease in manufacturing gross profit in dollars reflects the decrease in revenue. Gross profit as a percentage of revenue declined due to the greater impact of fixed factory overhead on this measure resulting from the revenue decrease, as we elected to continue the employment of all of our manufacturing personnel during 2021 despite the decrease in production activity.

G&A expenses for the manufacturing segment remaining relatively consistent at $943,727 for 2021 as compared to $1,005,838 for 2020.

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as of September 30, 2021 as compared to December 31, 2020 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable increased by approximately $4.9 million. This net increase reflects an increase in CW-Bahamas’ accounts receivable of approximately $4.7 million – see discussion at “CW-Bahamas Liquidity.”

Current inventory decreased by approximately $668,000 primarily due to a decline in orders for Aerex.

Prepaid expenses and other current assets increased by approximately $889,000 due to annual insurance premiums that were paid in June 2021.

Property, plant and equipment, net decreased by approximately $4.0 million due to scheduled depreciation of fixed assets.

Operating lease right-of-use assets increased by approximately $1.4 million, with a related increase in operating lease liabilities of approximately $1.4 million, primarily due to a new office lease for Aquilex that began in March 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the balance of 2021 include capital expenditures for our existing operations of approximately $1.9 million (which includes $855,000 for the replacement of the 26-year old West Bay seawater desalination plant in Grand Cayman) and approximately $1.3 million for dividends payable. Our liquidity requirements may also include future quarterly dividends if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.5 million for the nine months ended September 30, 2021 and approximately $5.1 million for the year ended December 31, 2020.

As of September 30, 2021, we had cash and cash equivalents of $40.4 million and working capital of $69.3 million. With the possible exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $21.4 million as of September 30, 2021 and $16.8 million as of December 31, 2020. Approximately 78% of the September 30, 2021 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary. As of October 31, 2021, CW-Bahamas’ accounts receivable from the WSC totaled approximately $21.3 million.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of September 30, 2021, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC. The Bahamas government and the WSC continue to make intermittent payments on these accounts receivable, and such payments totaled approximately $18.0 million for the period from January 1, 2021 through October 31, 2021.

We believe the delays we have experienced in collecting CW-Bahamas’ receivables have been extended by the severe adverse impact of the COVID-19 pandemic on The Bahamas government’s revenue sources. Presently, Moody’s Investors Service and Standard & Poor’s have assigned a credit rating to The Bahamas of Ba3 and B+, respectively. Based upon our discussions and collection history with The Bahamas government, we believe that our accounts receivable from the WSC are fully collectible.

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

Discussion of Cash Flows for the Nine Months Ended September 30, 2021

Our cash and cash equivalents decreased to $40,397,593 as of September 30, 2021 from $43,794,150 as of December 31, 2020.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $4,464,672. This net cash reflects the net loss incurred for the nine months ended September 30, 2021 of ($390,284) as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $5,338,581, an impairment loss for Aerex goodwill of $2,900,000, $650,897 provision for partially uncollected value added taxes, an increase in accounts receivable of $4,921,874 (principally attributable to CW-Bahamas) and an increase in prepaid expenses and other current assets of $859,396.

Cash Flows from Investing Activities

Net cash used by our investing activities was $3,427,710. Cash used was primarily to purchase a certificate of deposit of $2.5 million and for additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used by our financing activities was $4,551,323, almost all of which related to the payment of dividends.

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

Cayman Water

As preventative measures to combat the possible spread of COVID-19, the Cabinet of the Cayman Islands (“the Cabinet”) closed all Cayman Islands sea ports to international passenger arrivals effective March 13, 2020; and closed all Cayman Islands airports to international passenger arrivals effective March 22, 2020. Effective March 28, 2020, the Cabinet and Cayman Islands law enforcement enacted various ‘stay-at-home’ regulations and curfews, which closed all businesses not deemed essential by the government and required citizens to stay at home unless they were purchasing necessities or engaged in an essential errand. In May 2020, the Cabinet started the phased relaxation of the shelter-in-place regulations and on October 1, 2020, the Cayman Islands reopened its borders for residents or individuals who own property in the Cayman Islands that provide evidence of a negative COVID-19 test performed within three days prior to arrival in the Cayman Islands and agree to remain in quarantine for 14 days after arrival. In July 2021, this quarantine period was reduced to five days for fully vaccinated travelers who can provide proof of vaccination from Cayman Islands government approved sources. Recently, the Cayman Islands’ government announced that the country’s borders would be reopened on November 20, 2021. After this date, according to government sources, vaccinated visitors will be allowed into the country without the need to quarantine. However, with the recent COVID-19 outbreaks and the increasing infection rate, the Center for Disease Control and Prevention placed the Cayman Islands on its high-risk list. Consequently, it is unclear as to when the reopening of the borders will translate into increased tourism to the Cayman Islands.

As a result of these measures taken by the Cayman Islands government, tourism in the Cayman Islands has temporarily ceased. The preventative measures taken by the Cayman Islands government in response to the COVID-19 pandemic commenced in the latter half of March 2020. Consequently, our retail sales volume for the year ended December 31, 2020 declined by approximately 13% from the year ended December 31, 2019 and our retail sales volume for the nine months ended September 30, 2021 declined 8.5% from our retail sales volume for the nine months ended September 30, 2020. We expect that our retail segment revenue and cash flows will continue to be materially adversely impacted until such time as tourism and the economy in the Cayman Islands fully recover from the impact and effects of the COVID-19 pandemic.

Cayman Water’s operations have been designated as essential services by the Cayman Islands government. Presently, the day-to-day operations of Cayman Water’s water production facilities and distribution network have not been materially impeded by the COVID-19 pandemic – we continue to produce and supply water to meet the demand for water in our retail license area. We believe Cayman Water has adequate spare parts and supplies in stock to continue normal operations. However, Cayman Water’s operations could be adversely affected should a significant number of its operations personnel be required to miss work due to illness or a requirement to quarantine.

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

The amount of water provided by OC-Cayman to the WAC for the year ended December 31, 2020 was approximately 1% less than that provided for the year ended December 31, 2019 and the nine months ended September 30, 2021 was also approximately 1.0% less than the nine months ended September 30, 2020. We cannot presently determine to what extent OC-Cayman’s future revenue will be impacted by the COVID-19 pandemic.

OC-Cayman’s operations have been designated as essential services by the Cayman Islands government. Presently, OC-Cayman’s day-to-day operations have not been materially impeded by the COVID-19 pandemic – we continue to produce and supply water to meet the requirements of our two water supply agreements with the WAC. We believe OC-Cayman has adequate spare parts and supplies in stock to continue normal operations. However, OC-Cayman’s operations could be adversely affected should a significant number of its operations personnel be required to miss work due to illness or a requirement to quarantine.

CW-Bahamas

The government of The Bahamas enacted Emergency Powers Regulations which became effective March 18, 2020 in an effort to combat the spread of COVID-19. Initially, these regulations closed all businesses not deemed essential by the government, encouraged the employees of non-essential businesses to work remotely and imposed 24-hour shelter-in-place curfew on all residents of The Bahamas other than those engaged in essential or pre-approved activities. On March 24, 2020, the government banned all international travel to The Bahamas by closing all airports and seaports. As a result of the measures taken by The Bahamas government, tourism on New Providence Island, where CW-Bahamas operates, temporarily ceased and economic activity in The Bahamas slowed dramatically. During the summer of 2020, travel restrictions were briefly lifted then reimposed. In November 2020, shelter-in-place regulations were loosened, and commercial and retail operations were permitted to open with limited capacity although working from home was still encouraged. The Emergency Powers Regulations expired on November 13, 2021 and the government then enacted new rules to prevent and manage community spread of COVID-19. Restrictions on economic activity have largely been lifted subject to businesses adhering to social distancing protocols, requiring customers to wear face masks and practicing regular sanitization. International travel to The Bahamas is permitted and individuals that wish to travel to The Bahamas must obtain a health travel visa which will be issued upon receipt of a negative COVID-19 test five days in advance of travel; the nature of the test depends on whether the individual travelling is fully vaccinated or not. Any visitor who is not fully vaccinated must submit to a mandatory COVID-19 rapid antigen test five days after arrival in The Bahamas or upon exhibiting symptoms of COVID-19 while in The Bahamas. Home port cruise ship departures from the Port of Nassau commenced in June 2021 and cruise ship arrivals into The Bahamas commenced in July 2021. Persons entering The Bahamas via cruise ship must be fully vaccinated prior to embarkation.

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

Aerex

Aerex presently has 13 plant employees. Should a number of these employees become ill or be required to enter quarantine because of COVID-19, Aerex could be required to reduce or cease its manufacturing activities, which could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

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

Approximately 76% of PERC’s revenue of $10.2 million for the nine months ended September 30, 2021 was generated in California under contracts with government entities. The State of California has publicly acknowledged on-going difficulties due to the COVID-19 pandemic, and such difficulties presently, or could in the future, extend to the various counties, municipalities and other government-related entities in California, including PERC’s customers, which could adversely impact PERC’s revenue and the collection of its accounts receivable.

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

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2021 and 2020, we generated approximately 32% and 28%, respectively, of our consolidated revenue and 44% and 39%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2021 and 2020, the Company generated approximately 33% and 32%, respectively, of its consolidated revenue and 47% and 45%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. We continue to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with our understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. We continue to pay the royalty required under the 1990 license.

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

We are presently unable to determine what impact the resolution of our retail license negotiations will have on our cash flows, financial condition or results of operations but such resolution could result in a material reduction (or the loss) of the operating income and cash flows we have historically generated from our retail operations and could require us to record an impairment loss to reduce the carrying value of our retail segment assets. Such impairment losses could have a material adverse impact on our consolidated financial condition, results of operation and cash flows.

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

Adoption of New Accounting Standards

None.

Effect of Newly Issued but not yet Effective Accounting Standards

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

Dividends

●	On February 1, 2021, we paid a dividend of $0.085 to shareholders of record on January 4, 2021.
●	On April 30, 2021, we paid a dividend of $0.085 to shareholders of record on April 1, 2021.
●	On July 30, 2021, we paid a dividend of $0.085 to shareholders of record on July 1, 2021.
●	On August 24, 2021, our Board declared a dividend of $0.085 payable on October 29, 2021 to shareholders of record on October 1, 2021.

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

Impact of Inflation

Under the terms of our Cayman Islands license and our water sales agreements in The Bahamas and the British Virgin Islands, our water rates are automatically adjusted for inflation on an annual basis. Therefore, the impact of inflation on our gross profit, measured in consistent dollars, historically has not been material. However, we have not increased our retail water rates since January 2018 (despite the inflation that has occurred since that date) due to the lack of a resolution of our negotiations with OfReg for a new retail license. This lack of a rate increase has contributed to a decline in the gross profit generated by our retail segment. Furthermore, our manufacturing segment has been adversely impacted by recent significant increases in raw material costs. Should the current inflationary trend continue, our results of operations and cash flows could be materially adversely affected.

Increases in fuel and energy costs and other items could create additional credit risks for us, as our customers’ ability to pay our invoices could be adversely affected by such increases.

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

On October 1, 2020, and following an order from a Federal Judge obtained by NSC, the Tenth Civil Judge resolved to (i) move the claim of EWG to arbitration, and (ii) suspend the corresponding ordinary mercantile procedure. EWG challenged such resolution, arguing that its notification was not lawful. The Tenth Civil Judge dismissed such challenge, and thereafter EWG filed a remedy against such dismissal. NSC appeared before the court to vigorously oppose such remedy, which has been dismissed. To date, the referral to arbitration has not occurred and, as such, the procedure is currently suspended.

Notwithstanding the resolution of the Tenth Civil Judge to move to arbitration, subparagraphs a) through d) that follow describe certain separate amparo claims, and appeal remedies arising from or relating to such ordinary mercantile claim and amparo claims, all in chronological order. Due to the current global COVID-19 pandemic, most tribunals in Mexico suspended their activities intermittently since March 2020, with certain such tribunals partially restarting on different dates and with different special rules. As such, several resolutions are pending issuance.

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

In January 2020, EWG filed a new amparo claim against the resolution of the appeal remedy previously mentioned in subparagraph a). NSC has responded to this new amparo to vigorously oppose such amparo claim of EWG and to uphold the resolution of such appeal remedy. To this date, the resolution to this amparo claim has not been made public or communicated to NSC. However, from publicly available information it may be concluded that the claim has been dismissed by the amparo court, considering that public excerpts make reference to such dismissal.  If such dismissal has occurred, no public information evidences that EWG has filed a remedy against such dismissal. As such, the revocation of the preliminary relief is not affected.

c) Amparo apparently filed by EWG against a resolution of the Tenth Civil Judge.

In August 2021, counsel to NSC and AdR became aware, from publicly available information of Mexican Federal courts, of an amparo claim filed by EWG, against the resolution of the Tenth Civil Judge dismissing the remedy filed by EWG against the October 1, 2021 resolution within the mentioned ordinary mercantile claim. NSC has filed before the corresponding amparo court a writ vigorously opposing this claim.

Within this amparo claim, the Third District Court in Tijuana granted a suspension in favor of EWG, merely for the effect of holding in place the referral to arbitration subject matter of the October 1, 2021 resolution mentioned above. Such suspension was conditioned on the posting of a guarantee in the amount of 50,000 Mexican pesos which, as of the date hereof, has not been posted. Regardless of the effects of the suspension and the lack of the posting of a guarantee, in September 2021, NSC filed an appeal remedy against its granting.

Recently, AdR was notified of this claim. However, considering that NSC has vigorously opposed it, and that AdR is a third party with interest, it is not necessary for AdR to appear before the court for this claim and submit arguments against EWG.

To date, CW-Cooperatief has not been notified of this amparo claim. Further, a final hearing on the main merits of the claim, as well as on the arguments filed by the parties has been deferred on several occasions. The next scheduled date for such hearing is December 15, 2021.

d) Appeal filed by NSC against the suspension granted in favor of EWG.

The appeal remedy mentioned in the second paragraph of item c) immediately above was admitted by the superior court on October 18, 2021 and is still pending to be resolved.

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

Furthermore, the COVID-19 pandemic is adversely impacting our customers. Such adverse impacts, should they continue for a prolonged period, could require us to reassess the expected future cash flows from our four reporting units and could require us to record impairment losses to reduce the carrying values of one or more of these reporting units due to a decline in their fair values.

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

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2021 and 2020, we generated approximately 32% and 28%, respectively, of our consolidated revenue and 44% and 39%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2021 and 2020, the Company generated approximately 33% and 32%, respectively, of its consolidated revenue and 47% and 45%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $21.4 million as of September 30, 2021 and $16.8 million as of December 31, 2020. Approximately 78% of the September 30, 2021 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary. As of October 31, 2021, CW-Bahamas’ accounts receivable from the WSC totaled approximately $21.3 million.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of September 30, 2021, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

Presently, Moody’s Investors Service and Standard & Poor’s have assigned a credit rating to The Bahamas of Ba3 and B+, respectively.

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

PERC, our principal services segment subsidiary, generates most of its revenue from contracts (“O&M contracts”) to operate and maintain water treatment and reuse facilities owned by third parties. For the three and nine months ended September 30, 2021, we generated revenue of approximately $3.0 million and $9.3 million, respectively, under these O&M contracts. PERC’s O&M contracts have terms ranging from one to five years, with varying renewal options exercisable solely at the discretion of the customer. Approximately 44% of PERC’s revenue for the nine months ended September 30, 2021 was generated under O&M contracts that expire at various dates through December 31, 2022. If we are unable to obtain extensions of these expiring O&M contracts, or are unable to replace the revenue lost from contracts that expire with revenue from new O&M contracts, our consolidated financial condition, results of operations, and cash flows could be adversely affected.

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

Approximately 81% and 84% of Aerex’s revenue, and 88% and 86% of Aerex’s gross profit, for the three and nine months ended September 30, 2020, respectively, were generated from sales to one customer. Approximately 80% of Aerex’s revenue, and 89% of Aerex’s gross profit, for the year ended December 31, 2020 were generated from sales to this customer. While Aerex sells various products to this customer, Aerex’s revenue from this customer has historically been derived primarily from one specialized product. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases of the specialized product from Aerex following 2020 for a period of approximately one year. This customer informed Aerex at that time that it expected to recommence its purchases of the specialized product from Aerex beginning with the first quarter of 2022. As a result of this anticipated loss of revenue for Aerex, we updated our projections for our manufacturing reporting unit’s future cash flows. Such projections assumed, in part, that Aerex’s major customer would recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020. Based upon these updated projections, we tested our manufacturing reporting unit’s goodwill for possible impairment as of September 30, 2020 and December 31, 2020 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. As a result of these impairment tests, we determined that the estimated fair value of our manufacturing reporting unit exceeded its carrying value by approximately 22% as of September 30, 2020 and 31% as of December 31, 2020.

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

If we determine in the future that Aerex’s future cash inflows will be less than our present expectation, we may be required to record additional impairment losses to reduce the remaining carrying values as of September 30, 2021 of our manufacturing reporting unit’s goodwill of $1,985,211 and the unamortized intangible assets balances of $871,111 recorded as a result of the acquisition of Aerex. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

Current economic conditions are adversely impacting the supply chain for our operations and could have a material adverse impact on our financial results.

As a result of the economic conditions resulting from the COVID-19 pandemic, we are experiencing issues with our supply chain for the raw materials, components, chemicals, and capital expenditures used in our operations, including rapidly increasing prices, scarcities/shortages, and longer fulfillment times for our orders to suppliers. Should these economic conditions and issues continue, our operations could be adversely affected, which could have a material adverse impact on our consolidated revenue, results of operations and cash flows, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2021, we issued 1,895 shares of preferred stock to 12 employees for cash at a price of $8.10 per share. The issuance of the preferred stock to 10 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 as amended (the “Securities Act”), because the shares were issued outside of the United States to non-U.S. persons (as defined in Regulation S). Two employees are U.S. persons and the issuance of such shares to them were exempt under Section 4(a)(2) of the Securities Act. The U.S. persons are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through the employee’s business relationship with us, to information about us.

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

Date: November 15, 2021