Form 10-K
period 2021-12-31
Consolidated Water Co. Ltd.
filed 2022-03-29
CIK 928340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ⌧       No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐       No ⌧

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 30, 2021, was $169,038,813.

As of March 24, 2022, 15,267,104 shares of the registrant’s common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement related to its 2022 Annual Shareholders’ Meeting will be subsequently filed with the Securities and Exchange Commission and are incorporated by reference into Part III of this Form 10-K.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	tourism and weather conditions in the areas we serve;
●	the impacts of the COVID-19 pandemic, particularly on our retail and manufacturing segments;
●	the economic, political and social stability of each country in which we conduct or plan to conduct business;
●	our relationships with the government entities and other customers we serve;
●	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
●	our ability to successfully enter new markets; and
●	other factors, including those “Risk Factors” set forth under Part I, Item 1A. “Risk Factors” in this Annual Report.

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

Overview

Through our subsidiaries and affiliate, we provide the following services to our customers in the Cayman Islands, The Bahamas, the United States and the British Virgin Islands:

●	Retail Water Operations. We produce potable water from seawater utilizing reverse osmosis technology and supply this water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the Cayman Islands government to provide water in two of the three most populated areas on Grand Cayman. In 2021, our retail water operations generated approximately 33% of our consolidated revenue.

●	Bulk Water Operations. We produce potable water from seawater utilizing reverse osmosis technology and supply this water to government-owned distributors in the Cayman Islands and The Bahamas. In 2021, our bulk water operations generated approximately 40% of our consolidated revenue.

●	Services Operations. We design, construct and sell water production and water treatment plants, and we manage and operate water production plants and water treatment and reuse infrastructure for third parties. We also provide water related consulting services. In 2021, our services operations generated approximately 21% of our consolidated revenue.

●	Manufacturing Operations. We manufacture and service a wide range of specialized and custom water-related products and systems applicable to commercial, municipal and industrial water production, supply and treatment. In 2021, our manufacturing operations generated approximately 6% of our consolidated revenue.

●	Affiliate Operations. We own 50% of the voting rights and 43.53% of the equity rights of Ocean Conversion (BVI) Ltd., which produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department.

As of December 31, 2021, the number of water production and water treatment plants we and our affiliate operated in each country, and the production capacities of these plants, were as follows:

Water Production Plant Location	Plants	Capacity(1)
Cayman Islands	7	9.9
Bahamas	2	14.8
British Virgin Islands	2	0.8
Total	11	25.5
(1)	In millions of gallons per day.

Water Treatment Plant Location	Plants	Capacity(1)
USA	28	52.6

(1)	In estimated millions of gallons per day.

Strategy

We are a comprehensive water solutions company that serves a variety of customers through multiple product and service offerings. Presently, we:

●	produce and sell potable water through the development and operation of water infrastructure that employs reverse osmosis technology to produce potable water from seawater;
●	develop, sell and manage water treatment and water reuse system infrastructure that meets regulatory, environmental and commercial needs and requirements;
●	fabricate/manufacture specialized and custom equipment and products employed in the production and treatment of water for municipal, commercial and industrial purposes; and
●	provide water-related management and consulting services.

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

Complementary products, services and businesses. We continue to aggressively pursue acquisitions or joint ventures that (i) complement and enhance our existing businesses; (ii) expand our product and service offerings and markets; and (iv) support our objective to be a comprehensive water solutions provider.

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

Manufacturing Segment

Aerex Industries, Inc. (“Aerex”). In 2016, we purchased, through CW-Holdings, 51% of the equity in Aerex, a U.S. company located in Fort Pierce, Florida. Aerex is an original equipment manufacturer of a wide range of specialized and custom products and systems applicable to desalination, municipal water treatment and industrial water and wastewater treatment. Aerex’s products include reverse osmosis desalination equipment, membrane separation equipment, filtration equipment, piping systems, vessels and custom fabricated components. Aerex also offers engineering, design, consulting, inspection, training and equipment maintenance services to its customers. In January 2020, we acquired the remaining 49% equity interest in Aerex.

Affiliate

Ocean Conversion (BVI) Ltd. (“OC-BVI”). We own 50% of the voting stock of OC-BVI, a British Virgin Islands company, which sells bulk water to the Government of the British Virgin Islands Water and Sewerage Department. We own an overall 43.53% equity interest in OC-BVI’s profits and certain profit-sharing rights that raise our effective interest in OC-BVI’s profits to approximately 45%. OC-BVI also pays our subsidiary, DesalCo, fees for certain engineering and administrative services. We account for our investment in OC-BVI under the equity method of accounting.

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

On June 29, 2020, the Director General of CEA and the Director General of CESPT terminated the APP Contract. As a result of the cancellation of the APP Contract, we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all Project development expenses and the impairment loss these subsidiaries incurred, have been reclassified from the services segment to discontinued operations in our consolidated financial statements.

Our Operations

For fiscal year 2021, our retail water, bulk water, services and manufacturing segments generated approximately 33%, 40%, 21% and 6%, respectively, of our consolidated revenue. For additional information about our business segments and geographical information about our operating revenue and long-lived assets, see Note 14 to our consolidated financial statements at ITEM 8 of this Annual Report.

Retail Water Operations

For fiscal years 2021 and 2020, our retail water operations accounted for approximately 33%, and 32%, respectively, of our consolidated revenue. This business produces and supplies water to end-users, including residential, commercial and government customers in the Cayman Islands.

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

Our distribution system is connected to the distribution system of the WAC. In prior years, during emergencies, we have purchased water from the WAC for brief periods of time and have also sold potable water to the WAC from our retail plants.

Our pipeline system on Grand Cayman covers the Seven Mile Beach and West Bay areas and consists of approximately 100 miles of potable water pipeline. We extend our distribution system periodically as demand warrants. We have a main pipe loop covering the Seven Mile Beach and West Bay areas. We place extensions of smaller diameter pipe off our main pipe to service new developments in our service area. This system of building branches from the main pipe keeps construction costs low and allows us to provide service to new areas in a timely manner. Developers are responsible for laying the pipeline within their developments at their own cost, but in accordance with our specifications. When a development is completed, the developer then transfers operation and maintenance of the pipeline to us.

We bill our customers on a monthly basis based on metered consumption and bills are typically collected within 30 to 45 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. In 2021 and 2020, bad debts represented less than 1% of our total annual retail sales. In addition to their past due invoice balance, customers that have had their service disconnected must pay re-connection charges.

Historically, demand on our water production and pipeline distribution has varied throughout the year. Demand depends upon various factors, most notably rainfall amounts and the number of tourists during any particular time of the year. In general, the majority of tourists come from the United States during the winter which is also the dry season in the Cayman Islands. The COVID-19 pandemic and the resulting cessation of tourism to the Cayman Islands significantly reduced demand for our water. In November 2021, the Cayman Islands government eliminated certain travel restrictions for COVID-19 vaccinated travelers that allowed tourists to enter the Cayman Islands for the first time since March 2020. We are unable at this time to determine if or when demand for our water in the Cayman Islands will return to pre-pandemic levels.

Bulk Water Operations

For fiscal years 2021 and 2020, our bulk water operations accounted for approximately 40% and 33%, respectively, of our consolidated revenue. These operations produce potable water from seawater and sell this water to government-owned utilities in the Cayman Islands and The Bahamas, which then distribute the water to end users.

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

Our agreement with the WAC for the North Sound and Red Gate plants expires in 2024. Our agreement with the WAC for the NSWW plant expires in 2026.

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

Services Operations

For fiscal years 2021 and 2020, our services operations accounted for approximately 21% and 18%, respectively, of our consolidated revenue.

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

On October 24, 2019, we acquired 51% of the common stock of PERC, a U.S. company headquartered in Fountain Valley, California, which commenced operations in 1998. In August 2020, we acquired an additional 10% of PERC, increasing our ownership of this subsidiary to 61%. PERC develops, builds, and sells wastewater and water reuse infrastructure. PERC also provides management services for wastewater and water reuse infrastructure under long term operations and maintenance contracts. PERC’s primary markets are California and the Southwest U.S., but it conducts business in other areas of the U.S.

Manufacturing Operations

For fiscal years 2021 and 2020, our manufacturing operations accounted for approximately 6% and 17%, respectively, of our consolidated revenue. Our manufacturing operations consists of Aerex, an original equipment manufacturer and service provider of a wide range of specialized and custom products applicable to desalination, municipal water treatment and industrial water and wastewater treatment. Aerex’s products include reverse osmosis desalination equipment, membrane separation equipment, filtration equipment, piping systems, vessels and custom fabricated components. Aerex’s manufacturing facility and headquarters are located in Fort Pierce, Florida and substantially all of its customers are U.S. companies.

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

PERC has improved upon the standard SBR and MBR processes and whenever possible locates its equipment in concealed areas and in aesthetically pleasing buildings that minimize foul odors.

Raw Materials and Sources of Supply

All materials, parts and supplies essential to our business operations are obtained from multiple sources and we use the latest industry technology. Prior to our acquisition of Aerex, we did not manufacture any parts or components for equipment essential to our business. Aerex has manufactured key components for some of our desalination plants and we expect Aerex to continue to do so from time to time, however, our other businesses are not dependent on Aerex.

Our access to seawater for processing into potable water is granted through our licenses and contracts with governments of the various jurisdictions in which we have our operations.

Seasonal Variations in Our Business

Demand for our water in the Cayman Islands, The Bahamas and the British Virgin Islands is affected by variations in the level of tourism and rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, global health concerns such as COVID-19, and increased costs of fuel and airfares. In the Cayman Islands, we normally sell more water during the first and second quarters of the year, when the number of tourists is greater and local rainfall is less than in the third and fourth quarters. The COVID-19 pandemic and the resulting cessation of tourism to the Cayman Islands significantly reduced demand for our water. In November 2021, the Cayman Islands government eliminated certain travel restrictions for

COVID-19 vaccinated travelers that allowed tourists to enter the Cayman Islands for the first time since March 2020. We are unable at this time to determine if or when demand for our water in the Cayman Islands will return to pre-pandemic levels. Demand in The Bahamas has not been affected to the same degree by the recent drop in tourism resulting from the COVID-19 pandemic.

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

The Cayman Islands

The Cayman Islands are a British Overseas Territory with a stable political climate since 1670, when the Treaty of Madrid ceded the Cayman Islands to England. The Queen of England appoints the Governor of the Cayman Islands to make laws with the advice and consent of the Parliament of the Cayman Islands. The Parliament of the Cayman Islands consists of 19 elected members and two members appointed by the Governor from the Civil Service. The Cabinet is responsible for day-to-day government operations. The Cabinet consists of the Premier and six other ministers who are chosen by the Premier from its 19 popularly elected members, and the two Civil Service members. The elected members choose from among themselves a leader, who is designated the Premier, and is in effect the leader of the elected government. The Governor has reserved powers and the United Kingdom retains full control over foreign affairs and defense. The Cayman Islands are a common law jurisdiction and have adopted a legal system similar to that of the United Kingdom.

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

According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in 2021 to be 69,656. According to the figures published by the Department of Tourism Statistics Information Center, in 2021 as compared to 2020, tourist air arrivals decreased by 86% to approximately 17,000 and cruise ship tourist arrivals decreased to zero.

We believe that our water sales in the Cayman Islands are more positively impacted by stay-over tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only visit the island for one day or less and do not remain on the island overnight. Our water sales in the Cayman Islands are also greatly impacted by rainfall patterns and amounts on Grand Cayman. The COVID-19 pandemic and the resulting cessation of tourism to the Cayman Islands significantly reduced demand for our water. In November 2021, the Cayman Islands government eliminated certain travel restrictions for COVID-19 vaccinated travelers that allowed tourists to enter the Cayman Islands for the first time since March 2020. We are unable at this time to determine if or when demand for our water in the Cayman Islands will return to pre-pandemic levels.

The Bahamas. The Bahamas government, through the WSC, supplies all of the piped water on the island of New Providence, Bahamas, which includes Nassau, the largest city, political capital and commercial hub of The Bahamas. We supply water to the WSC through the water supply agreements for our Blue Hills and Windsor plants, which are located in Nassau. New Providence is the most populous island in The Bahamas, with more than 70% of the country’s population. A 2010 census placed the population of New Providence at approximately 246,000; more recent estimates suggest it is approximately 275,000. According to statistics published by the Bahamas Ministry of Tourism, the number of cruise ship arrival and air arrival tourists to New Providence exceeded 2.8 million and 1.3 million, respectively, in 2019 and are estimated to have dropped by more than 70% in each case in 2020 to approximately 575,000 and 335,000, respectively. In 2021, cruise ship arrivals decreased 20% to approximately 465,000 and air arrivals increased from approximately 335,000 to approximately 650,000.

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

We are the only non-government-owned public water utility on Grand Cayman. The Cayman Islands government, through the WAC, supplies water to parts of Grand Cayman located outside of our licensed service area. Although we have no competition within our exclusive retail license service area for potable water, our ability to expand our service area is at the discretion of the Cayman Islands government. We have competed with such companies as SUEZ/ Veolia, IDE Technologies and small local contractors for bulk water supply contracts with the WAC and expect to compete with these and other companies for any new water supply contracts awarded by the WAC.

The Bahamas. We have competed with companies such as SUEZ/Veolia, IDE Technologies, and TSG for the contracts with The Bahamas government to build and operate seawater desalination plants in the past. We expect to compete with these companies and others for any future water supply contracts in The Bahamas.

British Virgin Islands. In the British Virgin Islands, SUEZ/Veolia operates seawater reverse osmosis desalination plants in West End, Tortola, and on Virgin Gorda and generally bids against OC-BVI for projects. Seven Seas Water owns and operates a 2.75 million gallon per day desalination plant in Parakeeta Bay, Tortola for the British Virgin Islands government. We expect that OC-BVI will be required to compete against SUEZ/Veolia, Seven Seas Water and other parties for any future business opportunities that may arise in the British Virgin Islands.

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

Human Capital

We are committed to a work environment that is welcoming, inclusive and encouraging. To achieve our plans and goals, it is imperative that we attract and retain top talent. In order to do so, we aim to have a safe and encouraging workplace, with opportunities for our employees to grow and develop professionally, supported by strong compensation, benefits, and other incentives. We have historically experienced low employee turnover.

As of March 24, 2022, we employed a total of 197 persons, 60 in the Cayman Islands, 116 in the United States, 19 in The Bahamas and two in The Netherlands. We also managed the five employees of OC-BVI in the British Virgin Islands. We have 14 management employees and 40 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. We have no collective bargaining agreements with our employees, and none are represented by labor unions. We consider our relationships with our employees to be good.

During the COVID-19 pandemic, we have implemented a number of significant safety measures based on current guidelines recommended by the Centers for Disease Control for employees who work at our facilities.

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

The worldwide coronavirus (COVID-19) pandemic was formally recognized by the World Health Organization on March 11, 2020. In response to this pandemic, the governments of the countries in which we operate - the Cayman Islands, The Bahamas, and the United States - implemented preventative measures to slow the spread of COVID-19, measures which have had profound adverse consequences for the economies of those countries. Tourism, a major economic driver for the Cayman Islands, temporarily ceased due to closing of the country to tourist arrivals by air and sea travel. In November 2021, the Cayman Islands government eliminated certain travel restrictions for COVID-19 vaccinated travelers that allowed tourists to enter the Cayman Islands for the first time since March 2020. Our retail water revenues continue to be significantly lower than pre-pandemic levels. Tourists arrivals to The Bahamas by air and sea declined significantly due to the pandemic and continue to be lower than pre-pandemic numbers due to the continued reluctance of people to travel internationally. Overall economic activity in the United States has also declined.

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

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2021 and 2020, we generated approximately 33% and 32%, respectively, of our consolidated revenue and 47% and 44%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $21.5 million as of December 31, 2021. Approximately 76% of this December 31, 2021 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of December 31, 2021, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

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

PERC, our principal services segment subsidiary, generates most of its revenue from contracts (“O&M contracts”) to operate and maintain water treatment and reuse facilities owned by third parties. For the year ended December 31, 2021, we generated revenue of approximately $12.4 million under these O&M contracts. PERC’s O&M contracts have terms ranging from one to five years, with varying renewal options exercisable solely at the discretion of the customer. Approximately 26% of PERC’s revenue for the year ended December 31, 2021 was generated under O&M contracts that expire at various dates through December 31, 2022. If we are unable to obtain extensions of these expiring O&M contracts, or are unable to replace the revenue lost from contracts that expire with revenue from new O&M contracts, our consolidated financial condition, results of operations, and cash flows would be adversely affected.

If the future financial performance of either Aerex or PERC falls short of our most recent financial projections for these subsidiaries, we may be required to record impairment losses to reduce the carrying values of the goodwill and intangible assets of our manufacturing and/or services reporting units.

Approximately 80% of Aerex’s revenue, and 89% of Aerex’s gross profit, for the year ended December 31, 2020 were generated from sales to one customer. While Aerex sells various products to this customer, Aerex’s revenue from this customer has historically been derived primarily from one specialized product. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases of the specialized product from Aerex following 2020 for a period of approximately one year. This customer informed Aerex at that time that it expected to recommence its purchases of the specialized product from Aerex beginning with the first quarter of 2022. As a result of this anticipated loss of revenue for Aerex, we updated our projections for our manufacturing reporting unit’s future cash flows. Such projections assumed, in part, that Aerex’s major customer would recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020. Based upon these updated projections, we tested our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. As a result of these impairment tests, we determined that the estimated fair value of our manufacturing reporting unit exceeded its carrying value by approximately 31% as of December 31, 2020.

In late July 2021, this former major customer communicated to Aerex that it expected to recommence its purchases of the specialized product from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to the amounts it had purchased from Aerex in 2020 and prior years (based upon the most recent communications from the customer such purchases may not recommence until 2023). Our updated sales estimate for this customer based on this new information was also substantially below the anticipated sales to this customer for 2022 and subsequent years that we used in the discounted cash flow projections we prepared for purposes of testing our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. Furthermore, Aerex’s efforts to replace the revenue previously generated from this customer with revenue from existing and new customers have been adversely impacted by the continuing negative economic impacts of the COVID-19 pandemic, which have increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials, and also adversely affected Aerex’s current and prospective customer base. Accordingly, in light of this new information from Aerex’s former major customer and the on-going weak economic conditions, we updated our projections of future cash flows for the manufacturing reporting unit and tested its goodwill for possible impairment as of June 30, 2021 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. Based upon this testing, we determined that the carrying value of our manufacturing reporting unit exceeded its fair value by $2.9 million, and we recorded an impairment loss to reduce our manufacturing reporting unit’s goodwill by this amount for the three months ended June 30, 2021.

The accounting estimates and assumptions we employ to estimate the fair values of our manufacturing and reporting units constitute “critical accounting estimates” for us because:

●	the nature of these estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change (for example, should interest rates rise significantly in the future we would likely be required to increase the discount rate we use under the discounted cash flow method we use to estimate the fair values of our reporting units, and such increased discount rate in and of itself could decrease the estimated fair value of our reporting units under the discounted cash flow method); and
●	the impact of the estimates and assumptions on financial condition and results of operations is material.

We believe the inherent uncertainties associated with the accounting estimates and assumptions we use for our estimates of our reporting units’ fair values have increased due to recent, less predictable economic conditions, which have resulted in increasing raw material prices, extended and unexpected delays in the procurement and delivery of our raw materials, and have also, we believe, adversely affected our customers.

Based upon our most recent estimation prepared as of December 31, 2021, the fair value of our manufacturing reporting unit exceeded its carrying value by only 15%. If we determine in the future that Aerex’s discounted future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values as of December 31, 2021 of our manufacturing reporting unit’s goodwill of $1,985,211 and its remaining unamortized intangible assets balances of $847,778 recorded as a result of the acquisition of Aerex. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

Based upon our most recent estimation prepared as of December 31, 2021, the fair value of our services reporting unit exceeded its carrying value by only 15%. If we determine in the future that PERC’s discounted future cash inflows will be less than our present expectations, we may be required to record impairment losses to reduce the carrying values as of December 31, 2021 of our services reporting unit’s goodwill of $5,320,416 and its remaining unamortized intangible assets balances of $2,553,888 recorded as a result of the acquisition of PERC. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

Current economic conditions are adversely impacting the supply chain for our operations and could have a material adverse impact on our financial results.

As a result of the economic conditions resulting from the COVID-19 pandemic and the Russian invasion of Ukraine, we are experiencing issues with our supply chain for the raw materials, components, chemicals, and capital expenditures used in our operations, including rapidly increasing prices, scarcities/shortages, and longer fulfillment times and unexpected delays for our orders to suppliers. Should these economic conditions and issues continue, our operations could be adversely affected, which could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

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

One bulk water customer, the WSC, accounted for approximately 36% of our consolidated revenue for the year ended December 31, 2021. If, for financial or other reasons, the WSC does not comply with the terms of our water supply agreements our consolidated financial condition, results of operations, and cash flows could be materially adversely affected.

Our operations are affected by tourism and are subject to seasonal fluctuations and other factors beyond our control that could affect the demand for our water.

Demand for our water in the Cayman Islands and The Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, global health concerns (such as COVID-19), and increased costs of fuel and airfare. In the Cayman Islands, we normally sell more water during the first and second quarters of the year, when the number of tourists is greater and local rainfall is less than in the third and fourth quarters. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely impact our results of operations and cash flows. The COVID-19 pandemic and the resulting cessation of tourism to the Cayman Islands through November 2021 have significantly reduced demand for our water. We are unable at this time to determine if or when demand for our water in the Cayman Islands will return to pre-pandemic levels.

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

Our feed water and/or processed water may become contaminated by natural occurrences and by inadvertent or intentional human interference, including acts of terrorism. If our feed water and/or processed water becomes contaminated, we may have to interrupt our supply of desalinated potable water until we are able to install treatment equipment or substitute the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat contaminated feed or processed water through expansion of our current treatment facilities, or development of new treatment methods. An inability by us to substitute feed water from an uncontaminated water source or to adequately treat the contaminated plant feed water or our processed water in a cost-effective manner may have an adverse effect on our consolidated financial condition, results of operations, and cash flows.

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

We are subject to various federal, state, local and foreign laws and regulations concerning human rights, including laws prohibiting discrimination, harassment, and forced or child labor, and establishing wage and hour standards. If we were to violate or become liable under human or workers’ laws, we could incur substantial costs or face other sanctions. Our potential exposure includes fines and civil or criminal sanctions or liability. The amount and timing of costs to comply with human and workers’ rights laws are difficult to predict. Additionally, the success of our business depends on earning and maintaining the trust and confidence of our customers, suppliers, stockholders and the communities in which we operate, our ability to compete for future opportunities, and our reputation among existing and potential clients and partners. Our reputation is critical to our business and could be impacted by events that may be difficult or impossible to control, and costly or impossible to remediate. For example, alleged or actual failures by us or our employees to comply with applicable human or workers’ rights laws, rules or regulations, expectations and perceptions of our employment and environmental, social and governance practices, threatened or actual litigation against us or our employees, or the public announcement and potential publicity surrounding any of these issues, even if inaccurate, satisfactorily addressed, or if no violation or wrongdoing actually occurred, could adversely impact our reputation and relationships with customers, suppliers, stockholders and the communities in which we operate, and our ability to renew or negotiate new agreements for projects. Any such failure or reputational harm could have an adverse effect on our consolidated financial condition, results of operations and cash flows.

We rely on the efforts of key employees. Our failure to retain these employees could adversely affect our results of operations.

Our success depends upon the abilities of our Executive Officers. In particular, the loss of the services of Frederick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2024. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will extend his employment agreement with us.

Our business could be adversely affected by cyber threats or other interruptions in information technology, communications networks and operations.

As part of our operations, we rely on computer systems to process transactions and communicate with our customers, suppliers and other third parties. We rely on continued and unimpeded access to secure network connections to communicate between locations and on reliable internet connections to communicate with external parties. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot be assured that all our systems and processes are free from vulnerability to evolving and increasingly sophisticated cyber-attacks, to other physical breaches or to inadvertent data disclosure by third parties or by us. A significant data security breach, including misappropriation of customer, supplier or confidential employee information, could cause us to incur significant costs, which may include potential costs of investigations, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation, remediation and litigation, substantial repair or replacement costs. We could also experience data losses that would impair our ability to manage our business operations, including accounting and project costs, manage our water and distribution systems or process transactions and have a negative impact on our reputation and loss of confidence of our customers, suppliers and others, any of which could have a material adverse impact on our consolidated financial condition, results of operations and cash flows and our business in general.

We are exposed to credit risk through our relationships with several customers.

We are subject to credit risk posed by possible defaults in payment by our bulk water customers in the Cayman Islands, The Bahamas and the British Virgin Islands. We are also subject to credit risk posed by possible defaults in payment by our customers in the United States. Adverse economic conditions affecting, or financial difficulties of, those parties could impair their ability to pay us or cause them to delay payment. We depend on these parties to pay us on a timely basis. Our outstanding accounts receivable are not covered by collateral or credit insurance. Any delay or default in payment could adversely affect our consolidated financial condition, results of operations, and cash flows.

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

Our shareholders may receive dividends out of legally available funds if, and when, they are declared by our Board of Directors. We have paid dividends in the past but may cease to do so at any time. We may incur increased operating or development expenses or capital requirements or indebtedness in the future that may restrict our ability to pay dividends. We may also be restricted from paying dividends in the future due to restrictions imposed by applicable corporate laws, our consolidated financial condition, results of operations and cash flows, covenants contained in financing agreements, and other factors considered by our Board of Directors. We may not continue to pay dividends in the future or, if dividends are paid, they may not be in amounts comparable to past dividends.

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

For the year ended December 31, 2021, the average daily trading volume of our common stock was approximately 89,500 shares, a much lower trading volume than that of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to the limited volume of trading in our common stock, an investor in our stock may have difficulty selling larger volumes of our common stock in the manner, or at the price, that might be attainable if our common stock were more actively traded.

The election process for our Board of Directors may discourage or delay a change in the composition of our Board.

We have a classified Board of Directors that consists of three groups. Only one group of Directors is elected each year. The classified nature of our Board may increase the length of time necessary to change the composition of our Board, should an investor desire to do so.

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

U.S. Properties

Aerex owns its 30,000 square foot manufacturing facility located on 6.4 acres of land in Fort Pierce, Florida and has approximately 6,000 square feet of office space in downtown Fort Pierce under a lease that expires on June 30, 2023.

Our Aquilex warehouse consists of 4,100 square feet located in Sunrise, Florida that has been leased through September 2025. Our Aquilex office consists of 6,500 square feet located in Coral Springs, Florida that has been leased through March 2026.

PERC sub-leases approximately 4,100 square feet of office space in Fountain Valley, California that serves as its corporate headquarters. This sub-lease expired in August 2021 and is currently on a month-to-month basis.

Mexico Properties

NSC and AdR own 20.1 hectares and 0.18 hectares of land, respectively, in Rosarito Beach, Baja California, Mexico.

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

On October 16, 2018, NSC was served with the ordinary mercantile claim. On November 7, 2018, NSC filed a legal response to the claim, vigorously opposing the claims made by EWG. In addition to such legal response, NSC filed (i) a request to submit the claim to arbitration, based on certain provisions of the by-laws of NSC, (ii) an appeal remedy against the preliminary relief (which was resolved in December 2019, and ordered the revocation of the order of the Tenth Civil Judge granting EWG the preliminary relief), and (iii) a request for the setting of a guarantee to release the preliminary relief granted in favor of EWG.

On October 1, 2020 and following an order from a Federal Judge obtained by NSC, the Tenth Civil Judge resolved to (i) move the claim of EWG to arbitration, and (ii) suspend the corresponding ordinary mercantile procedure. EWG challenged such resolution, arguing that its notification was not lawful. The Tenth Civil Judge dismissed such challenge, and thereafter EWG filed a remedy against such dismissal. NSC appeared before the court to vigorously oppose such remedy, which has been dismissed. To date, the referral to arbitration has not occurred and, as such, the procedure is currently suspended.

Notwithstanding the resolution of the Tenth Civil Judge to move to arbitration, subparagraphs a) and b) that follow describe certain separate amparo claims, and appeal remedies arising from or relating to such ordinary mercantile claim and amparo claims, all in chronological order. Due to the global COVID-19 pandemic, most tribunals in Mexico suspended their activities intermittently since March 2020, with certain such tribunals partially restarting on different dates and with different special rules. As such, several resolutions are pending issuance.

a) Amparo filed by EWG against a resolution of the Tenth Civil Judge.

In July 2021, EWG filed an amparo claim against the resolution of the Tenth Civil Judge dismissing the remedy filed by EWG against the October 1, 2020 resolution within the mentioned ordinary mercantile claim. NSC has filed before the corresponding amparo court a writ vigorously opposing this claim. Considering the foregoing, and that AdR was only named as a third party with interest, it is unnecessary for it to submit arguments against EWG in this claim. Further, CW-Cooperatief has not been notified of this amparo claim.

Within this amparo claim, the Third District Court in Tijuana granted a suspension in favor of EWG, merely for the effect of holding in place the referral to arbitration subject matter of the October 1, 2020 resolution mentioned above. Such suspension was conditioned on the posting of a guarantee in the amount of 50,000 Mexican pesos, which has not been posted. Regardless of the effects of the suspension and the lack of the posting of a guarantee, NSC has filed an appeal remedy against its granting.

To date, and following a final hearing that took place in March 2022, a resolution to this claim is pending issuance.

b) Appeal filed by NSC against the suspension granted in favor of EWG.

The appeal remedy mentioned in the second paragraph of item a) immediately above was admitted by the superior court on October 18, 2021 and is still pending to be resolved.

Notwithstanding the resolution to move to arbitration mentioned previously, CW-Cooperatief has not been officially served with the ordinary mercantile claim, and AdR has not been notified that it has to appear for such trial. In any event, AdR is only a named third party called to trial in this claim, and no claims have been made by EWG against AdR.

We cannot presently determine what impact the resolution of this litigation may have on our consolidated financial condition, results of operations or cash flows.

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

On January 4, 2021, March 30, 2021 and January 3, 2022, we issued a total of 25,789 shares, 31,788 shares and 23,411 shares of our common stock, respectively, to Executive Officers under the 2008 Equity Incentive Plan. On November 22, 2021, we issued a total of 30,911 shares of our common stock to our Directors under the Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “ITEM 11. EXECUTIVE COMPENSATION.”

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

Holders

As of March 24, 2022, we had 725 holders of record of our common stock.

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

	2021	2020
First Quarter	$0.085	$0.085
Second Quarter	0.085	0.085
Third Quarter	0.085	0.085
Fourth Quarter	0.085	0.085
	$0.34	$0.34

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

Comparative Operations
2021			2020
Location	Plants	Capacity (1)	Location	Plants	Capacity (1)
Cayman Islands	7	9.9	Cayman Islands	7	9.9
Bahamas	2	14.8	Bahamas(2)	2	14.8
British Virgin Islands	2	0.8	British Virgin Islands	2	0.8
	11	25.5		11	25.5

(1) In millions of gallons per day.

(2) As of December 18, 2020, we ceased operations of our water production and supply business in South Bimini, The Bahamas.

Our water treatment and reuse facilities are conducted at 28 plants in the United States. The following table sets forth the comparative combined estimated production capacity of our services segment as of December 31 of each year.

Comparative Operations
2021			2020
Location	Plants	Capacity (1)	Location	Plants	Capacity (1)
USA	28	52.6	USA	27	45.0

(1) In estimated millions of gallons per day.

Cayman Islands

We have been operating our business on Grand Cayman since 1973 and have been using reverse osmosis technology to convert seawater to potable water since 1989. The Cayman Islands have a limited natural supply of fresh water. We have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to the Seven Mile Beach and West Bay areas of Grand Cayman. This license expired in January 2018 but as discussed in the following paragraph we continue to provide water under the terms of this license. Our Grand Cayman operations consist of four company-owned seawater reverse osmosis desalination plants which provide water to approximately 7,450 retail residential and commercial connections within a government licensed area and three government-owned seawater reverse osmosis plants which supply bulk water to the WAC. Our pipeline system on Grand Cayman Island covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 100 miles of potable water pipe.

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

The Bahamas

CW-Bahamas produces potable water from two seawater reverse osmosis desalination plants. The Windsor plant and the Blue Hills plant are located in Nassau, New Providence and have a total installed capacity of 14.8 million gallons per day. CW-Bahamas supplies water from these plants to the Water and Sewerage Corporation of The Bahamas (“WSC”) under long-term supply agreements. During 2021, we supplied approximately 4.4 billion gallons (2020: 4.2 billion gallons) of water to the WSC from these plants.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable. Representatives of the Bahamas government have informed us that their delays in paying our accounts receivables did/do not reflect any type of dispute with us with respect to the amounts owed. To date, we have not been required to provide an allowance for any delinquent CW-Bahamas accounts receivable as such amounts were eventually paid in full. Based upon our experience, we believe that the present accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables. Such accounts receivable balances due from The Bahamas government amounted to $21.5 million as of December 31, 2021. See further discussion of this matter at ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - CW Bahamas Liquidity.

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

Goodwill and intangible assets

Goodwill represents the excess cost of an acquired business over the fair value of the individual assets and liabilities of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized but are tested for impairment annually or upon the identification of a triggering event. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. We evaluate the possible impairment of goodwill annually as part of our reporting process for the fourth quarter of each fiscal year. Management identifies our reporting units, which consist of our retail, bulk, services and manufacturing operations, and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit and compare these fair values to the carrying amounts of the reporting units. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recorded.

For the years ended December 31, 2021 and 2020, we estimated the fair value of our reporting units by applying the discounted cash flow method, which relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis.

We also estimated the fair value of each of our reporting units for the years ended December 31, 2021 and 2020 by applying the guideline public company method.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings we applied to each method for the years ended December 31, 2021 and 2020 were 80% to the discounted cash flow method and 20% to the guideline public company method.

The fair values we estimated for our retail, bulk, services and manufacturing reporting units exceeded their carrying amounts by 32%, 51%, 15% and 15%, respectively, as of December 31, 2021. The fair values we estimated for our retail, bulk, and services reporting units exceeded their carrying amounts by 101%, 49%, and 17%, respectively, as of December 31, 2020. The significant decline in excess of fair value over carrying value for our retail unit from 2020 to 2021 reflects new estimates for future capital expenditures for our Cayman Water operations. While the fair value we estimated for our manufacturing reporting unit exceeded its carrying value by 31% as of December 31, 2020, due to new information we obtained in 2021, we were required to record an impairment loss for our manufacturing unit’s goodwill in 2021, as discussed in paragraphs that follow.

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

Approximately 80% of Aerex’s revenue, and 89% of Aerex’s gross profit, for the year ended December 31, 2020 were generated from sales to one customer. While Aerex sells various products to this customer, Aerex’s revenue from this customer has historically been derived primarily from one specialized product. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases of the specialized product from Aerex following 2020 for a period of approximately one year. This customer informed Aerex at that time that it expected to recommence its purchases of the specialized product from Aerex beginning with the first quarter of 2022. As a result of this anticipated loss of revenue for Aerex, we updated our projections for our manufacturing reporting unit’s future cash flows. Such projections assumed, in part, that Aerex’s major customer would recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020. Based upon these updated projections, we tested our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. As a result of these impairment tests, we determined that the estimated fair value of our manufacturing reporting unit exceeded its carrying value by approximately 31% as of December 31, 2020.

In late July 2021, this former major customer communicated to Aerex that it expected to recommence its purchases of the specialized product from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to the amounts it had purchased from Aerex in 2020 and prior years (based upon the most recent communications from the customer, we now expect such purchases to recommence in late 2022 or early 2023). Our updated sales estimate for this customer based on this new information was substantially below the sales we anticipated to this customer for 2022 and subsequent years that we used in the discounted cash flow projections we prepared for purposes of testing our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. Aerex’s efforts to replace the revenue previously generated from this customer with revenue from existing and new customers have been adversely impacted by the continuing negative economic impacts of the COVID-19 pandemic, which have increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials and, we believe, also adversely affected the overall financial condition of Aerex’s current and prospective customer base. Accordingly, in light of this new information from Aerex’s former major customer, and present weak economic conditions that we believe will continue into 2022, we updated our projections of future cash flows for the manufacturing reporting unit and tested its goodwill for possible impairment as of June 30, 2021 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. Based upon this testing, we determined that the carrying value of our manufacturing reporting unit exceeded its fair value by $2.9 million, and we recorded an impairment loss to reduce our manufacturing reporting unit’s goodwill by this amount for the three months ended June 30, 2021.

We believe the inherent uncertainties associated with the accounting estimates and assumptions we use for our estimates of our reporting units’ fair values have increased due to recent, less predictable economic conditions, which have resulted in increasing raw material prices, extended and unexpected delays in the procurement and delivery of our raw materials, and have also, we believe, adversely affected our customers. Should interest rates rise significantly in the future we would likely be required to increase the discount rate we use under the discounted cash flow method we use to estimate the fair values of our reporting units, and such increased discount rate in and of itself could decrease the estimated fair value of our reporting units under the discounted cash flow method.

Based upon our most recent estimation prepared as of December 31, 2021, the fair value of our manufacturing reporting unit exceeded its carrying value by only 15%. If we determine in the future that Aerex’s discounted future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values as of December 31, 2021 of our manufacturing reporting unit’s goodwill of $1,985,211 and its remaining unamortized intangible assets balances of $847,778 recorded as a result of the acquisition of Aerex. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

Based upon our most recent estimation prepared as of December 31, 2021, the fair value of our services reporting unit exceeded its carrying value by only 15%. If we determine in the future that PERC’s discounted future cash inflows will be less than our present expectations, we may be required to record impairment losses to reduce the carrying values as of December 31, 2021 of our services reporting unit’s goodwill of $5,320,416 and its remaining unamortized intangible assets balances of $2,553,888 recorded as a result of the acquisition of PERC. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

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

On June 29, 2020, our Mexico subsidiary, AdR, received a letter from the State of Baja California (the “State”) terminating AdR’s contract with the State involving the construction and operation of a desalination plant in Rosarito California and accompanying aqueduct to deliver the water produced by this plant to the Mexican public water system. As a result of the cancellation of this contract, we recorded an impairment loss for rights of way acquired for the contract’s proposed aqueduct of approximately ($3.0 million) in 2020.

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

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

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

On June 29, 2020, AdR received a letter (the “Letter”) from the Director General of CEA and the Director General of CESPT terminating the APP Contract. The Letter requested that AdR provide an inventory of the assets that currently comprise the “Project Works” (as defined in the APP Contract) for the purpose of acknowledging and paying the non-recoverable expenses made by AdR in connection with the Project, with such reimbursement to be calculated in accordance with the terms of the APP Contract. The applicable law requires this list of non-recoverable expenses made by AdR in connection with the Project be submitted to CEA and CESPT within 20 business days from the date of receipt of the Letter. AdR initiated an amparo claim before a federal district court in Tijuana, Baja California, to challenge the provision of the applicable law requiring submittal of the list of non-recoverable expenses within the 20 business days term, as AdR considered such term to be unreasonably short due to the magnitude of the Project and the scope of supporting documentation required to be provided with respect to the non-recoverable expenses. AdR obtained an initial provisional suspension of the lapsing of such 20-day term from the court, and on August 10, 2020 the court made such suspension definitive until the completion of the amparo trial. As such, the 20-day term for filing the list of non-recoverable expenses was suspended. Therefore, on August 28, 2020, AdR submitted their list of non-recoverable expenses, including those of NSC, to CEA and CESPT which was comprised of 51,144,525 United States dollars and an additional 137,333,114 Mexican pesos. In February 2021, AdR withdrew this amparo claim, and such withdrawal was accepted by the federal district court in Tijuana. To date, AdR has not received a response from CEA or CESPT to its submission of non-recoverable expenses.

We believe CW-Cooperatief, as a Netherlands company, has certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). On April 16, 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invites Mexico to seek a resolution of this investment dispute through consultation and negotiation, but states that if the dispute cannot be resolved in this manner, CW-Cooperatief elects to refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty. On June 29, 2021, the Mexican Ministry of Economy responded to CW-Cooperatief’s letter and proposed to hold a consultation meeting. Two such meetings were held on July 9, 2021 and August 2, 2021 on a confidential basis, without a resolution of our investment dispute.

On February 9, 2022, CW-Cooperatief, filed a Request for Arbitration with the International Centre for Settlement of International Disputes requesting that the United Mexican States pay CW-Cooperatief damages in excess of US$51 million plus MXN$137 million (with the exact amount to be quantified in the proceedings), plus fees, costs and pre- and post-award interest.

CW-Cooperatief intends to pursue vigorously the relief sought in the arbitration, in addition to pursuing all other legal remedies and courses of action available under the operative contracts and applicable law with respect to their rights, damages, fees and expenses. We cannot provide any assurances that CW Cooperatief will be able to obtain the relief sought in the arbitration, and we will incur legal and other arbitration-related expenses that we expect will be material to our consolidated results of operations and cash flows.

We cannot provide any assurances that we will be able to obtain reimbursement for any expenses or investments made with respect to the Project.

As a result of the cancellation of the APP Contract, in 2020 we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all Project development expenses, the impairment loss of approximately ($3.0 million) recorded during 2020 for Project assets, and the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, have been reclassified from the services segment to discontinued operations in the accompanying consolidated financial statements. Our net losses from discontinued operations for the years ended December 31, 2021 and 2020 were ($2,574,079) and ($4,902,243), respectively. Our net loss from discontinued operations for 2021 and 2020 also consists of  provisions of $963,540 and $316,217, respectively, for potentially uncollectible value added taxes paid that are reimbursable/receivable from the Mexican federal government. We recorded the 2021 provision as a result of the Mexican government’s rejection of our most recent request for repayment of these value added taxes paid. We believe we are legally entitled to be repaid for these value added taxes and have engaged a firm to assist us in collecting the total amount of approximately $1.6 million from the Mexican government. However, we ultimately may not be able to obtain such payment from the Mexican government and therefore may be required in the future to record another provision to write off the remaining balance of these receivables, which amounted to approximately $340,910 as of December 31, 2021.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2021 was $875,579 ($0.06 per share on a fully diluted basis), as compared to $3,711,528 ($0.24 per share on a fully diluted basis) for 2020.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the year ended December 31, 2021 as compared to the year ended December 31, 2020 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2021 was $3,449,658 ($0.23 per share on a fully diluted basis), as compared to $8,613,771 ($0.56 per share on a fully diluted basis) for 2020.

Total revenue for 2021 decreased to $66,863,502 from $72,628,126 in 2020, as the manufacturing segment experienced a significant revenue decline, which was not fully offset by revenue increases in our other segments. Gross profit for 2021 was $23,507,191 (35% of total revenue) as compared to $26,768,455 (37% of total revenue) for 2020. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative expenses (“G&A expenses”) on a consolidated basis remained relatively consistent at $18,350,359 for 2021 as compared to $18,434,898 for 2020.

Other income, net, increased to $1,623,595 in 2021, as compared to $1,082,946 in 2020. This increase is primarily attributable to a gain of $818,000 in 2021 on the net put/call options associated with the acquisition of PERC as a result of the December 31, 2021 revaluation of these options. This net gain was offset by a reduction in income generated from our investment in the profit-sharing plan of OC-BVI and our equity in the earnings of OC-BVI, which in the aggregate were approximately $428,000 higher in 2020 than in 2021.

The COVID-19 pandemic had a material adverse impact on our consolidated results of operations for the years ended December 31, 2021 and 2020, and we believe the COVID-19 pandemic will continue to adversely impact our results of operations in future periods. See further discussion herein and at “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies – COVID-19.”

Results by Segment

Retail Segment:

The retail segment incurred a net loss from operations of ($2,044,094) as compared to a loss from operations of ($1,004,924) for 2020.

Revenue generated by our retail water operations decreased to $22,104,953 in 2021 from $22,952,370 in 2020. The reduction in revenue reflects a 4% decrease in the volume of water sold by Cayman Water due to the closing of Grand Cayman Island to all tourist travel in March 2020 in response to the COVID-19 pandemic.

Retail segment gross profit decreased to $11,044,016 (50% of retail revenue) for 2021 as compared to $11,871,556 (52% of retail revenue) for 2020. This decrease in gross profit dollars is attributable to the revenue decline. The revenue decline also resulted in lower gross profit as a percentage of revenue for 2021 due to the resulting greater relative impact of fixed production and distribution costs.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses decreased to $12,841,259 for 2021 as compared to $12,879,445 for 2020.

Bulk Segment:

The bulk segment contributed $7,677,362 and $6,100,134 to our income from operations for 2021 and 2020, respectively.

Bulk segment revenue was $26,800,869 and $24,312,546 for 2021 and 2020, respectively. The increase in bulk segment revenue from 2020 to 2021 is primarily attributable to an increase in energy costs for CW-Bahamas, which increased the energy pass-through component of CW-Bahamas’ rates and, to a lesser extent, a 5% increase in the volume of water sold by CW-Bahamas.

Gross profit for the bulk segment was $9,041,597 (34% of bulk segment revenue) and $7,352,983 (30% of bulk segment revenue) for 2021 and 2020, respectively. Gross profit in dollars and as a percentage of revenue increased in 2021 as compared to 2020 principally due to the increase in revenue.

Bulk segment G&A expenses remained relatively consistent at $1,365,735 for 2021 as compared to $1,260,062 for 2020.

Services Segment:

The services segment contributed $414,394 and $408,529 to our income from operations for 2021 and 2020, respectively.

Services segment revenue increased to $13,884,857 for 2021 compared to $12,937,859 for 2020 due to an increase of approximately $3.2 million from operating and maintenance contracts attributable to new contracts, which served to more than offset a decline in plant construction revenue.

The gross profit for the services segment was $3,177,614 (23% of services segment revenue) in 2021 as compared to $3,239,645 (25% of services revenue) for 2020. The slight decrease in gross profit as a percentage of revenue reflects a shift in the contract mix.

G&A expenses for the services segment remained consistent at $2,762,735 for 2021 as compared to $2,834,917 for 2020.

Manufacturing Segment:

The manufacturing segment incurred a loss of ($4,036,666) for 2021 as compared to generating an income from operations of $2,843,815 for 2020.

Approximately 80% of our manufacturing segment revenue and 89% of our manufacturing segment gross profit for 2020 were generated from sales to one customer. While Aerex sells various products to this customer, Aerex’s revenue from this customer has historically been derived from one specialized product. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases of the specialized product from Aerex following 2020 for a period of approximately one year. This customer informed Aerex at that time that it presently expected to recommence its purchases from Aerex beginning with the first quarter of 2022. In late July 2021, this former major customer communicated to Aerex that it expected to recommence its purchases of the specialized product from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to both the amounts it had purchased from Aerex in 2020 and prior years and the amounts we had anticipated the customer would purchase (based upon the most recent communications from the customer, we now expect such purchases to recommence in late 2022 or early 2023). Our efforts to replace the revenue previously generated from this customer with revenue from existing and new customers have been adversely impacted by the continuing negative economic conditions, which have increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials and, we believe, also adversely affected the overall financial condition of Aerex’s current and prospective customer base. Accordingly, in light of this new information from Aerex’s former major customer, and present weak economic conditions that we believe will continue into 2022, we tested the carrying value of our manufacturing reporting unit for possible impairment as of June 30, 2021. Based upon this testing, we determined that the carrying value of our manufacturing reporting unit exceeded its fair value by $2.9 million, and we recorded an impairment loss to reduce our manufacturing reporting unit’s goodwill by this amount for the three months ended June 30, 2021.

Manufacturing segment revenue was $4,072,823 and $12,425,351 for 2021 and 2020, respectively. Manufacturing segment revenue decreased from 2020 to 2021 due to the loss of orders from Aerex’s former largest customer, and to date we have not been successful in replacing all of this lost revenue. Manufacturing revenue under certain contracts has been deferred due to significant product delivery delays requested by customers as well as continuing delayed shipments of raw materials and supplies to Aerex.

Manufacturing segment gross profit was $243,964 (6% of manufacturing segment revenue) and $4,304,271 (35% of manufacturing segment revenue) for 2021 and 2020, respectively. The decrease in manufacturing segment gross profit in dollars reflects the decrease in revenue. Gross profit as a percentage of revenue declined due to the greater impact of fixed factory overhead on this measure resulting from the revenue decrease, as we elected to continue the employment of all of our manufacturing personnel during 2021 despite the decrease in production activity.

G&A expenses for the manufacturing segment dropped to $1,380,630 for 2021 as compared to $1,460,474 for 2020 as a result of a decrease of $115,000 in the amortization expenses resulting from the completion of the amortization period for certain intangible assets recorded in connection with the acquisition of Aerex.

As noted previously, the results of our manufacturing segment have been adversely affected by recent economic conditions which have resulted in increasing raw materials prices, extended and unexpected delays in the procurement and delivery of raw materials and, we believe, have also adversely affected its existing and prospective customer base. The current economic conditions could continue indefinitely (or further deteriorate) and therefore could continue to adversely impact the future results of our manufacturing segment.

FINANCIAL CONDITION

The significant changes in the components of our consolidated balance sheet as of December 31, 2021 as compared to December 31, 2020 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable increased by approximately $5.9 million. This net increase reflects an increase in CW-Bahamas’ accounts receivable of approximately $4.7 million from the WSC and an increase of approximately $770,000 of manufacturing accounts receivable due to timing.

Current inventory decreased by approximately $709,000 primarily due to a decline in orders for Aerex.

Property, plant and equipment, net decreased by approximately $4.7 million due to scheduled depreciation of fixed assets.

Operating lease right-of-use assets increased by approximately $1.3 million, with a related increase in operating lease liabilities of approximately $1.3 million, primarily due to a new office lease for Aquilex that began in March 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for 2022 include capital expenditures for our existing operations of approximately $9.5 million, which includes $5.6 million to be incurred in 2022 for the replacement of the 26-year old West Bay seawater desalination plant in Grand Cayman which is expected to be completed in 2023 at a total cost of $7.2 million, and approximately $1.3 million for dividends payable. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $5.8 million for the year ended December 31, 2021 and approximately $5.1 million for the year ended December 31, 2020.

As of December 31, 2021, we had cash and cash equivalents of $40.4 million and working capital of $69.2 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balance (which include accrued interest) due from the WSC amounted to $21.5 million as of December 31, 2021. Approximately 76% of the December 31, 2021 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. Our most recent such discussions occurred during the week of March 7, 2022. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of December 31, 2021, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

In February 2022, we received correspondence from the Ministry of Finance of the Government of the Bahamas that set forth a payment schedule providing for the gradual reduction over the course of 2022 of the CW-Bahamas' delinquent accounts receivable due from the WSC. Such correspondence also indicated that the Government intends to return all of CW-Bahamas’ accounts receivable from the WSC to current status.

As of February 28, 2022, CW-Bahamas’ accounts receivable from the WSC totaled $26.4 million. During the first three weeks of March 2022, we received $7.6 million in payments on these accounts receivable.

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

Discussion of Cash Flows for the Year Ended December 31, 2021

Our cash and cash equivalents decreased to $40,358,059 as of December 31, 2021 from $43,794,150 as of December 31, 2020.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $6,966,310. This net cash provided reflects net income generated for the year ended December 31, 2021 from continuing and discontinued operations of $1,508,494 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $6,921,233, an impairment loss for Aerex of $2,900,000, a $963,540 provision for potentially uncollectible value added tax receivables, and an increase in accounts receivable of $5,878,771 (principally attributable to CW-Bahamas).

Cash Flows from Investing Activities

Net cash used by our investing activities was $3,944,452. Cash used was primarily to purchase a certificate of deposit of $2,500,000 and for additions to property, plant and equipment and construction in progress of $1,490,012.

Cash Flows from Financing Activities

Net cash used by our financing activities was $5,862,031, almost all of which related to the payment of dividends.

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

Cayman Water

As preventative measures to combat the possible spread of COVID-19, the Cabinet of the Cayman Islands (“the Cabinet”) closed all of Cayman Islands’ seaports to international passenger arrivals effective March 13, 2020; and closed all Cayman Islands airports to international passenger arrivals effective March 22, 2020. Effective March 28, 2020, the Cabinet and Cayman Islands law enforcement enacted various ‘stay-at-home’ regulations and curfews, which closed all businesses not deemed essential by the government and required citizens to stay at home unless they were purchasing necessities or engaged in an essential errand. In May 2020, the Cabinet started the phased relaxation of the shelter-in-place regulations and on October 1, 2020, the Cayman Islands reopened its borders for residents or individuals who own property in the Cayman Islands that provide evidence of a negative COVID-19 test performed within three days prior to arrival in the Cayman Islands and agree to remain in quarantine for 14 days after arrival. In July 2021, this quarantine period was reduced to five days for fully vaccinated travelers who can provide proof of vaccination from Cayman Islands government approved sources.

In November 2021, the Cayman Islands began allowing vaccinated travelers to visit the islands without the need to quarantine. However, the testing requirements upon arrival on the islands, and the fact that families with unvaccinated children were still required to quarantine, continued to restrict the number of overseas visitors. Recently, the Cayman Islands began allowing children to take the vaccination status of their parents and eliminated the testing requirements upon arrival for vaccinated visitors. This easing of restrictions has positively impacted tourism to the Cayman Islands. However, tourism to the Cayman Islands continues to be well below pre-COVID-19 levels. We expect that our retail segment revenue and cash flows will continue to be materially adversely impacted until such time as tourism and the economy in the Cayman Islands fully recover from the impact and effects of the COVID-19 pandemic.

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

OC-Cayman

Although it operates on Grand Cayman - and therefore is also affected by the preventative measures enacted by government that have been discussed previously - OC-Cayman sells water on a bulk basis to the WAC, which in turn provides this water to areas of Grand Cayman that are more residential, and less tourist related, than the license area served by Cayman Water. The monthly amounts OC-Cayman charges the WAC for water supplied under its water supply agreements consist of fixed amounts that constitute most of the amounts charged, and lesser amounts that vary with the volume of water supplied. Therefore, unlike Cayman Water, OC-Cayman’s revenue is not as directly affected by tourism on Grand Cayman and, due to the structure of the underlying water supply agreements, is not as acutely sensitive to declines in water demand.

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

CW-Bahamas

The government of The Bahamas enacted Emergency Powers Regulations which became effective March 18, 2020 in an effort to combat the spread of COVID-19. Initially, these regulations closed all businesses not deemed essential by the government, encouraged the employees of non-essential businesses to work remotely and imposed 24-hour shelter-in-place curfew on all residents of The Bahamas other than those engaged in essential or pre-approved activities. On March 24, 2020, the government banned all international travel to The Bahamas by closing all airports and seaports. As a result of the measures taken by The Bahamas government, tourism on New Providence Island, where CW-Bahamas operates, temporarily ceased and economic activity in The Bahamas slowed dramatically. During the summer of 2020, travel restrictions were briefly lifted then reimposed. In November 2020, shelter-in-place regulations were loosened, and commercial and retail operations were permitted to open with limited capacity although working from home was still encouraged. The Emergency Powers Regulations expired on November 13, 2021 and the government then enacted new rules to prevent and manage community spread of COVID-19. Restrictions on economic activity have largely been lifted subject to businesses adhering to social distancing protocols, requiring customers to wear face masks and practicing regular sanitization. International travel to The Bahamas is permitted and individuals that wish to travel to The Bahamas must obtain a travel health visa which will be issued upon receipt of a negative COVID-19 test taken no more than three days prior to the date of arrival; the nature of the test depends on whether the individual travelling is fully vaccinated or not. Any visitor who is not fully vaccinated must complete a mandatory daily health questionnaire during their stay. Home port cruise ship departures from the Port of Nassau commenced in June 2021 and cruise ship arrivals into The Bahamas commenced in July 2021. Cruise ships are no longer required to disclose passenger and crew vaccination status.

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

Aerex

Aerex presently has 13 manufacturing employees. Should a number of these employees become ill or be required to enter quarantine because of COVID-19, Aerex could be required to reduce or cease its manufacturing activities, which could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

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

Approximately 76% of PERC’s revenue of $13.4 million for the year ended December 31, 2021 was generated in California under contracts with government entities. The State of California has publicly acknowledged on-going difficulties due to the COVID-19 pandemic, and such difficulties presently, or could in the future, extend to the various counties, municipalities, and other government-related entities in California, including PERC’s customers, which could adversely impact PERC’s revenue and the collection of its accounts receivable.

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

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2021 and 2020, we generated approximately 33% and 32%, respectively, of our consolidated revenue and 47% and 44%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

Dividends

●	On February 1, 2021, we paid a dividend of $0.085 to shareholders of record on January 4, 2021.
●	On April 30, 2021, we paid a dividend of $0.085 to shareholders of record on April 1, 2021.
●	On July 30, 2021, we paid a dividend of $0.085 to shareholders of record on July 1, 2021.
●	On October 29, 2021, we paid a dividend of $0.085 to shareholders of record on October 1, 2021.
●	On January 31, 2022, we paid a dividend of $0.085 to shareholders of record on January 3, 2022.
●	On February 22, 2022, our Board declared a dividend of $0.085 payable on April 29, 2022 to shareholders of record on April 1, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Consolidated Water Co. Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Goodwill for All Reporting Units

At December 31, 2021, the Company’s goodwill balance was $10,425,013. As discussed in Note 2 to the consolidated financial statements, the Company evaluates the possible impairment of goodwill at least annually, or upon a triggering event, for each of its four reporting units – retail, bulk, services, and manufacturing.

The Company estimated the fair value of their reporting units by applying the discounted cash flow method, which relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. The seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis.

The Company also estimated the fair value of each reporting units by applying the guideline public company method.

The Company weighted the fair values estimated for each reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The weighted approach applied 80% to the discounted cash flow method and 20% to the guideline public company method.

Management identified a triggering event, which required an evaluation of the fair value of goodwill recorded in the manufacturing reporting unit as of June 30, 2021. The fair value of the manufacturing reporting unit did not exceed its carrying value as of this measurement date and, therefore, an impairment expense of $2,900,000 was recognized as of June 30, 2021. The Company also evaluated the fair value of goodwill recorded for all four reporting units as of December 31, 2021 noting that the fair value of the reporting units exceeded its carrying value as of this measurement date and, therefore, no additional impairment was recognized.

Management’s goodwill impairment assessments for the separate reporting units involves subjective management assumptions. These assumptions are forward-looking and are affected by shifts in the evolving market landscape. Changes in these assumptions can have a material effect on the determination of the fair value of each reporting unit. The most subjective and significant assumptions used in the valuing each reporting unit are the estimated discount rates, selection of guideline companies, and future operating projections. Given the significant judgments made by management to estimate the fair value of each reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the projections of future operating results required a high degree of auditor judgment and an increased extent of effort.

Our audit procedures to test management’s goodwill impairment evaluations included the following, among others:

●	We utilized our internal valuation specialists to assess the valuation methodologies and significant assumptions discussed above. This includes assessing the discount rates and guideline public companies.

●	We evaluated the reasonableness of management’s revenue and operating projections for all reporting units by comparing the projections to the Company’s historical operating results, reviewing internal communications between management and prospective customers, and comparing to underlying source documents (if available) such as customer contracts included within the Company's backlogs.

●	We recalculated and tested the estimated fair values of the Company’s reporting units.

●	We assessed management's sensitivity analysis regarding the significant assumptions used in the valuation.

●	We reviewed the results of our audit procedures performed throughout the course of the engagement and compared our results to the goodwill impairment analysis to verify that there is no contradictory evidence that would result in a change to the overall assumptions or conclusions reached by management.

/s/ Marcum LLP

We have served as the Company’s auditor since 2005.

West Palm Beach, Florida
March 29, 2022

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$40,358,059	$43,794,150
Certificate of deposit	2,500,000	—
Accounts receivable, net	27,349,307	21,483,976
Inventory	2,504,832	3,214,178
Prepaid expenses and other current assets	2,558,822	2,412,282
Contract assets	489,961	516,521
Current assets of discontinued operations	1,173,741	1,511,099
Total current assets	76,934,722	72,932,206
Property, plant and equipment, net	52,946,539	57,687,984
Construction in progress	710,863	440,384
Inventory, noncurrent	4,733,010	4,506,842
Investment in OC-BVI	1,715,905	2,092,146
Goodwill	10,425,013	13,325,013
Intangible assets, net	3,401,666	4,148,333
Operating lease right-of-use assets	2,681,137	1,329,561
Net asset arising from put/call options	128,000	—
Other assets	2,204,013	1,926,594
Long-term assets of discontinued operations	21,146,186	21,166,489
Total assets	$177,027,054	$179,555,552

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,831,925	$2,740,191
Accounts payable - related parties	163,947	200,558
Accrued compensation	1,435,542	1,434,106
Dividends payable	1,320,572	1,300,022
Current maturities of operating leases	592,336	455,788
Current portion of long-term debt	62,489	42,211
Contract liabilities	513,878	461,870
Deferred revenue	583,646	115,936
Current liabilities of discontinued operations	182,322	188,434
Total current liabilities	7,686,657	6,939,116
Long-term debt, noncurrent	152,038	126,338
Deferred tax liabilities	1,236,723	1,440,809
Noncurrent operating leases	2,137,394	982,076
Net liability arising from put/call options	—	690,000
Other liabilities	141,000	362,165
Long-term liabilities of discontinued operations	7,819	2,499
Total liabilities	11,361,631	10,543,003
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 28,635 and 31,068 shares, respectively	17,181	18,641
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,243,693 and 15,143,683 shares, respectively	9,146,216	9,086,210
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	87,812,432	86,893,486
Retained earnings	60,603,056	64,910,709
Total Consolidated Water Co. Ltd. stockholders' equity	157,578,885	160,909,046
Non-controlling interests	8,086,538	8,103,503
Total equity	165,665,423	169,012,549
Total liabilities and equity	$177,027,054	$179,555,552

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020
Revenue	$66,863,502	$72,628,126
Cost of revenue (including purchases from related parties of $437,857 in 2021 and $1,349,331 in 2020)	43,356,311	45,859,671
Gross profit	23,507,191	26,768,455
General and administrative expenses (including purchases from related parties of $77,190 in 2021 and $0 in 2020)	18,350,359	18,434,898
Gain (loss) on asset dispositions and impairments, net	(3,145,836)	13,997
Income from operations	2,010,996	8,347,554

Other income (expense):
Interest income	684,809	540,096
Interest expense	(10,248)	(9,669)
Profit-sharing income from OC-BVI	22,275	135,675
Equity in the earnings of OC-BVI	55,984	371,019
Net unrealized gain (loss) on put/call options	818,000	(26,000)
Other	52,775	71,825
Other income, net	1,623,595	1,082,946
Income before income taxes	3,634,591	9,430,500
Provision (benefit) for income taxes	(447,982)	86,724
Net income from continuing operations	4,082,573	9,343,776
Income from continuing operations attributable to non-controlling interests	632,915	730,005
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	3,449,658	8,613,771
Total loss from discontinued operations	(2,574,079)	(4,902,243)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$875,579	$3,711,528

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.23	$0.56
Discontinued operations	(0.17)	(0.32)
Basic earnings per share	$0.06	$0.24

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.23	$0.56
Discontinued operations	(0.17)	(0.32)
Diluted earnings per share	$0.06	$0.24

Dividends declared per common and redeemable preferred shares	$0.34	$0.34

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,213,816	15,119,305
Diluted earnings per share	15,310,145	15,223,955

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Redeemable				Additional			Total
	preferred stock		Common stock		paid-in	Retained	Non-controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2019	33,751	$20,251	15,049,608	$9,029,765	$88,356,509	$66,352,733	$14,193,616	$177,952,874
Issuance of share capital	6,123	3,674	84,610	50,766	(54,440)	—	—	—
Conversion of preferred stock	(9,465)	(5,679)	9,465	5,679	—	—	—	—
Buyback of preferred stock	(176)	(105)	—	—	(1,623)	—	—	(1,728)
Net income	—	—	—	—	—	3,711,528	730,005	4,441,533
Exercise of options	835	500	—	—	9,661	—	—	10,161
Dividends declared	—	—	—	—	—	(5,153,552)	—	(5,153,552)
Acquisitions of non-controlling interests	—	—	—	—	(2,579,882)	—	(6,820,118)	(9,400,000)
Stock-based compensation	—	—	—	—	1,163,261	—	—	1,163,261
Balance as of December 31, 2020	31,068	18,641	15,143,683	9,086,210	86,893,486	64,910,709	8,103,503	169,012,549
Issuance of share capital	8,632	5,179	88,488	53,093	(58,272)	—	—	—
Conversion of preferred stock	(11,522)	(6,913)	11,522	6,913	—	—	—	—
Buyback of preferred stock	(1,649)	(989)	—	—	(15,810)	—	—	(16,799)
Net income	—	—	—	—	—	875,579	632,915	1,508,494
Exercise of options	2,106	1,263	—	—	15,796	—	—	17,059
Dividends declared	—	—	—	—	—	(5,183,232)	(649,880)	(5,833,112)
Stock-based compensation	—	—	—	—	977,232	—	—	977,232
Balance as of December 31, 2021	28,635	$17,181	15,243,693	$9,146,216	$87,812,432	$60,603,056	$8,086,538	$165,665,423

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net income attributable to Consolidated Water Co. Ltd. stockholders	$875,579	$3,711,528
Income from continuing operations attributable to non-controlling interests	632,915	730,005
Net income	1,508,494	4,441,533
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss for Mexico assets - discontinued operations	963,540	3,351,842
Depreciation and amortization - discontinued operations	4,545	4,545
Foreign currency transaction adjustment - discontinued operations	53,039	3,528
Loss from discontinued operations	1,552,955	1,542,328
Depreciation and amortization	6,921,233	7,406,509
Deferred income tax benefit	(204,086)	(221,829)
Provision for doubtful accounts	—	129,107
Unrealized (gain) loss on net put/call option	(818,000)	26,000
Compensation expense relating to stock and stock option grants	977,232	1,163,261
Loss (gain) on asset dispositions and impairments, net	245,836	(13,997)
Profit-sharing and equity in earnings of OC-BVI	(78,259)	(506,694)
Distribution of earnings from OC-BVI	454,500	318,150
Impairment of goodwill	2,900,000	—

Change in:
Accounts receivable and contract assets	(5,878,771)	2,541,096
Inventory	293,254	(102,551)
Prepaid expenses and other assets	(711,615)	(629,734)
Accounts payable (including related parties), accrued expenses and other current liabilities, and contract liabilities	(112,598)	(480,456)
Operating lease liabilities	48,593	—
Deferred revenue	467,710	(1,700)
Net cash provided by operating activities - continuing operations	8,587,602	18,970,938
Net cash used in operating activities - discontinued operations	(1,621,292)	(1,635,646)
Net cash provided by operating activities	6,966,310	17,335,292

Cash flows from investing activities
Purchase of certificate of deposit	(2,500,000)	—
Additions to property, plant and equipment and construction in progress	(1,490,012)	(1,728,393)
Proceeds from asset dispositions	45,560	8,638
Purchase of non-controlling interest in Aerex	—	(8,500,000)
Purchase of non-controlling interest in PERC	—	(900,000)
Net cash used in investing activities	(3,944,452)	(11,119,755)

Cash flows from financing activities
Dividends paid to common shareholders	(5,151,667)	(5,133,727)
Dividends paid to preferred shareholders	(11,015)	(11,990)
Dividends paid to non-controlling interests	(649,880)	—
Repurchase of redeemable preferred stock	(16,799)	(1,728)
Proceeds received from exercise of stock options	17,059	10,161
Principal repayments on long-term debt	(49,729)	(32,642)
Net cash used in financing activities	(5,862,031)	(5,169,926)
Net (decrease) increase in cash and cash equivalents	(2,840,173)	1,045,611
Cash and cash equivalents at beginning of period	43,794,150	42,071,083
Cash and cash equivalents at beginning of period - discontinued operations	154,130	831,586
Less: cash and cash equivalents at end of period - discontinued operations	(750,048)	(154,130)
Cash and cash equivalents at end of period	$40,358,059	$43,794,150

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

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its subsidiaries (other than NSC, AdR and CW-Cooperatief) is the currency for each respective country. The functional currency for NSC, AdR and CW-Cooperatief is the US$. NSC and AdR conduct business in US$ and Mexican pesos and CW-Cooperatief conducts business in US$ and euros. The exchange rates for the Cayman Islands dollar and the Bahamian dollar are fixed to the US$. The exchange rates for conversion of Mexican pesos and euros into US$ vary based upon market conditions. Net foreign currency gains arising from transactions and re-measurements were $32,594 and $68,818 for the years ended December 31, 2021 and 2020, respectively, and are included in “Other income (expense) - Other” in the accompanying consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of December 31, 2021 and 2020 include $7.4 million and $8.5 million, respectively, of certificates of deposits with an original maturity of three months or less.

As of December 31, 2021, the Company had deposits in U.S. banks in excess of federally insured limits of approximately $7.8 million. As of December 31, 2021, the Company held cash in foreign bank accounts of approximately $33.1 million, which includes a $2.5 million certificate of deposit with an original maturity of six months.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. As of December 31, 2021, the equivalent United States dollar cash balances for deposits held in The Bahamas were approximately $6.4 million.

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

Assets under construction are recorded as additions to property, plant and equipment upon completion of the projects. Depreciation commences in the month the asset is placed in service. Additions to construction in progress are comprised of the cost of the contracted services, direct labor and materials.

Interest costs directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial amount of time to be ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use. No interest was capitalized during the years ended December 31, 2021 or 2020.

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

Goodwill and intangible assets: Goodwill represents the excess cost of an acquired business over the fair value of the individual assets and liabilities of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized but are tested for impairment annually or upon the identification of a triggering event. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. The Company evaluates the possible impairment of goodwill annually as part of its reporting process for the fourth quarter of each fiscal year. Management identifies the Company’s reporting units, which consist of  retail, bulk, services, and manufacturing, and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares the fair value to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recorded.

For the years ended December 31, 2021 and 2020, the Company estimated the fair value of its reporting units by applying the discounted cash flow method, which relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis.

The Company also estimated the fair value of each of it reporting units for the years ended December 31, 2021 and 2020 by applying the guideline public company method.

The Company weighted the fair values estimated for each of its reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings the Company applied to each method for the years ended December 31, 2021 and 2020 were 80% to the discounted cash flow method and 20% to the guideline public company method.

The fair values the Company estimated for its retail, bulk, services and manufacturing reporting units exceeded their carrying amounts by 32%, 51%, 15%, and 15% respectively, as of December 31, 2021. The fair values the Company estimated for its retail, bulk, and services reporting units exceeded their carrying amounts by 101%, 49% and 17%, respectively, as of December 31, 2020. While the fair value the Company estimated for its manufacturing reporting unit exceeded its carrying value by 31% as of December 31, 2020, due to new information the Company obtained in 2021, the Company was required to record an impairment loss for its manufacturing reporting unit’s goodwill in 2021, as discussed in paragraphs that follow.

Approximately 80% of Aerex’s revenue, and 89% of Aerex’s gross profit, for the year ended December 31, 2020 were generated from sales to one customer. While Aerex sells various products to this customer, Aerex’s revenue from this customer has historically been derived primarily from one specialized product. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases of the specialized product from Aerex following 2020 for a period of approximately one year. This customer informed Aerex at that time that it expected to recommence its purchases of the specialized product from Aerex beginning with the first quarter of 2022. As a result of this anticipated loss of revenue for Aerex, the Company updated its projections for its manufacturing reporting unit’s future cash flows. Such projections assumed, in part, that Aerex’s major customer would recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020. Based upon these updated projections, the Company tested its manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. As a result of these impairment tests, the Company determined that the estimated fair value of its manufacturing reporting unit exceeded its carrying value by approximately 31% as of December 31, 2020.

In late July 2021, this former major customer communicated to Aerex that it expected to recommence its purchases of the specialized product from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to the amounts it had purchased from Aerex in 2020 and prior years. The Company’s updated sales estimate for this customer based on this new information was substantially below the sales the Company anticipated to this customer for 2022 and subsequent years that the Company used in the discounted cash flow projections the Company prepared for purposes of testing its manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. Aerex’s efforts to replace the revenue previously generated from this customer with revenue from existing and new customers have been adversely impacted by continuing negative economic conditions, which have increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials and, the Company believes, also adversely affected the overall financial condition of Aerex’s current and prospective customer base. Accordingly, in light of this new information from Aerex’s former major customer, and present weak economic conditions that the Company believes will continue into 2022, the Company updated its projections of future cash flows for the manufacturing reporting unit and tested its goodwill for possible impairment as of June 30, 2021 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. Based upon this testing, the Company determined that the carrying value of its manufacturing reporting unit exceeded its fair value by $2.9 million, and the Company recorded an impairment loss to reduce its manufacturing reporting unit’s goodwill by this amount for the three months ended June 30, 2021.

Based upon its most recent estimation prepared as of December 31, 2021, the fair value of the Company’s manufacturing reporting unit exceeded its carrying value by only 15%. If the Company determines in the future that Aerex’s discounted future cash inflows will be less than its present expectation, the Company may be required to record additional impairment losses to reduce the remaining carrying values as of December 31, 2021 of its manufacturing reporting unit’s goodwill of $1,985,211 and its remaining unamortized intangible assets balances of $847,778 recorded as a result of the acquisition of Aerex. Any such impairment losses could have a material adverse impact on the Company’s consolidated results of operations.

Based upon its most recent estimation prepared as of December 31, 2021, the fair value of the Company’s services reporting unit exceeded its carrying value by only 15%. If the Company determines in the future that PERC’s discounted future cash inflows will be less than its present expectation, the Company may be required to record impairment losses to reduce the carrying values as of December 31, 2021 of its services reporting unit’s goodwill of $5,320,416 and its remaining unamortized intangible assets balances of $2,553,888 recorded as a result of the acquisition of PERC. Any such impairment losses could have a material adverse impact on the Company’s consolidated results of operations.

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

Other assets: Under the terms of CW-Bahamas’ contract with the Water and Sewerage Corporation of The Bahamas (“WSC”) to supply water from its Blue Hills desalination plant, CW-Bahamas was required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one-year period by 438 million gallons, a requirement CW-Bahamas met during 2007. The Company was solely responsible for the engineering, labor and materials costs incurred to reduce the amount of lost water, which were capitalized and are being amortized on a straight-line basis over the original remaining life of the Blue Hills contract. Such costs are included in other assets and aggregated approximately $3.5 million as of December 31, 2021 and 2020. Accumulated amortization for these costs was approximately $2.7 million and $2.5 million as of December 31, 2021 and 2020, respectively. Amortization expense for these costs was $179,353 for the years ended December 31, 2021 and 2020.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Year Ended December 31,
	2021	2020
Retail revenue	$22,104,953	$22,952,370
Bulk revenue	26,800,869	24,312,546
Services revenue	13,884,857	12,937,859
Manufacturing revenue	4,072,823	12,425,351
Total revenue	$66,863,502	$72,628,126

Retail revenue

The Company produces and supplies water to end-users, including residential, commercial and governmental customers in the Cayman Islands under an exclusive retail license issued to Cayman Water by the Cayman Islands government to provide water in two of the three most populated areas on Grand Cayman Island. Customers are billed on a monthly basis based on metered consumption and bills are typically collected within 30 to 45 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. In 2021 and 2020, bad debts represented less than 1% of the Company’s total retail sales.

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

The Company also designs, builds, sells, operates and manages water, wastewater and water reuse infrastructure through PERC. All of PERC's customers are companies or governmental entities located in the U.S.

The Company, through Aerex, is a custom and specialty manufacturer of water treatment-related systems and products applicable to commercial, municipal and industrial water production. Substantially all of Aerex’s customers are U.S. companies.

The Company generates construction and services revenue from DesalCo and PERC, and generates manufacturing revenue from Aerex.

The Company recognizes revenue for its construction and its specialized/custom manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to total estimated costs at completion to measure progress toward satisfying its performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, materials and amounts payable to subcontractors. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any contract assets are classified as current assets. Contract liabilities on uncompleted contracts, if any, are classified as current liabilities.

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

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2020 have been reclassified to conform to the current year’s presentation.

3. Cash and cash equivalents

Cash and cash equivalents are not restricted by the terms of the Company’s bank accounts as to withdrawal or use. As of December 31, 2021 and 2020, the equivalent United States dollars of the Company’s cash and cash equivalents, including those accounts denominated in currencies other than the U.S. dollar, are as follows:

	December 31,
	2021	2020
Bank accounts:
United States dollar	$15,888,445	$14,001,264
Cayman Islands dollar	12,784,358	5,650,874
Bahamian dollar	3,944,208	14,863,287
Bermudian dollar	2,832	2,832
	32,619,843	34,518,257

Short term deposits:
United States dollar	5,324,258	5,796,582
Cayman Islands dollar	2,413,958	2,413,547
Bahamian dollar	—	1,065,764
	7,738,216	9,275,893
Total cash and cash equivalents	$40,358,059	$43,794,150

Transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas.

4. Accounts receivable, net

	December 31,
	2021	2020
Trade accounts receivable	$27,409,029	$21,422,782
Receivable from OC-BVI	40,877	62,171
Other accounts receivable	180,262	269,133
	27,630,168	21,754,086
Allowance for doubtful accounts	(280,861)	(270,110)
Accounts receivable, net	$27,349,307	$21,483,976

The activity for the allowance for doubtful accounts consisted of:

	December 31,
	2021	2020
Opening allowance for doubtful accounts	$270,110	$142,236
Provision for doubtful accounts	—	129,107
Accounts written off during the year	—	(1,233)
Recovery of accounts written off	10,751	—
Ending allowance for doubtful accounts	$280,861	$270,110

Significant concentrations of credit risk are disclosed in Note 18.

5. Inventory

	December 31,
	2021	2020
Water stock	$34,587	$27,938
Consumables stock	138,547	105,540
Spare parts stock	7,064,708	7,587,542
Total inventory	7,237,842	7,721,020
Less current portion	2,504,832	3,214,178
Inventory (non-current)	$4,733,010	$4,506,842

6. Contracts in progress

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	December 31,
	2021	2020
Revenue recognized to date on contracts in progress	$6,109,396	$17,534,449
Amounts billed to date on contracts in progress	(6,370,855)	(17,791,928)
Retainage	237,542	312,130
Net contract asset (liability)	$(23,917)	$54,651

The above net balances are reflected in the accompanying consolidated balance sheet as follows:

	December 31,
	2021	2020
Contract assets	$489,961	$516,521
Contract liabilities	(513,878)	(461,870)
Net contract asset (liability)	$(23,917)	$54,651

As of December 31, 2021, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $5.7 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $4.8 million during the year ending December 31, 2022 and $0.9 million thereafter.

7. Property, plant and equipment and construction in progress

	December 31,
	2021	2020
Land	$3,316,537	$3,566,537
Buildings	23,255,925	23,250,843
Plant and equipment	64,324,377	63,734,860
Distribution system	39,780,272	39,149,063
Office furniture, fixtures and equipment	3,051,814	3,083,811
Vehicles	2,079,874	1,999,463
Leasehold improvements	287,980	274,230
Lab equipment	12,456	12,456
	136,109,235	135,071,263
Less accumulated depreciation	83,162,696	77,383,279
Property, plant and equipment, net	$52,946,539	$57,687,984
Construction in progress	$710,863	$440,384

As of December 31, 2021, the Company had outstanding capital commitments of approximately $2.7 million. The Company maintains insurance for loss or damage to all fixed assets that it deems susceptible to loss. During the years ended December 31, 2021 and 2020, $644,224 and $1,653,501, respectively, of construction in progress was placed in service. Depreciation expense was $5,995,213 and $6,335,489 for the years ended December 31, 2021 and 2020, respectively.

8. Discontinued operations

Mexico project development

In 2010, the Company began the pursuit, through its Netherlands subsidiary, Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), and its Mexico subsidiary, N.S.C. Agua, S.A. de C.V. (“NSC”), of a project (the “Project”) that encompassed the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system.

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

On June 29, 2020, AdR received a letter (the “Letter”) from the Director General of CEA and the Director General of CESPT terminating the APP Contract. The Letter requested that AdR provide an inventory of the assets that currently comprise the “Project Works” (as defined in the APP Contract) for the purpose of acknowledging and paying the non-recoverable expenses made by AdR in connection with the Project, with such reimbursement to be calculated in accordance with the terms of the APP Contract. The applicable law requires this list of non-recoverable expenses made by AdR in connection with the Project be submitted to CEA and CESPT within 20 business days from the date of receipt of the Letter. AdR initiated an amparo claim before a federal district court in Tijuana, Baja California, to challenge the provision of the applicable law requiring submittal of the list of non-recoverable expenses within the 20 business days term, as AdR considered such term to be unreasonably short due to the magnitude of the Project and the scope of supporting documentation required to be provided with respect to the non-recoverable expenses. AdR obtained an initial provisional suspension of the lapsing of such 20-day term from the court, and on August 10, 2020 the court made such suspension definitive until the completion of the amparo trial. As such, the 20-day term for filing the list of non-recoverable expenses was suspended. Therefore, on August 28, 2020, AdR submitted their list of non-recoverable expenses, including those of NSC, to CEA and CESPT which was comprised of 51,144,525 United States dollars and an additional 137,333,114 Mexican pesos. In February 2021, AdR withdrew this amparo claim, and such withdrawal was accepted by the federal district court in Tijuana. To date, AdR has not received a response from CEA or CESPT to its submission of non-recoverable expenses.

The Company believes CW-Cooperatief, as a Netherlands company, has certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). On April 16, 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invites Mexico to seek a resolution of this investment dispute through consultation and negotiation, but states that if the dispute cannot be resolved in this manner, CW-Cooperatief elects to refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty. On June 29, 2021, the Mexican Ministry of Economy responded to CW-Cooperatief’s letter and proposed to hold a consultation meeting. Two such meetings were held on July 9, 2021 and August 2, 2021 on a confidential basis, without a resolution of the Company’s investment dispute.

On February 9, 2022, CW-Cooperatief, filed a Request for Arbitration with the International Centre for Settlement of International Disputes requesting that the United Mexican States pay CW-Cooperatief damages in excess of US$51 million plus MXN$137 million (with the exact amount to be quantified in the proceedings), plus fees, costs and pre- and post-award interest.

CW-Cooperatief intends to pursue vigorously the relief sought in the arbitration, in addition to pursuing all other legal remedies and courses of action available under the operative contracts and applicable law with respect to their rights, damages, fees and expenses. The Company cannot provide any assurances that CW-Cooperatief will be able to obtain the relief sought in the arbitration, and CW-Cooperatief will incur legal and other arbitration-related expenses that the Company expects will be material to its consolidated results of operations and cash flows.

The Company cannot provide any assurances that it will be able to obtain reimbursement for any expenses or investments made with respect to the Project.

As a result of the cancellation of the APP Contract, in 2020 the Company discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all Project development expenses, the impairment loss of approximately ($3.0 million) recorded during 2020 for Project assets, and the costs for legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, have been reclassified from the services segment to discontinued operations in the accompanying consolidated financial statements. The Company’s net losses from discontinued operations for the years ended December 31, 2021 and 2020 were ($2,574,079) and ($4,902,243), respectively. The Company’s net loss from discontinued operations for 2021 and 2020 also includes provisions of $963,540 and $316,217, respectively, for potentially uncollectible value added taxes paid that are reimbursable/receivable from the Mexican federal government. The Company recorded the 2021 provision as a result of the Mexican government’s rejection of its most recent request for repayment of these value added taxes paid. The Company believes it is legally entitled to be repaid for these value added taxes and has engaged a firm to assist it in collecting these amounts from the Mexican government. However, the Company ultimately may not be able to obtain such payment from the Mexican government and therefore may be required in the future to record another provision to write off the remaining balance of these receivables, which amounted to $340,910 as of December 31, 2021.

Summarized financial information for the discontinued Mexico project development operation is as follows:

	December 31,
	2021	2020
Cash	$750,048	$154,130
Prepaid expenses and other current assets	82,783	88,978
Value added taxes receivable (net of allowance of $1,279,757 and $316,217, respectively)	340,910	1,267,991
Property, plant and equipment, net	—	5,682
Land	21,126,898	21,126,898
Other assets	19,288	33,909
Total assets of discontinued operations	$22,319,927	$22,677,588

Total liabilities of discontinued operations	$190,141	$190,933

	Year Ended December 31,
	2021	2020
Revenue	$—	$—
Income from operations	$—	$—
Net loss from discontinued operations	$2,574,079	$4,902,243
Depreciation expense	$4,545	$4,545

Project Litigation

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to an individual (the “individual shareholder”). In February 2012, CW-Cooperatief paid $300,000 to enter into an agreement (the “Option Agreement”) that provided it with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder for a price of $1.0 million along with an immediate usufruct and power of attorney to vote those shares. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, the Company indirectly acquired 99.99% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required CW-Cooperatief to transfer or otherwise cause the individual shareholder to acquire, for a total price of $1 (regardless of their par or market value), shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement (causing the individual shareholder’s 25% ownership interest in NSC to be decreased); and (ii) CW-Cooperatief did not exercise its share purchase option by February 7, 2014. CW-

Cooperatief exercised its option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

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

On October 16, 2018, NSC was served with the ordinary mercantile claim. On November 7, 2018, NSC filed a legal response to the claim, vigorously opposing the claims made by EWG. In addition to such legal response, NSC filed (i) a request to submit the claim to arbitration, based on certain provisions of the by-laws of NSC, (ii) an appeal remedy against the preliminary relief (which was resolved in December 2019, and ordered the revocation of the order of the Tenth Civil Judge granting EWG the preliminary relief), and (iii) a request for the setting of a guarantee to release the preliminary relief granted in favor of EWG.

On October 1, 2020 and following an order from a Federal Judge obtained by NSC, the Tenth Civil Judge resolved to (i) move the claim of EWG to arbitration, and (ii) suspend the corresponding ordinary mercantile procedure. EWG challenged such resolution, arguing that its notification was not lawful. The Tenth Civil Judge dismissed such challenge, and thereafter EWG filed a remedy against such dismissal. NSC appeared before the court to vigorously oppose such remedy, which has been dismissed. To date, the referral to arbitration has not occurred and, as such, the procedure is currently suspended.

Notwithstanding the resolution of the Tenth Civil Judge to move to arbitration, subparagraphs a) and b) that follow describe certain separate amparo claims, and appeal remedies arising from or relating to such ordinary mercantile claim and amparo claims, all in chronological order. Due to the global COVID-19 pandemic, most tribunals in Mexico suspended their activities intermittently since March 2020, with certain such tribunals partially restarting on different dates and with different special rules. As such, several resolutions are pending issuance.

a) Amparo filed by EWG against a resolution of the Tenth Civil Judge.

In July 2021, EWG filed an amparo claim against the resolution of the Tenth Civil Judge dismissing the remedy filed by EWG against the October 1, 2020 resolution within the mentioned ordinary mercantile claim. NSC has filed before the corresponding amparo court a writ vigorously opposing this claim. Considering the foregoing, and that AdR was only named as a third party with interest, it is unnecessary for it to submit arguments against EWG in this claim. Further, CW-Cooperatief has not been notified of this amparo claim.

Within this amparo claim, the Third District Court in Tijuana granted a suspension in favor of EWG, merely for the effect of holding in place the referral to arbitration subject matter of the October 1, 2020 resolution mentioned above. Such suspension was conditioned on the posting by EWG of a guarantee in the amount of 50,000 Mexican pesos, which has not been posted. Regardless of the effects of the suspension and the lack of the posting of a guarantee, NSC has filed an appeal remedy against its granting.

To date, and following a final hearing that took place in March 2022, a resolution to this claim is pending issuance.

b) Appeal filed by NSC against the suspension granted in favor of EWG.

The appeal remedy mentioned in the second paragraph of item a) immediately above was admitted by the superior court on October 18, 2021 and has yet to be resolved.

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

9. Intangible assets

The Company’s purchase transactions for Aerex and PERC identified certain intangible assets. The remaining intangible assets and their respective useful lives are as follows: non-compete agreements (3 and 5 years), trade names (15 years), customer backlog (2 years), and facility management contracts (6 years).

The costs and accumulated amortization for these assets were as follows:

	December 31,
	2021	2020
Cost
Non-compete agreements	$530,000	$530,000
Trade names	2,700,000	2,700,000
Customer backlogs	360,000	360,000
Facility management contracts	2,200,000	2,200,000
	5,790,000	5,790,000
Accumulated amortization
Non-compete agreements	(493,889)	(443,889)
Trade names	(740,000)	(560,000)
Customer backlogs	(360,000)	(210,000)
Facility management contracts	(794,445)	(427,778)
	(2,388,334)	(1,641,667)
Intangible assets, net	$3,401,666	$4,148,333

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

2022	$582,778
2023	546,667
2024	546,667
2025	485,554
2026	180,000
Thereafter	1,060,000
$3,401,666

Amortization expense was $746,667 and $891,667 for the years ended December 31, 2021 and 2020, respectively.

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

The land used by the Company to operate its seawater desalination plants in the Cayman Islands and The Bahamas is owned by the Company or leased to the Company for immaterial annual amounts and are not included in the lease amounts presented in the consolidated balance sheets.

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the consolidated balance sheets:

	December 31,
	2021	2020
ASSETS
Current
Prepaid expenses and other current assets	$—	$108,303
Current assets of discontinued operations	2,654	—
Noncurrent
Operating lease right-of-use assets	2,681,137	1,329,561
Long-term assets of discontinued operations	16,898	33,909
Total lease right-of-use assets	$2,700,689	$1,471,773

LIABILITIES
Current
Current maturities of operating leases	$592,336	$455,788
Current liabilities of discontinued operations	11,195	29,432
Noncurrent
Noncurrent operating leases	2,137,394	982,076
Noncurrent liabilities of discontinued operations	7,819	2,499
Total lease liabilities	$2,748,744	$1,469,795

Weighted average remaining lease term:
Operating leases	7.0 years	3.4 years
Operating leases - discontinued operations	1.6 years	1.1 years

Weighted average discount rate:
Operating leases	5.03%	4.15%
Operating leases - discontinued operations	4.77%	3.48%

The components of lease cost were as follows:

	Year Ended December 31,
	2021	2020
Operating lease costs	$656,130	$773,756
Short-term lease costs	79,606	5,518
Lease costs - discontinued operations	31,281	127,983
Total lease costs	$767,017	$907,257

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$710,024	$708,095
Operating cash outflows for operating leases - discontinued operations	38,246	127,153

Future lease payments relating to the Company's operating lease liabilities from continuing operations as of December 31, 2021 were as follows:

Years ending December 31,	Total
2022	$665,817
2023	643,234
2024	390,629
2025	268,056
2026	227,541
Thereafter	1,025,239
Total future lease payments	3,220,516
Less: imputed interest	(490,786)
Total lease obligations	2,729,730
Less: current obligations	(592,336)
Noncurrent lease obligations	$2,137,394

11. Income taxes

The components of income before income taxes for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Foreign (not subject to income taxes)	$5,780,692	$6,475,693
Mexico	(1,767,915)	(4,903,988)
United States	(2,952,265)	2,956,552
	1,060,512	4,528,257
Less discontinued operations	2,574,079	4,902,243
	$3,634,591	$9,430,500

The Company’s provision (benefit) for income taxes for the years ended December 31, 2021 and 2020, which related to U.S. operations, consisted of the following:

	Year Ended December 31,
	2021	2020
Current:
Federal	$202,444	$191,322
State	(895)	87,630
Foreign	—	—
Total	201,549	278,952
Deferred:
Federal	(524,733)	(132,957)
State	(124,798)	(59,271)
Foreign	—	—
Total	(649,531)	(192,228)
Total provision (benefit)	$(447,982)	$86,724

A reconciliation of the U.S. statutory federal tax rate to the effective rate for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
U.S. statutory federal rate	21.00%	21.00%
State taxes, net of federal effect	2.72%	4.00%
Nontaxable foreign income	(43.36)%	(17.28)%
Research & development tax credit	(7.39)%	(11.73)%
Permanent items	(6.26)%	(0.67)%
Goodwill impairment	20.31%	—%
Valuation allowance for deferred tax assets	0.65%	5.60%
	(12.33)%	0.92%

The tax effects of significant items comprising the Company’s net long-term deferred tax liability as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Continuing Operations
Deferred tax assets:
Research & development tax credits	$398,413	$613,003
Loss carry forward	300,545	—
Accrued compensation	112,446	110,092
Valuation allowances	(139,207)	(496,343)
	672,197	226,752
Deferred tax liabilities:
Property and equipment	254,301	252,800
Intangible assets	982,422	1,188,009
	1,236,723	1,440,809

Net deferred tax liability	$564,526	$1,214,057

Discontinued Operations
Deferred tax assets:
Operating loss carryforwards - Mexico	$4,230,398	$4,296,453
Land basis difference - Mexico	1,602,470	1,262,159
Start-up costs - Mexico	4,693,395	4,904,337
Valuation allowances	(10,526,263)	(10,462,949)
	$—	$—

As of December 31, 2021, continuing operations has a federal net loss carryforward of $1.2 million and a state net loss carryforward of $1.1 million, both of which have an indefinite expiration date. Discontinued operations has a net loss carryforward of $14.1 million that will begin to expire, if unused, in various amounts between 2022 and 2041.

12. Earnings per share

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

The following summarizes information related to the computation of basic and diluted EPS:

	Year Ended December 31,
	2021	2020
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$3,449,658	$8,613,771
Less: preferred stock dividends	(10,796)	(11,740)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	3,438,862	8,602,031
Total loss from discontinued operations	(2,574,079)	(4,902,243)
Net income available to common shares in the determination of basic earnings per common share	$864,783	$3,699,788

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,213,816	15,119,305
Plus:
Weighted average number of preferred shares outstanding during the period	30,348	33,814
Potential dilutive effect of unexercised options and unvested stock grants	65,981	70,836
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,310,145	15,223,955

13. Dividends

Interim dividends declared on Class A common stock and redeemable preferred stock for each quarter of the respective years ended December 31, 2021 and 2020 were as follows:

	2021	2020
First Quarter	$0.085	$0.085
Second Quarter	0.085	0.085
Third Quarter	0.085	0.085
Fourth Quarter	0.085	0.085
	$0.34	$0.34

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

	Year Ended December 31, 2021
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$22,104,953	$26,800,869	$13,884,857	$4,072,823	$66,863,502
Cost of revenue	11,060,937	17,759,272	10,707,243	3,828,859	43,356,311
Gross profit	11,044,016	9,041,597	3,177,614	243,964	23,507,191
General and administrative expenses	12,841,259	1,365,735	2,762,735	1,380,630	18,350,359
Gain (loss) on asset dispositions and impairments, net	(246,851)	1,500	(485)	(2,900,000)	(3,145,836)
Income (loss) from operations	$(2,044,094)	$7,677,362	$414,394	$(4,036,666)	2,010,996
Other income, net					1,623,595
Income before income taxes					3,634,591
Benefit from income taxes					(447,982)
Net income from continuing operations					4,082,573
Income from continuing operations attributable to non-controlling interests					632,915
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					3,449,658
Net loss from discontinued operations					(2,574,079)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$875,579

Depreciation and amortization expenses for the year ended December 31, 2021 for the retail, bulk, services and manufacturing segments were $2,517,407, $3,331,554, $782,882 and $289,390, respectively.

	As of December 31, 2021
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,601,619	$21,682,951	$1,698,797	$1,365,940	$27,349,307
Inventory, current and non-current	$2,787,277	$3,860,808	$—	$589,757	$7,237,842
Property, plant and equipment, net	$26,357,390	$24,476,936	$512,493	$1,599,720	$52,946,539
Construction in progress	$617,334	$31,737	$—	$61,792	$710,863
Intangibles, net	$—	$—	$2,553,888	$847,778	$3,401,666
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$61,736,441	$68,723,405	$16,049,001	$8,198,280	$154,707,127
Assets of discontinued operations					$22,319,927
Total assets					$177,027,054

	Year Ended December 31, 2020
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$22,952,370	$24,312,546	$12,937,859	$12,425,351	$72,628,126
Cost of revenue	11,080,814	16,959,563	9,698,214	8,121,080	45,859,671
Gross profit	11,871,556	7,352,983	3,239,645	4,304,271	26,768,455
General and administrative expenses	12,879,445	1,260,062	2,834,917	1,460,474	18,434,898
Gain on asset dispositions and impairments, net	2,965	7,213	3,801	18	13,997
Income (loss) from operations	$(1,004,924)	$6,100,134	$408,529	$2,843,815	8,347,554
Other income, net					1,082,946
Income before income taxes					9,430,500
Provision for income taxes					86,724
Net income from continuing operations					9,343,776
Income from continuing operations attributable to non-controlling interests					730,005
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					8,613,771
Net loss from discontinued operations					(4,902,243)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$3,711,528

Depreciation and amortization expenses for the year ended December 31, 2020 for the retail, bulk, services and manufacturing segments were $2,388,781, $3,869,377, $762,182 and $386,169, respectively.

	As of December 31, 2020
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,444,455	$17,022,813	$1,420,609	$596,099	$21,483,976
Inventory, current and non-current	$2,787,163	$3,795,544	$—	$1,138,313	$7,721,020
Property, plant and equipment, net	$27,947,545	$27,611,567	$487,973	$1,640,899	$57,687,984
Construction in progress	$305,110	$31,737	$—	$103,537	$440,384
Intangibles, net	$—	$—	$3,200,555	$947,778	$4,148,333
Goodwill	$1,170,511	$1,948,875	$5,320,416	$4,885,211	$13,325,013
Total segment assets	$56,425,159	$74,771,798	$14,470,322	$11,210,685	$156,877,964
Assets of discontinued operations					$22,677,588
Total assets					$179,555,552

Revenues earned by major geographic region were:

	Year ended December 31,
	2021	2020
Cayman Islands	$24,935,746	$25,640,169
Bahamas	24,031,547	21,654,153
United States	17,489,851	24,918,527
Revenues earned from management services agreement with OC-BVI	406,358	415,277
	$66,863,502	$72,628,126

Revenues earned from major customers were:

	Year ended December 31,
	2021	2020
Revenue earned from the Water and Sewerage Corporation ("WSC")	$24,031,547	$21,527,487
Percentage of consolidated revenue earned from the WSC	36%	30%
Revenue earned from one manufacturing segment customer	$406,073	$9,965,041
Percentage of consolidated revenue earned from the one manufacturing segment customer	1%	14%

Property, plant and equipment, net by major geographic region were:

	December 31,
	2021	2020
Cayman Islands	$26,687,944	$28,474,748
The Bahamas	24,004,707	26,975,427
United States	2,253,888	2,237,809
	$52,946,539	$57,687,984

15. Cost of revenue and general and administrative expenses

	Year Ended December 31,
	2021	2020
Cost of revenue consist of:
Electricity	$5,698,148	$5,389,361
Depreciation	5,855,073	6,202,012
Fuel oil	5,742,056	4,157,393
Employee costs	12,439,042	11,465,514
Maintenance	2,092,776	2,859,262
Retail license royalties	1,418,820	1,489,862
Insurance	1,625,862	1,491,799
Materials	1,952,764	5,786,698
Other	6,531,770	7,017,770
	$43,356,311	$45,859,671

	Year Ended December 31,
	2021	2020
General and administrative expenses consist of:
Employee costs	$9,562,125	$10,086,588
Insurance	1,813,026	1,436,957
Professional fees	1,506,423	1,488,948
Directors’ fees and expenses	851,775	865,555
Depreciation	140,140	133,477
Amortization of intangible assets	746,667	891,667
Other	3,730,203	3,531,706
	$18,350,359	$18,434,898

16. Stock-based compensation

The Company has the following stock compensation plans that form part of its employees’ and Directors’ remuneration:

Employee Share Incentive Plan (Preferred Stock)

Employees (i.e. other than Directors and Officers), after four consecutive years of employment, become eligible to receive shares of the Company’s preferred stock for $nil consideration under its Employee Share Incentive Plan. Once an individual becomes eligible, these shares of preferred stock are awarded each subsequent year of the individual's employment (the grant date) for as long as the individual remains employed with the Company. If these employees remain with the Company through the fourth anniversary of a grant date, the preferred stock can be converted into shares of the Company’s common stock on a one for one basis. In addition, at the time the preferred stock is granted, the employees receive options to purchase an equal number of shares of preferred stock at a discount to the average trading price of the Company’s common stock for the first seven days of the October immediately preceding the date of the preferred stock grant. If these options are exercised, the shares of preferred stock obtained may also be converted to shares of common stock if the employee remains with the Company through the fourth anniversary of a grant (or option exercise) date. Each employee’s option to purchase shares of preferred stock must be exercised within 30 days of the grant date, which is the 90th day after the date of the independent registered public accountants’ audit opinion on the Company’s consolidated financial statements. Shares of preferred stock not subsequently converted to shares of common stock are redeemable only at the discretion of the Company. Shares of preferred stock granted under this plan during the years ended December 31, 2021 and 2020 totaled 8,632 and 6,123, respectively, and an equal number of preferred stock options was granted in each of these years.

Employee Share Option Plan (Common Stock Options)

The Company has an employee stock option plan for certain long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase common shares. The price at which the option may be exercised is the closing market price on the grant date, which is the 40th day after the date of the Company’s Annual Shareholder Meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of shares of preferred stock that employee receives for $nil consideration and (ii) the number of preferred stock options that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date. Options granted under this plan during the years ended December 31, 2021 and 2020 totaled 3,400 and 2,100, respectively.

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

Non-Executive Directors’ Share Plan

This stock grant plan provides part of Directors’ remuneration. Under this plan, non-Executive Directors receive a combination of cash and common stock for their participation in Board meetings. The number of shares of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Common stock granted under this plan during the years ended December 31, 2021 and 2020 totaled 30,911 and 19,712 shares, respectively. The Company recognized stock-based compensation for these share grants of $319,002 and $318,991 for the years ended December 31, 2021 and 2020, respectively.

The Company measures and recognizes compensation expense at fair value for all share-based payments, including stock options. Stock-based compensation for the Employee Share Incentive Plan, Employee Share Option Plan and the 2008 Equity Incentive Plan totaled $137,215 and $125,487 for the years ended December 31, 2021 and 2020, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of income.

The significant weighted average assumptions for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Risk free interest rate	0.20%	0.17%
Expected option life (years)	1.2	1.1
Expected volatility	31.92%	51.19%
Expected dividend yield	2.87%	2.42%

A summary of the Company’s stock option activity for the year ended December 31, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Options	Price	Life (Years)		Value (1)
Outstanding at beginning of period	10,030	$12.98
Granted	12,032	9.33
Exercised	(2,106)	8.10
Forfeited/expired	(9,466)	9.44
Outstanding as of December 31, 2021	10,490	$12.98	2.30	years	$—
Exercisable as of December 31, 2021	—	$—	—	years	$—
(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $10.64 on the Nasdaq Global Select Market on December 31, 2021, exceeds the exercise price of the option.

As of December 31, 2021, 10,490 non-vested options were outstanding, with weighted average exercise price of $12.98, and average remaining contractual life of 2.30 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $16,554 as of December 31, 2021 and are expected to be recognized over a weighted average period of 2.30 years.

As of December 31, 2021, unrecognized compensation costs relating to redeemable preferred stock rights outstanding were $147,074 and are expected to be recognized over a weighted average period of 1.17 years.

The following table summarizes the weighted average fair value of options at the date of grant and the intrinsic value of options exercised during the years ended December 31, 2021 and 2020:

	2021	2020
Options granted with an exercise price below market price on the date of grant:
Employees — preferred stock	$3.71	$2.70
Overall weighted average	3.71	2.70

Options granted with an exercise price at market price on the date of grant:
Management employees	$—	$—
Employees — common stock	2.89	2.45
Overall weighted average	2.89	2.45

Options granted with an exercise price above market price on the date of grant:
Management employees	$—	$—
Employees — preferred stock	—	—
Overall weighted average	—	—

Total intrinsic value of options exercised	$7,876	$3,891

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

The non-performance-based stock grant rights, which are issued on January 1 of each year, vest in one-third increments at the end of each year over a three-year period. The number of non-performance-based stock grant rights issued on January

1, 2021 and 2020 were 26,403 and 23,458, respectively. These stock grant rights vest in one-third increments over the three-year periods ending December 31, 2023 and 2022, respectively. The total number of vested shares issued under prior years’ non-performance stock grant rights totaled 25,789 and 28,891 in the years ended December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, the Company recognized $306,250 and $344,940 in stock-based compensation expense, respectively, related to the incremental vesting of the non-performance stock grant rights.

The performance-based grants may be earned at the end of each year based upon the Company's three-year cumulative financial performance relative to three-year cumulative financial performance targets.

A total of 18,419 stock grant rights were earned as of December 31, 2021 based upon the Company’s actual financial performance relative to the cumulative financial performance targets for the three-year period ended December 31, 2021, and the Company recognized $214,765 in stock-based compensation for the year ended December 31, 2021 related to these grants. The shares associated with these grants will be issued in 2022.

A total of 31,788 stock grant rights were earned as of December 31, 2020 based upon the Company’s actual financial performance relative to the cumulative financial performance targets for the three-year period ended December 31, 2020, and the Company recognized $373,843 in stock-based compensation for the year ended December 31, 2020 related to these grants. The shares associated with these grants were issued in 2021.

17. Retirement benefits

Retirement plans are offered to all employees in California, Florida, Cayman Islands and Bahamas. The plans are administered by third parties and are defined contribution plans pursuant to which the Company matches participating employees’ contributions up to certain amounts. The Company matches contributions of up to 5% of a maximum salary amount of $104,400 for Cayman Islands employees, fully matches all contributions made by employees in the Bahamas, and matches contributions of up to 6% of salary for Florida employees. For California employees, the Company matches contribution amounts up to 2% of the employee's salary and matches 25% of contributions above this 2% threshold, up to 10% of the employee’s salary. The Company’s expense for these plans was $584,278 and $576,096 for the years ended December 31, 2021 and 2020, respectively.

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

Fair values:

As of December 31, 2021 and 2020, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2021 and 2020:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Certificate of deposit	$—	$2,500,000	$—	$2,500,000
Net asset arising from put/call options	—	—	128,000	128,000

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$—	$—	$(690,000)	$(690,000)

The activity for the Level 3 asset for the year ended December 31, 2021:

Net (liability)/asset arising from put/call options
Balance as of December 31, 2020	$(690,000)
Unrealized gain	818,000
Balance as of December 31, 2021	$128,000

Put/call options are reported at fair value as either assets or liabilities in the consolidated balance sheets. These fair values are calculated using discounted cash flow analysis valuation techniques that incorporate unobservable inputs, such as future cash flows, weighted-average cost of capital, and expected future volatility. The inputs to these valuations are considered Level 3 inputs.

19. Commitments and contingencies

Commitments

The Company has entered into employment agreements with certain executives, which expire through December 31, 2024 and provide for, among other things, base annual salaries in an aggregate amount of approximately $3.9 million, performance bonuses and various employee benefits.

The Company has purchase obligations totaling approximately $5.1 million through December 31, 2022.

Contingencies

COVID-19

The worldwide coronavirus (COVID-19) pandemic was formally recognized by the World Health Organization on March 11, 2020. In response to this pandemic, the governments of the countries in which the Company operates - the Cayman Islands, The Bahamas, and the United States - implemented preventative measures to slow the spread of COVID-19, measures which have had profound adverse consequences for the economies of those countries. Tourism, a major economic driver for the Cayman Islands, temporarily ceased due to closing of the country to tourist arrivals by air and sea travel and has yet to return to pre-pandemic levels. Tourist arrivals to The Bahamas by air and sea also declined significantly due to the pandemic and continue to be less than pre-pandemic numbers due to the continued reluctance of people to travel internationally. Overall economic activity in the United States has also declined.

As a result of the impact of the COVID-19 pandemic on the economies of the countries in which the Company operates, the Company has experienced, and could continue to experience, decreases in consolidated revenue, cash flows generated from operations, net income and overall liquidity as compared to pre-pandemic periods.

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

Although the Company cannot presently quantify the future financial impacts of the COVID-19 pandemic, such impacts will likely continue to have a material adverse impact on the Company’s consolidated financial condition, results of operations, and cash flows. Given the uncertainty associated with the resolution of this pandemic, the Company cannot presently determine how long such adverse financial impacts may last.

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2021 and 2020, the Company generated approximately 33% and 32%, respectively, of its consolidated revenue and 47% and 44%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (including accrued interest) due from the WSC amounted to $21.5 million and $16.8 million as of December 31, 2021 and 2020.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of December 31, 2021, the Company has not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC. The Bahamas government and the WSC continue to make intermittent payments on these accounts receivable, and such payments amounted to approximately $22.9 million for the year ended December 31, 2021.

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

20. Related party transactions

The Company, through PERC and the services segment, purchases engineering and technology support services from various companies with a minority shareholder who is also a minority shareholder of PERC. During the years ended December 31, 2021 and 2020, the Company made total purchases of services of approximately $438,000 and $1,349,000 from these companies, respectively. These total purchases are included in the Company’s cost of revenue in the accompanying consolidated statements of income.

On February 1, 2021, PERC entered into a sublease agreement with a related company commencing March 14, 2021 and ending August 31, 2021. This lease has been extended on a month-to-month basis subsequent to August 31, 2021. During the year ended December 31, 2021, the Company recognized approximately $77,000 of expense related to this lease. This lease amount is included in the Company's general and administrative expenses in the accompanying consolidated statements of income.

The total amount of accounts payable outstanding to these companies as of December 31, 2021 and 2020, was approximately $164,000 and $201,000, respectively.

21. Supplemental disclosure of cash flow information

	Year Ended December 31,
	2021	2020
Interest paid in cash	$10,248	$9,669

Non-cash transactions:
Dividends declared but not paid	$1,298,148	$1,289,854
Transfers from inventory to property, plant and equipment and construction in progress	$189,924	$73,464
Transfers from construction in progress to property, plant and equipment	$644,224	$1,653,501
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,852,608	$299,992
Purchases of equipment through issuance of long-term debt	$95,707	$122,292

22. Impact of recent accounting standards

Adoption of New Accounting Standards:

None.

Effect of newly issued but not yet effective accounting standards:

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements, however the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item with respect to our Directors and the nomination process is contained in the proxy statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) under the heading “Proposal 1 - Election of Group I Directors” and is incorporated by reference in this Annual Report.

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

Information with respect to principal accounting fees and services are contained in the Proxy Statement under the heading “Proposal 7 Ratification of the Selection of Independent Accountants - Principal Accounting Fees and Services” and is incorporated by reference in this Annual Report.

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

4.1**	Description of Securities

10.1.1

License Agreement dated July 11, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

Number	Exhibit Description

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

Number	Exhibit Description
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

10.6

Specimen Service Agreement between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

10.7*	Summary Share Grant Plan for Directors (incorporated herein by reference to Exhibit 10.24 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.8*	Employee Share Option Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.9*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended September 30, 2008, Commission File No. 0-25248)

10.10**	Water Supply Agreement dated March 5, 2018 between Cayman Water Company Limited and Cayman Shores Development Ltd.

10.11

Lease dated December 10, 2001 between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.12.1†

Form of Agreement for Desalinated Water Supply dated May 2005 among Water and Sewerage Corporation, Consolidated Water Co. Ltd. and Consolidated Water (Bahamas) Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

Number	Exhibit Description
10.12.2†

Letter of Acceptance dated January 25, 2011 (effective January 31, 2011) between Water and Sewerage Corporation and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.12.3†

Proposal letter dated December 8, 2010 addressed to the Water and Sewerage Corporation (incorporated herein by reference to Exhibit 10.3 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.13.1

N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.1 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.13.2

Appendix to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.13.3

Exhibit Index to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.3 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.13.4

Exhibits to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.14

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

10.15

Letter dated June 29, 2020 from the Director General of the Comisión Estatal del Agua de Baja California to Aguas de Rosarito, S.A.P.I. de C.V. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed July 6, 2020, File No. 0-25248)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Marcum LLP - Consolidated Water Co. Ltd.

31.1**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

Number	Exhibit Description

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

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

Dated: March 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	March 29, 2022
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	March 29, 2022
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Executive Vice President & Chief Financial Officer	March 29, 2022
	David W. Sasnett	(Principal Financial and Accounting Officer)

By:	/s/ Linda Beidler-D’Aguilar	Director	March 29, 2022
Linda Beidler-D’Aguilar

By:	/s/ Brian E. Butler	Director	March 29, 2022
Brian E. Butler

By:	/s/ Carson K. Ebanks	Director	March 29, 2022
Carson K. Ebanks

By:	/s/ Richard L. Finlay	Director	March 29, 2022
Richard L. Finlay

By:	/s/ Clarence B. Flowers, Jr.	Director	March 29, 2022
Clarence B. Flowers, Jr.

By:	/s/ Leonard J. Sokolow	Director	March 29, 2022
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	March 29, 2022
Raymond Whittaker