Form 10-Q
period 2022-03-31
Consolidated Water Co. Ltd.
filed 2022-05-12
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, 15,285,523 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$43,144,541	$40,358,059
Certificate of deposit	2,518,493	2,500,000
Accounts receivable, net	27,000,827	27,349,307
Inventory	3,101,630	2,504,832
Prepaid expenses and other current assets	2,049,841	2,558,822
Contract assets	828,962	489,961
Current assets of discontinued operations	620,535	1,173,741
Total current assets	79,264,829	76,934,722
Property, plant and equipment, net	51,790,999	52,946,539
Construction in progress	1,325,856	710,863
Inventory, noncurrent	4,831,093	4,733,010
Investment in OC-BVI	1,485,096	1,715,905
Goodwill	10,425,013	10,425,013
Intangible assets, net	3,254,166	3,401,666
Operating lease right-of-use assets	2,502,069	2,681,137
Net asset arising from put/call options	203,000	128,000
Other assets	2,166,409	2,204,013
Long-term assets of discontinued operations	21,144,009	21,146,186
Total assets	$178,392,539	$177,027,054

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$3,418,981	$2,831,925
Accounts payable - related parties	715,549	163,947
Accrued compensation	1,138,577	1,435,542
Dividends payable	1,324,195	1,320,572
Current maturities of operating leases	553,613	592,336
Current portion of long-term debt	62,489	62,489
Contract liabilities	579,852	513,878
Deferred revenue	418,315	583,646
Current liabilities of discontinued operations	195,679	182,322
Total current liabilities	8,407,250	7,686,657
Long-term debt, noncurrent	137,433	152,038
Deferred tax liabilities	1,196,042	1,236,723
Noncurrent operating leases	1,995,747	2,137,394
Other liabilities	141,000	141,000
Long-term liabilities of discontinued operations	5,428	7,819
Total liabilities	11,882,900	11,361,631
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 28,635 and 28,635 shares, respectively	17,181	17,181
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,285,523 and 15,243,693 shares, respectively	9,171,314	9,146,216
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	87,976,319	87,812,432
Retained earnings	61,016,857	60,603,056
Total Consolidated Water Co. Ltd. stockholders' equity	158,181,671	157,578,885
Non-controlling interests	8,327,968	8,086,538
Total equity	166,509,639	165,665,423
Total liabilities and equity	$178,392,539	$177,027,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenue	$19,557,905	$17,103,317
Cost of revenue (including purchases from related parties of $839,432 in 2022 and $155,982 in 2021)	12,412,141	10,976,807
Gross profit	7,145,764	6,126,510
General and administrative expenses (including purchases from related parties of $24,231 in 2022 and $4,429 in 2021)	4,866,117	4,764,486
Gain (loss) on asset dispositions and impairments, net	12,458	(248,933)
Income from operations	2,292,105	1,113,091

Other income (expense):
Interest income	180,687	160,364
Interest expense	(4,081)	(2,860)
Profit-sharing income from OC-BVI	10,125	6,075
Equity in the earnings of OC-BVI	31,766	15,780
Net unrealized gain on put/call options	75,000	131,000
Other	26,230	4,249
Other income, net	319,727	314,608
Income before income taxes	2,611,832	1,427,699
Income tax provision (benefit)	46,273	(2,660)
Net income from continuing operations	2,565,559	1,430,359
Income from continuing operations attributable to non-controlling interests	241,430	128,793
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	2,324,129	1,301,566
Loss from discontinued operations	(607,314)	(312,794)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$1,716,815	$988,772

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.15	$0.08
Discontinued operations	(0.04)	(0.02)
Basic earnings per share	$0.11	$0.06

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.15	$0.08
Discontinued operations	(0.04)	(0.02)
Diluted earnings per share	$0.11	$0.06

Dividends declared per common and redeemable preferred shares	$0.085	$0.085

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,285,523	15,201,458
Diluted earnings per share	15,435,691	15,356,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2021	28,635	$17,181	15,243,693	$9,146,216	$87,812,432	$60,603,056	$8,086,538	$165,665,423
Issue of share capital	—	—	41,830	25,098	(25,098)	—	—	—
Net income	—	—	—	—	—	1,716,815	241,430	1,958,245
Dividends declared	—	—	—	—	—	(1,303,014)	—	(1,303,014)
Stock-based compensation	—	—	—	—	188,985	—	—	188,985
Balance as of March 31, 2022	28,635	$17,181	15,285,523	$9,171,314	$87,976,319	$61,016,857	$8,327,968	$166,509,639

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2020	31,068	$18,641	15,143,683	$9,086,210	$86,893,486	$64,910,709	$8,103,503	$169,012,549
Issue of share capital	—	—	57,577	34,546	(34,546)	—	—	—
Conversion of preferred stock	(215)	(129)	215	129	—	—	—	—
Buyback of preferred stock	(747)	(448)	—	—	(7,065)	—	—	(7,513)
Net income	—	—	—	—	—	988,772	128,793	1,117,565
Dividends declared	—	—	—	—	—	(1,296,197)	(649,880)	(1,946,077)
Stock-based compensation	—	—	—	—	176,210	—	—	176,210
Balance as of March 31, 2021	30,106	$18,064	15,201,475	$9,120,885	$87,028,085	$64,603,284	$7,582,416	$168,352,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities - continuing operations	$4,876,817	$1,466,141
Net cash used in operating activities - discontinued operations	(254,763)	(380,001)
Net cash provided by operating activities	4,622,054	1,086,140

Cash flows from investing activities
Purchase of certificate of deposit	(2,518,493)	—
Maturity of certificate of deposit	2,500,000	—
Additions to property, plant and equipment and construction in progress	(727,925)	(292,803)
Proceeds from asset dispositions	11,043	41,500
Net cash used in investing activities - continuing operations	(735,375)	(251,303)

Cash flows from financing activities
Dividends paid to common shareholders	(1,296,957)	(1,288,726)
Dividends paid to preferred shareholders	(2,434)	(2,641)
Dividends paid to non-controlling interests	—	(649,880)
Repurchase of redeemable preferred stock	—	(7,513)
Payments made on note payable	(14,605)	(10,632)
Net cash used in financing activities	(1,313,996)	(1,959,392)
Net increase (decrease) in cash and cash equivalents	2,572,683	(1,124,555)
Cash and cash equivalents at beginning of period	40,358,059	43,794,150
Cash and cash equivalents at beginning of period - discontinued operations	750,048	154,130
Less: cash and cash equivalents at end of period - discontinued operations	(536,249)	(41,198)
Cash and cash equivalents at end of period	$43,144,541	$42,782,527

Interest paid in cash	$4,081	$2,740

Non-cash transactions:
Dividends declared but not paid	$1,301,704	$1,296,877
Transfers from (to) inventory to (from) property, plant and equipment and construction in progress	$97,284	$75,433
Transfers from construction in progress to property, plant and equipment	$167,065	$81,599
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,716,789
Purchase of equipment through issuance of long-term debt	$—	$58,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd. and its subsidiaries (collectively, the “Company”) supply potable water, treat wastewater and water for reuse and provide water-related products and services to customers in the Cayman Islands, The Bahamas, the United States and the British Virgin Islands. The Company produces potable water from seawater using reverse osmosis technology and sells this water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The Company designs, builds and sells water production and water treatment infrastructure and manages water infrastructure for commercial and governmental customers. The Company also manufactures a wide range of specialized and custom water industry related products and provides design, engineering, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment.

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

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows as of and for the periods presented. The consolidated results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2022.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed consolidated financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Net foreign currency gains (losses) arising from transactions and re-measurements were $22,046 and ($108) for the three months ended March 31, 2022 and 2021, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and certificates of deposit at banks with an original maturity of three months or less. Cash and cash equivalents as of March 31, 2022 and

December 31, 2021 include approximately $7.4 million and $7.4 million, respectively, of certificates of deposits with an original maturity of three months or less.

As of March 31, 2022, the Company held a $2.5 million certificate of deposit with an original maturity of six months.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances for deposits held in The Bahamas as of March 31, 2022 and December 31, 2021 were approximately $8.4 million and $6.4 million, respectively.

Goodwill and intangible assets: Goodwill represents the excess cost of an acquired business over the fair value of the assets and liabilities of the acquired business. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or upon the identification of a triggering event. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. The Company evaluates the possible impairment of goodwill annually as part of its reporting process for the fourth quarter of each fiscal year. Management identifies the Company’s reporting units, which consist of retail, bulk, services, and manufacturing, and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares the fair value to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recorded.

As of December 31, 2021, the Company estimated the fair value of its reporting units by applying the discounted cash flow method, which relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis.

The Company also estimated the fair value of each of its reporting units as of December 31, 2021 by applying the guideline public company method.

The Company weighted the fair values estimated for each of its reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings the Company applied to each method as of December 31, 2021 were 80% to the discounted cash flow method and 20% to the guideline public company method.

The fair values the Company estimated for its retail, bulk, services and manufacturing reporting units exceeded their carrying amounts by 32%, 51%, 15%, and 15% respectively, as of December 31, 2021.

Based upon its most recent estimation prepared as of December 31, 2021, the fair value of the Company’s manufacturing reporting unit exceeded its carrying value by only 15%. If the Company determines in the future that Aerex’s discounted future cash inflows will be less than its present expectation, the Company may be required to record additional impairment losses to reduce the remaining carrying values as of March 31, 2022 of its manufacturing reporting unit’s goodwill of $1,985,211 and its remaining unamortized intangible assets balances of $824,445 recorded as a result of the acquisition of Aerex. Any such impairment losses could have a material adverse impact on the Company’s consolidated results of operations.

Based upon its most recent estimation prepared as of December 31, 2021, the fair value of the Company’s services reporting unit exceeded its carrying value by only 15%. If the Company determines in the future that PERC’s discounted future cash inflows will be less than its present expectation, the Company may be required to record impairment losses to reduce the carrying values as of March 31, 2022 of its services reporting unit’s goodwill of $5,320,416 and its remaining unamortized intangible assets balances of $2,429,721 recorded as a result of the acquisition of PERC. Any such impairment losses could have a material adverse impact on the Company’s consolidated results of operations.

Revenue recognition: Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenue disaggregated by revenue source.

	Three Months Ended March 31,
	2022	2021
Retail revenue	$6,313,200	$5,711,305
Bulk revenue	7,350,644	6,245,970
Services revenue	4,743,820	3,540,846
Manufacturing revenue	1,150,241	1,605,196
Total revenue	$19,557,905	$17,103,317

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

Bulk revenue

The Company produces and supplies water to government-owned utilities in the Cayman Islands and The Bahamas.

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

The Company, through Aerex, is a custom and specialty manufacturer of systems and products applicable to commercial, municipal and industrial water production and treatment. Substantially all of Aerex’s customers are U.S. companies.

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

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	March 31,	December 31
	2022	2021
Revenue recognized to date on contracts in progress	$8,073,714	$6,109,396
Amounts billed to date on contracts in progress	(8,071,419)	(6,370,855)
Retainage	246,815	237,542
Net contract asset (liability)	$249,110	$(23,917)

The above net balances are reflected in the accompanying condensed consolidated balance sheets as follows:

	March 31,	December 31
	2022	2021
Contract assets	$828,962	$489,961
Contract liabilities	(579,852)	(513,878)
Net contract asset (liability)	$249,110	$(23,917)

As of March 31, 2022, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $9.5 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $5.8 million during the remainder of the year ending December 31, 2022 and approximately $3.7 million thereafter.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2021 have been reclassified to conform to the current periods’ presentation.

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

	Three Months Ended March 31, 2022
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$6,313,200	$7,350,644	$4,743,820	$1,150,241	$19,557,905
Cost of revenue	3,053,740	4,687,119	3,649,180	1,022,102	12,412,141
Gross profit	3,259,460	2,663,525	1,094,640	128,139	7,145,764
General and administrative expenses	3,450,406	310,303	779,974	325,434	4,866,117
Gain on asset dispositions and impairments, net	—	—	12,458	—	12,458
Income (loss) from operations	$(190,946)	$2,353,222	$327,124	$(197,295)	2,292,105
Other income, net					319,727
Income before income taxes					2,611,832
Income tax provision					46,273
Net income from continuing operations					2,565,559
Income from continuing operations attributable to non-controlling interests					241,430
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					2,324,129
Loss from discontinued operations					(607,314)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$1,716,815

Depreciation and amortization expenses for the three months ended March 31, 2022 for the retail, bulk, services and manufacturing segments were $615,685, $702,259, $158,999 and $71,208, respectively.

	Three Months Ended March 31, 2021
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$5,711,305	$6,245,970	$3,540,846	$1,605,196	$17,103,317
Cost of revenue	2,707,994	4,155,153	2,721,928	1,391,732	10,976,807
Gross profit	3,003,311	2,090,817	818,918	213,464	6,126,510
General and administrative expenses	3,371,010	377,503	722,020	293,953	4,764,486
Gain (loss) on asset dispositions and impairments, net	(250,000)	1,500	(433)	—	(248,933)
Income (loss) from operations	$(617,699)	$1,714,814	$96,465	$(80,489)	1,113,091
Other income, net					314,608
Income before income taxes					1,427,699
Income tax (benefit)					(2,660)
Net income from continuing operations					1,430,359
Income attributable to non-controlling interests					128,793
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					1,301,566
Loss from discontinued operations					(312,794)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$988,772

Depreciation and amortization expenses for the three months ended March 31, 2021 for the retail, bulk, services and manufacturing segments were $634,255, $953,760, $200,495 and $75,533, respectively.

	As of March 31, 2022
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,594,892	$21,491,345	$2,850,700	$63,890	$27,000,827
Inventory, current and non-current	$2,678,139	$4,181,135	$—	$1,073,449	$7,932,723
Property, plant and equipment, net	$25,850,047	$23,896,511	$479,218	$1,565,223	$51,790,999
Construction in progress	$1,232,327	$31,737	$—	$61,792	$1,325,856
Intangibles, net	$—	$—	$2,429,721	$824,445	$3,254,166
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$61,240,723	$70,647,191	$17,045,216	$7,694,865	$156,627,995
Assets of discontinued operations					$21,764,544
Total assets					$178,392,539

	As of December 31, 2021
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,601,619	$21,682,951	$1,698,797	$1,365,940	$27,349,307
Inventory, current and non-current	$2,787,277	$3,860,808	$—	$589,757	$7,237,842
Property, plant and equipment, net	$26,357,390	$24,476,936	$512,493	$1,599,720	$52,946,539
Construction in progress	$617,334	$31,737	$—	$61,792	$710,863
Intangibles, net	$—	$—	$2,553,888	$847,778	$3,401,666
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$61,736,441	$68,723,405	$16,049,001	$8,198,280	$154,707,127
Assets of discontinued operations					$22,319,927
Total assets					$177,027,054

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2022	2021
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$2,324,129	$1,301,566
Less: preferred stock dividends	(2,434)	(2,559)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	2,321,695	1,299,007
Loss from discontinued operations	(607,314)	(312,794)
Net income available to common shares in the determination of basic earnings per common share	$1,714,381	$986,213

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,285,523	15,201,458
Plus:
Weighted average number of preferred shares outstanding during the period	28,635	30,469
Potential dilutive effect of unexercised options and unvested stock grants	121,533	124,915
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,435,691	15,356,842

5. Discontinued operations - Mexico project development

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

On August 22, 2016, the Public Private Partnership Agreement for the Project (the “APP Contract”) was executed between AdR, the State Water Commission of Baja, California (“CEA”), and the Government of Baja California, as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract required AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican public water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase was to be operational within 36 months of commencing construction and the second phase was to be operational by January 2025. The APP Contract further required AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct would have been transferred to CEA. The APP Contract was subsequently amended by the parties in June 2018 to increase the scope of Phase 1 and to allow for changes in the water tariff due to the changes in the exchange rate for the peso, interest rates and construction costs that had and would occur from the date the APP Contract was signed to the date construction commenced.

On June 29, 2020, AdR received a letter (the “Letter”) from the Director General of CEA and the Director General of CESPT terminating the APP Contract. The Letter requested that AdR provide an inventory of the assets that currently comprise the “Project Works” (as defined in the APP Contract) for the purpose of acknowledging and paying the non-recoverable expenses made by AdR in connection with the Project, with such reimbursement to be calculated in accordance with the terms of the APP Contract. The applicable law required that this list of non-recoverable expenses made by AdR in connection with the Project be submitted to CEA and CESPT within 20 business days from the date of receipt of the Letter. AdR initiated an amparo claim before a federal district court in Tijuana, Baja California, to challenge the provision of the applicable law requiring submittal of the list of non-recoverable expenses within the 20 business days term, as AdR considered such term to be unreasonably short due to the magnitude of the Project and the scope of supporting documentation required to be provided with respect to the non-recoverable expenses. AdR obtained an initial provisional suspension of the lapsing of such 20-day term from the court, and on August 10, 2020 the court made such suspension definitive until the completion of the amparo trial. As such, the 20-day term for filing the list of non-recoverable expenses was suspended. Therefore, on August 28, 2020, AdR submitted their list of non-recoverable expenses, including those of NSC, to CEA and CESPT which was comprised of 51,144,525 United States dollars and an additional 137,333,114 Mexican pesos. In February 2021, AdR withdrew this amparo claim, and such withdrawal was accepted by the federal district court in Tijuana. To date, AdR has not received a formal response from CEA or CESPT to its submission of non-recoverable expenses.

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

Summarized financial information for the discontinued Mexico project development operation is as follows:

	March 31,	December 31,
	2022	2021
Cash	$536,249	$750,048
Prepaid expenses and other current assets	82,062	82,783
Value added taxes receivable (net of allowance of $1,657,083 and $1,279,757, respectively)	2,224	340,910
Land	21,126,898	21,126,898
Other assets	17,111	19,288
Total assets of discontinued operations	$21,764,544	$22,319,927

Total liabilities of discontinued operations	$201,107	$190,141

	Three Months Ended March 31,
	2022	2021
Revenue	$—	$—
Provision for uncollected value added taxes	$377,326	$—
Loss from discontinued operations	$607,314	$312,794
Depreciation expense	$—	$1,136

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

Following a final hearing that took place in March 2022, a resolution dismissing this claim was issued and notified to NSC at the beginning of April 2022. From the publicly available information, it would seem that EWG failed to submit a remedy against such resolution within the applicable term, which expired at the end of April 2022. NSC has submitted a writ requesting an official confirmation on the expiration of such term without EWG having filed a remedy.

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

6. Leases

The Company leases consist primarily of leases for office and warehouse space. For leases with terms greater than twelve months, the related asset and obligation are recorded at the present value of the lease payments over the term. Many of these leases contain rental escalation clauses which are factored into the determination of the lease payments when appropriate. When available, the lease payments are discounted using the rate implicit in the lease; however, the Company’s current leases do not provide a readily determinable implicit rate. Therefore, the Company’s incremental borrowing rate is estimated to discount the lease payments based on information available at the lease commencement.

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	March 31,	December 31
	2022	2021
ASSETS
Current
Prepaid expenses and other current assets	$—	$—
Current assets of discontinued operations	—	2,654
Noncurrent
Operating lease right-of-use assets	2,502,069	2,681,137
Long-term assets of discontinued operations	14,721	16,898
Total lease right-of-use assets	$2,516,790	$2,700,689

LIABILITIES
Current
Current maturities of operating leases	$553,613	$592,336
Current liabilities of discontinued operations	8,790	11,195
Noncurrent
Noncurrent operating leases	1,995,747	2,137,394
Noncurrent liabilities of discontinued operations	5,428	7,819
Total lease liabilities	$2,563,578	$2,748,744

Weighted average remaining lease term:
Operating leases	6.9 years	7.0 years
Operating leases - discontinued operations	1.6 years	1.6 years

Weighted average discount rate:
Operating leases	5.04%	5.03%
Operating leases - discontinued operations	4.77%	4.77%

The components of lease costs were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$166,749	$175,984
Short-term lease costs	25,098	4,429
Lease costs - discontinued operations	9,487	7,414
Total lease costs	$201,334	$187,827

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$190,671	$191,526
Operating cash outflows for operating leases - discontinued operations	2,316	7,820

Future lease payments relating to the Company’s operating lease liabilities from continuing operations as of March 31, 2022 were as follows:

Years ending December 31,	Total
2022	$501,177
2023	643,234
2024	390,629
2025	268,056
2026	227,541
Thereafter	1,007,877
Total future lease payments	3,038,514
Less: imputed interest	(489,154)
Total lease obligations	2,549,360
Less: current obligations	(553,613)
Noncurrent lease obligations	$1,995,747

7. Fair value

As of March 31, 2022 and December 31, 2021, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Certificate of deposit	$—	$2,518,493	$—	$2,518,493
Net asset arising from put/call options	—	—	203,000	203,000

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Certificate of deposit	$—	$2,500,000	$—	$2,500,000
Net asset arising from put/call options	—	—	128,000	128,000

The activity for the Level 3 asset for the three months ended March 31, 2022:

Net asset arising from put/call options
Balance as of December 31, 2021	$128,000
Unrealized gain	75,000
Balance as of March 31, 2022	$203,000

The put/call options are reported at fair value at their net asset or liability balance in the condensed consolidated balance sheets. The underlying asset and liability fair values are calculated using discounted cash flow analysis valuation techniques that incorporate unobservable inputs, such as future cash flows, weighted-average cost of capital, and expected future volatility. The inputs to these valuations are considered Level 3 inputs.

8. Contingencies

COVID-19

The worldwide coronavirus (COVID-19) pandemic was formally recognized by the World Health Organization on March 11, 2020. In response to this pandemic, the governments of the countries in which the Company operates - the Cayman Islands, The Bahamas, and the United States - implemented preventative measures to slow the spread of COVID-19, measures which had profound adverse consequences for the economies of those countries. Tourism, a major economic driver for the Cayman Islands, temporarily ceased due to closing of the country to tourist arrivals by air and sea travel and has yet to return to pre-pandemic levels. Tourist arrivals to The Bahamas by air and sea also declined significantly due to the pandemic and continue to be less than prior to the pandemic due to the continued reluctance of people to travel internationally. Overall economic activity in the United States has also been adversely affected by COVID-19.

As a result of the impact of the COVID-19 pandemic on the economies of the countries in which the Company operates, the Company has experienced, and could continue to experience, decreases in consolidated revenue, net income and cash flows from operations as compared to pre-pandemic periods.

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

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2022 and 2021, the Company generated approximately 32% and 33%, respectively, of its consolidated revenue and 46% and 49%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

The Company is presently unable to determine what impact the resolution of its retail license negotiations will have on its consolidated financial condition or results of operations but such resolution could result in a material reduction (or the loss) of the operating income and cash flows the Company has historically generated from Cayman Water’s retail operations and could require the Company to record impairment losses to reduce the carrying values of its retail segment assets. Such impairment losses could have a material adverse impact on the Company’s consolidated financial condition and results of operations.

CW-Bahamas

CW-Bahamas’ accounts receivable balances (including accrued interest) due from the WSC amounted to $21.2 million as of March 31, 2022 and $21.5 million as of December 31, 2021.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of March 31, 2022, the Company has not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

In February 2022, CW-Bahamas received correspondence from the Ministry of Finance of the Government of the Bahamas that set forth a payment schedule providing for the gradual reduction over the course of 2022 of the CW-Bahamas' delinquent accounts receivable due from the WSC. Such correspondence also indicated that the Government intends to return all of CW-Bahamas’ accounts receivable from the WSC to current status.

Presently, Moody’s Investors Service and Standard & Poor’s have assigned a credit rating to The Bahamas of Ba3 and B+, respectively.

If CW-Bahamas is ultimately unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) the Company may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) the Company may be required to provide an allowance for doubtful accounts for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on the Company’s consolidated financial condition, results of operations, and cash flows.

9. Related party transactions

The Company, through PERC and the services segment, purchases engineering and technology support services from various companies with a minority shareholder in those companies who is also a minority shareholder of PERC. During the three months ended March 31, 2022 and 2021, the Company made total purchases of services from these companies of approximately $839,000 and $156,000, respectively. These total purchases are included in the Company’s cost of revenue in the accompanying condensed consolidated statements of income.

PERC has entered into a sublease agreement with one of these related companies that commenced on March 14, 2021 and ended August 31, 2021. This lease has been extended on a month-to-month basis subsequent to August 31, 2021. During the three months ended March 31, 2022 and 2021, the Company recognized approximately $24,000 and $4,000 of expense related to this lease, respectively. This lease amount is included in the Company's general and administrative expenses in the accompanying condensed consolidated statements of income.

The total amount of accounts payable outstanding to these companies as of March 31, 2022 and December 31, 2021, was approximately $716,000 and $164,000, respectively.

10. Impact of recent accounting standards

Adoption of new accounting standards:

None.

Effect of newly issued but not yet effective accounting standards:

None.

11. Subsequent events

On May 10, 2022, the Company signed a definitive agreement with the WAC for its planned seawater reverse osmosis plant in George Town, Grand Cayman. The Company will design, construct and commission the plant over approximately the next 18 months and then sell the facility to the WAC. The Company will subsequently operate and maintain the plant and produce water for the WAC for the next 10 years after commissioning. The plant will produce up to 2.64 million gallons of potable water per day for the WAC using two independent reverse osmosis trains.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	tourism and weather conditions in the areas we serve;
●	the impacts of the COVID-19 pandemic, particularly on our retail and manufacturing segments;
●	the economic, political and social conditions of each country in which we conduct or plan to conduct business;
●	our relationships with the government entities and other customers we serve;
●	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
●	our ability to successfully enter new markets; and
●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our 2021 Annual Report on Form 10-K.

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

Our critical accounting estimates relate to the valuations of our (i) goodwill, intangible assets and long-lived assets; and (ii) revenue recognition on our construction and manufacturing contracts.

Goodwill and intangible assets

Goodwill represents the excess cost of an acquired business over the fair value of the assets and liabilities of the acquired business. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or upon the identification of a triggering event. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. We evaluate the possible impairment of goodwill annually as part of our reporting process for the fourth quarter of each fiscal year. Management identifies our reporting units, which consist of our retail, bulk, services, and manufacturing operations, and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit and compare these fair values to the carrying amounts of the reporting units. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recorded.

For the year ended December 31, 2021, we estimated the fair value of our reporting units by applying the discounted cash flow method, which relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis.

We also estimated the fair value of each of our reporting units for the year ended December 31, 2021 by applying the guideline public company method.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings we applied to each method for the year ended December 31, 2021 were 80% to the discounted cash flow method and 20% to the guideline public company method.

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

In late July 2021, this former major customer communicated to Aerex that it expected to recommence its purchases of the specialized product from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to the amounts it had purchased from Aerex in 2020 and prior years (based upon the most recent communications from the customer, we now expect such purchases to recommence in late 2022 or early 2023). Our updated sales estimate for this customer based on this new information was substantially below the sales we anticipated to this customer for 2022 and subsequent years that we used in the discounted cash flow projections we prepared for purposes of testing our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. Aerex’s efforts to replace the revenue previously generated from this customer with revenue from existing and new customers have been adversely impacted by the continuing negative economic conditions (caused in part by the COVID-19 pandemic) which have increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials and, we believe, also adversely affected the overall financial condition of Aerex’s current and prospective customers. Accordingly, in light of this new information from Aerex’s former major customer, and the weak economic conditions that we believed would continue through 2022, we updated our projections of future cash flows for the manufacturing reporting unit and tested its goodwill for possible impairment as of June 30, 2021 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. Based upon this testing, we determined that the carrying value of our manufacturing reporting unit exceeded its fair value by $2.9 million, and we recorded an impairment loss to reduce our manufacturing reporting unit’s goodwill by this amount for the three months ended June 30, 2021.

We believe the inherent uncertainties associated with the accounting estimates and assumptions we use for our estimates of our reporting units’ fair values have increased due to the current, less predictable economic conditions, which have resulted in increasing raw material prices, extended and unexpected delays in the procurement and delivery of our raw materials, and have also, we believe, adversely affected our customers. Should interest rates rise significantly in the future we would likely be required to increase the discount rate we use under the discounted cash flow method we use to estimate the fair values of our reporting units, and such increased discount rate in and of itself could decrease the estimated fair value of our reporting units under the discounted cash flow method.

Based upon our most recent estimation prepared as of December 31, 2021, the fair value of our manufacturing reporting unit exceeded its carrying value by only 15%. If we determine in the future that Aerex’s discounted future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values as of March 31, 2022 of our manufacturing reporting unit’s goodwill of $1,985,211 and its remaining unamortized intangible assets balances of $824,445 recorded as a result of the acquisition of Aerex. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

Based upon our most recent estimation prepared as of December 31, 2021, the fair value of our services reporting unit exceeded its carrying value by only 15%. If we determine in the future that PERC’s discounted future cash inflows will be less than our present expectations, we may be required to record impairment losses to reduce the carrying values as of March 31, 2022 of our services reporting unit’s goodwill of $5,320,416 and its remaining unamortized intangible assets balances of $2,429,721 recorded as a result of the acquisition of PERC. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

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

Through our former subsidiary, PT Consolidated Water Bali (“CW-Bali”), we built and operated a seawater reverse osmosis plant with a productive capacity of approximately 264,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We recorded operating losses for CW-Bali as the sales volumes for its plant were insufficient to cover its operating costs. In 2017 we determined, based upon probability-weighted scenarios for CW-Bali’s future undiscounted cash flows, that the carrying values of CW-Bali’s long-lived assets and our investment in CW-Bali were not recoverable. Consequently, we recorded impairment losses of ($1.6 million) in 2017 to reduce the carrying values of these assets to their fair values.

Construction and Manufacturing Contract Revenue Recognition

We design, construct, and sell desalination infrastructure through DesalCo, which serves customers in the Cayman Islands, The Bahamas, and the British Virgin Islands. We design, construct, and sell wastewater and water reuse infrastructure in the U.S. through PERC. Aerex, is a custom and specialty manufacturer in the U.S. of water treatment-related systems and products applicable to commercial, municipal and industrial water production.

We recognize revenue for our construction and our specialized/custom manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to total estimated costs at completion to measure progress toward satisfying its performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, materials and amounts payable to subcontractors. We follow this method since we can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, we record revenue and recognize profit or loss as work on the contract progresses. We estimate total project or manufacturing costs and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and update these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.

The cost estimates we prepare in connection with our construction and manufacturing contracts are subject to inherent uncertainties. Because we base our contract prices on our estimation of future construction and manufacturing costs, the profitability of our construction and manufacturing contracts is highly dependent on our ability to estimate these costs accurately, as almost all of our construction and manufacturing contracts are fixed-price contracts. The cost of materials, labor and subcontractors could increase significantly after we sign a construction or manufacturing contract, which could cause the gross profit for a contract to decline from our previous estimates, adversely affecting our recognition of revenue and gross profit for the contract. Construction or manufacturing contract costs that significantly exceed our initial estimates could have a material adversely impact our consolidated financial condition, results of operations, and cash flows.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1. “Financial Statements” of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021 (“2021 Form 10-K”) and the information set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

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

On June 29, 2020, AdR received a letter (the “Letter”) from the Director General of CEA and the Director General of CESPT terminating the APP Contract. The Letter requested that AdR provide an inventory of the assets that currently comprise the “Project Works” (as defined in the APP Contract) for the purpose of acknowledging and paying the non-recoverable expenses made by AdR in connection with the Project, with such reimbursement to be calculated in accordance with the terms of the APP Contract. The applicable law required that this list of non-recoverable expenses made by AdR in connection with the Project be submitted to CEA and CESPT within 20 business days from the date of receipt of the Letter. AdR initiated an amparo claim before a federal district court in Tijuana, Baja California, to challenge the provision of the applicable law requiring submittal of the list of non-recoverable expenses within the 20 business days term, as AdR considered such term to be unreasonably short due to the magnitude of the Project and the scope of supporting documentation required to be provided with respect to the non-recoverable expenses. AdR obtained an initial provisional suspension of the lapsing of such 20-day term from the court, and on August 10, 2020 the court made such suspension definitive until the completion of the amparo trial. As such, the 20-day term for filing the list of non-recoverable expenses was suspended. Therefore, on August 28, 2020, AdR submitted their list of non-recoverable expenses, including those of NSC, to CEA and CESPT which was comprised of 51,144,525 United States dollars and an additional 137,333,114 Mexican pesos. In February 2021, AdR withdrew this amparo claim, and such withdrawal was accepted by the federal district court in Tijuana. To date, AdR has not received a formal response from CEA or CESPT to its submission of non-recoverable expenses.

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

As a result of the cancellation of the APP Contract, in 2020 we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all Project development expenses, the impairment loss of approximately ($3.0 million) recorded during 2020 for Project assets, and the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, have been reclassified from the services segment to discontinued operations in the accompanying consolidated financial statements. Our net losses from discontinued operations for the three months ended March 31, 2022 and 2021 were ($607,314) and ($312,794), respectively. Our net loss from discontinued operations for 2022 includes a provision of $377,326 for uncollected value added taxes.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2022 was $1,716,815 ($0.11 per share on a fully diluted basis), as compared to $988,772 ($0.06 per share on a fully diluted basis) for 2021.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2022 was $2,324,129 ($0.15 per share on a fully diluted basis), as compared to net income from continuing operations of $1,301,566 ($0.08 per share on a fully diluted basis) for 2021.

Revenue for 2022 increased to $19,557,905 from $17,103,317 in 2021, reflecting revenue increases in our retail, services and bulk segments. These increases were partially offset by a decrease in revenue generated by our manufacturing segment. Gross profit for 2022 was $7,145,764 (37% of total revenue) as compared to $6,126,510 (36% of total revenue) for 2021. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis remained relatively consistent at $4,866,117 for 2022 as compared to $4,764,486 for 2021.

Other income, net, remained consistent at $319,727 for 2022 as compared to $314,608 for 2021.

The COVID-19 pandemic had a material adverse impact on our consolidated results of operations for the three months ended March 31, 2022 and we believe the COVID-19 pandemic will continue to adversely impact our results of operations in future periods. See further discussion herein and at “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies – COVID-19.”

Results by Segment

Retail Segment:

The retail segment incurred a loss from operations of ($190,946) for 2022 as compared to a loss from operations of ($617,699) for 2021.

Revenue generated by our retail water operations increased to $6,313,200 in 2022 from $5,711,305 in 2021 due to an 8% increase in the volume of water sold. The sales volumes for both 2022 and 2021 are significantly below the historical volumes for the retail segment prior to 2020 due to the cessation of tourism on Grand Cayman resulting from border restrictions that lasted from March 2020 through November 2021 in response to the COVID-19 pandemic. The increase in the volume of water sold in 2021 as compared to 2020 reflects the lifting in November 2021 of travel restrictions to the Cayman Islands for vaccinated individuals, which resulted in the resumption of tourism to the Cayman Islands. However, we believe it will be an extended period of time before tourism to the Cayman Islands approaches pre-pandemic levels.

Retail segment gross profit increased to $3,259,460 (52% of retail revenue) for 2022 from $3,003,311 (53% of retail revenue) for 2021 due to the revenue increase.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained relatively consistent at $3,450,406 for 2022 as compared to $3,371,010 for 2021.

Bulk Segment:

The bulk segment contributed $2,353,222 and $1,714,814 to our income from operations for 2022 and 2021, respectively.

Bulk segment revenue was $7,350,644 and $6,245,970 for 2022 and 2021, respectively. The increase in bulk segment revenue is attributable to an increase in energy costs for CW-Bahamas, which increased the energy pass-through component of CW-Bahamas’ rates and, to a lesser extent, an increase of 6% in the volume of water sold by CW-Bahamas.

Gross profit for our bulk segment was $2,663,525 (36% of bulk revenue) and $2,090,817 (33% of bulk revenue) for 2022 and 2021, respectively. Gross profit in dollars and as a percentage of revenue increased in 2022 as compared to 2021 principally due to the revenue increase.

Bulk segment G&A expenses remained relatively consistent at $310,303 for 2022 as compared to $377,503 for 2021.

Services Segment:

The services segment income from operations was $327,124 and $96,465 for 2022 and 2021, respectively.

Services segment revenue increased to $4,743,820 for 2022 from $3,540,846 for 2021 due to increases in both plant design revenue and operating and maintenance revenue.

Gross profit for the services segment was $1,094,640 (23% of services revenue) in 2022 as compared to $818,918 (23% of services revenue) for 2021.

G&A expenses for the services segment remained relatively consistent at $779,974 for 2022 as compared to $722,020 for 2021.

Manufacturing Segment:

The manufacturing segment incurred a loss from operations of ($197,295) for 2022 as compared to a loss from operations of ($80,489) in 2021. Manufacturing revenue was $1,150,241 and $1,605,196 for 2022 and 2021, respectively. Manufacturing revenue under certain contracts has been deferred due to significant product delivery delays requested by customers as well as continuing delayed shipments of raw materials and supplies to Aerex.

Manufacturing gross profit was $128,139 (11% of manufacturing revenue) and $213,464 (13% of manufacturing revenue) for 2022 and 2021, respectively. The decrease in manufacturing gross profit in dollars reflects the decrease in revenue. Gross profit as a percentage of revenue declined due to the greater impact of fixed factory overhead on this measure resulting from the revenue decrease, as we have elected to continue the employment of all of our manufacturing personnel in 2022 despite the decrease in production activity.

G&A expenses for the manufacturing segment remained relatively consistent at $325,434 for 2022 as compared to $293,953 for 2021.

The results of our manufacturing segment have been adversely affected by global economic conditions including but not limited to increasing raw materials prices, increasing human resources costs, tight labor markets, and extended and unexpected delays in the procurement and delivery of raw materials. We believe these global economic conditions have also resulted in product order delays from Aerex’s existing and prospective customers. The current economic conditions could continue (or further deteriorate) and therefore could continue to adversely impact the future results of our manufacturing segment.

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as of March 31, 2022 as compared to December 31, 2021 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Current inventory increased by approximately $597,000 primarily due to the receipt of materials by Aerex for projects for which production has not commenced.

Property, plant and equipment, net decreased by approximately $1.2 million due to the scheduled depreciation of fixed assets.

Construction in progress increased by approximately $615,000 primarily due to the construction of our new West Bay seawater desalination plant.

Accounts payable, accrued expenses and other liabilities increased by approximately $587,000 primarily due to an increase in subcontractor costs in the services segment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the balance of 2022 include capital expenditures for our existing operations of approximately $10.8 million which includes $5.3 million to be incurred for the balance of 2022 for the replacement of the

West Bay seawater desalination plant, approximately $1.9 million for construction of the WAC’s new Red Gate plant and approximately $1.3 million for dividends payable. Our liquidity requirements may also include future quarterly dividends if such dividends are declared by our Board. Our dividend payments amounted to approximately $1.3 million for the three months ended March 31, 2022 and approximately $5.8 million for the year ended December 31, 2021.

As of March 31, 2022, we had cash and cash equivalents of $43.1 million and working capital of $70.9 million. With the possible exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $21.2 million as of March 31, 2022 and $21.5 million as of December 31, 2021. Approximately 77% of the March 31, 2022 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of March 31, 2022, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

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

As of April 30, 2022, CW-Bahamas’ accounts receivable from the WSC totaled $18.7 million.

If CW-Bahamas is ultimately unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) we may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide an allowance for doubtful accounts for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Discussion of Cash Flows for the Three Months Ended March 31, 2022

Our cash and cash equivalents increased to $43,144,541 as of March 31, 2022 from $40,358,059 as of December 31, 2021.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $4,622,054. This net cash reflects the net income incurred for the three months ended March 31, 2022 of $1,958,245 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $1,548,151, a provision for uncollected value added taxes of $377,326 and an increase in inventory of $792,165.

Cash Flows from Investing Activities

Net cash used by our investing activities was $735,375. Cash used was primarily for additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used by our financing activities was $1,313,996, almost all of which related to the payment of dividends.

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

CW-Bahamas sells the water produced by its plants on a bulk basis to the WSC, which in turn provides water to the residences, businesses, and other end users on New Providence. Under the terms of each of its water supply agreements with the WSC, CW-Bahamas charges the WSC a fixed monthly amount, an amount each month that is based upon the amount of water supplied during the month, and pass-through energy charges, therefore CW-Bahamas’ revenue is impacted by changes in energy prices and, to a lesser extent, changes in demand. The volume of water CW-Bahamas sells to the WSC has not adversely impacted by the COVID-19 pandemic notwithstanding the significant downturn in economic activity on New Providence in 2021 and 2020, and water volume sales remain steady as economic activity has increased in 2022. However, the adverse impact of the COVID-19 pandemic on The Bahamas government’s revenue in 2021 and 2020 may continue to delay the collection of CW-Bahamas’ delinquent accounts receivable from the WSC.

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

Approximately 62% of PERC’s revenue of $4.6 million for the three months ended March 31, 2022 was generated in California under contracts with government entities. The State of California has publicly acknowledged on-going difficulties due to the COVID-19 pandemic, and such difficulties presently, or could in the future, extend to the various counties, municipalities, and other government-related entities in California, including PERC’s customers, which could adversely impact PERC’s revenue and the collection of its accounts receivable.

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

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2022 and 2021, we generated approximately 32% and 33%, respectively, of our consolidated revenue and 46% and 49%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

Adoption of New Accounting Standards

None.

Effect of Newly Issued but not yet Effective Accounting Standards

None.

Dividends

●	On January 31, 2022, we paid a dividend of $0.085 to shareholders of record on January 3, 2022.
●	On April 29, 2022, we paid a dividend of $0.085 to shareholders of record on April 1, 2022.

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

Impact of Inflation

Under the terms of our Cayman Islands license and our water sales agreements in The Bahamas and the British Virgin Islands, our water rates are automatically adjusted for inflation on an annual basis. Therefore, the impact of inflation on our gross profit, measured in consistent dollars, historically has not been material. However, we have not increased our retail water rates since January 2018 (despite the inflation that has occurred since that date) due to the lack of a resolution of our negotiations with OfReg for a new retail license. This lack of a rate increase has contributed to a decline in the gross profit generated by our retail segment. Furthermore, our manufacturing segment has been adversely impacted by recent significant increases in raw material costs and our services segment could suffer similar adverse impacts in the future. Should the current inflationary trend continue, our results of operations and cash flows could be materially adversely affected.

Increases in fuel and energy costs and other items could create additional credit risks for us, as our customers’ ability to pay our invoices could be adversely affected by such increases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2021 to the end of the period covered by this report.

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

Following a final hearing that took place in March 2022, a resolution dismissing this claim was issued and notified to NSC at the beginning of April 2022. From the publicly available information, it would seem that EWG failed to submit a remedy against such resolution within the applicable term, which expired at the end of April 2022. NSC has submitted a writ requesting an official confirmation on the expiration of such term without EWG having filed a remedy.

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

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our other periodic reports on Form 10-Q and Form 8-K.

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

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2022 and 2021, we generated approximately 32% and 33%, respectively, of our consolidated revenue and 46% and 49%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $21.2 million as of March 31, 2022 and $21.5 million as of December 31, 2021. Approximately 77% of the March 31, 2022 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary. As of April 30, 2022, CW-Bahamas’ accounts receivable from the WSC totaled approximately $18.7 million.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of March 31, 2022, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

Presently, Moody’s Investors Service and Standard & Poor’s have assigned a credit rating to The Bahamas of Ba3 and B+, respectively.

If CW-Bahamas is ultimately unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) we may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide an allowance for doubtful accounts for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Most of our services segment revenue is generated under short-term contracts. An inability to obtain extensions of these contracts or to obtain new contracts to replace the revenue that is lost from contracts that are not extended could adversely impact our financial results.

PERC, our principal services segment subsidiary, generates most of its revenue from contracts (“O&M contracts”) to operate and maintain water treatment and reuse facilities owned by third parties. For the three months ended March 31, 2022, we generated revenue of approximately $3.6 million under these O&M contracts. PERC’s O&M contracts have terms ranging from one to five years, with varying renewal options exercisable solely at the discretion of the customer. Approximately 19% of PERC’s revenue for the three months ended March 31, 2022 was generated under O&M contracts that expire at various dates through December 31, 2022. If we are unable to obtain extensions of these expiring O&M contracts, or are unable to replace the revenue lost from contracts that expire with revenue from new O&M contracts, our consolidated financial condition, results of operations, and cash flows would be adversely affected.

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

We believe the inherent uncertainties associated with the accounting estimates and assumptions we use for our estimates of our reporting units’ fair values have increased due to current, less predictable economic conditions, which have resulted in increasing raw material prices, extended and unexpected delays in the procurement and delivery of our raw materials, and have also, we believe, adversely affected our customers.

Based upon our most recent estimation prepared as of December 31, 2021, the fair value of our manufacturing reporting unit exceeded its carrying value by only 15%. If we determine in the future that Aerex’s discounted future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values as of March 31, 2022 of our manufacturing reporting unit’s goodwill of $1,985,211 and its remaining unamortized intangible assets balances of $824,445 recorded as a result of the acquisition of Aerex. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

Based upon our most recent estimation prepared as of December 31, 2021, the fair value of our services reporting unit exceeded its carrying value by only 15%. If we determine in the future that PERC’s discounted future cash inflows will be less than our present expectations, we may be required to record impairment losses to reduce the carrying values as of March 31, 2022 of our services reporting unit’s goodwill of $5,320,416 and its remaining unamortized intangible assets balances of $2,429,721 recorded as a result of the acquisition of PERC. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

Current economic conditions are adversely impacting the supply chain for our operations and could have a material adverse impact on our financial results.

As a result of the economic conditions resulting from the COVID-19 pandemic, the Russian invasion of Ukraine, and other factors, we are experiencing issues with our supply chain for the raw materials, components, chemicals, and capital expenditures used in our operations, including rapidly increasing prices, scarcities/shortages, and longer fulfillment times and unexpected delays for our orders to suppliers. Should these economic conditions and issues continue, our operations could be adversely affected, which could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

The profitability of our contracts is dependent upon our ability to accurately estimate construction and operating costs.

The cost estimates we prepare in connection with the construction and operation of our water plants, the water infrastructure we construct and sell to third parties, and our manufacturing contracts, are subject to inherent uncertainties. Additionally, the terms of our water supply contracts may require us to guarantee the price of water on a per unit basis, subject to certain annual inflation and monthly energy cost adjustments, and to assume the risk that the costs associated with producing this water may be greater than anticipated. Because we base our contract prices in part on our estimation of future construction, manufacturing and operating costs, the profitability of our plants and our manufacturing and management contracts is dependent on our ability to estimate these costs accurately. The cost of materials and services and the cost of the delivery of such services may increase significantly after we submit our bid for contract, which could cause the gross profit for a contract to be less than we anticipated when the bid was made. The profit margins we initially expect to generate from a management contract could be further reduced if future operating costs for that contract exceed our estimates of such costs. Any construction, manufacturing, and operating costs for our contracts that significantly exceed our initial estimates could adversely impact our consolidated financial condition, results of operations, and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2022.

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

Date: May 12, 2022