Form 10-Q
period 2022-06-30
Consolidated Water Co. Ltd.
filed 2022-08-11
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, 15,291,431 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$49,093,162	$40,358,059
Certificate of deposit	2,518,493	2,500,000
Accounts receivable, net	22,680,801	27,349,307
Inventory	3,565,223	2,504,832
Prepaid expenses and other current assets	3,988,445	2,558,822
Contract assets	1,098,240	489,961
Current assets of discontinued operations	413,187	1,173,741
Total current assets	83,357,551	76,934,722
Property, plant and equipment, net	50,938,339	52,946,539
Construction in progress	2,034,413	710,863
Inventory, noncurrent	4,933,103	4,733,010
Investment in OC-BVI	1,512,747	1,715,905
Goodwill	10,425,013	10,425,013
Intangible assets, net	3,106,667	3,401,666
Operating lease right-of-use assets	2,298,165	2,681,137
Net asset arising from put/call options	404,000	128,000
Other assets	2,430,208	2,204,013
Long-term assets of discontinued operations	21,141,805	21,146,186
Total assets	$182,582,011	$177,027,054

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$4,049,709	$2,831,925
Accounts payable - related parties	766,775	163,947
Accrued compensation	1,238,127	1,435,542
Dividends payable	1,325,011	1,320,572
Current maturities of operating leases	563,643	592,336
Current portion of long-term debt	85,533	62,489
Contract liabilities	3,225,682	513,878
Deferred revenue	344,539	583,646
Current liabilities of discontinued operations	193,062	182,322
Total current liabilities	11,792,081	7,686,657
Long-term debt, noncurrent	166,272	152,038
Deferred tax liabilities	1,155,362	1,236,723
Noncurrent operating leases	1,850,860	2,137,394
Other liabilities	141,000	141,000
Long-term liabilities of discontinued operations	2,921	7,819
Total liabilities	15,108,496	11,361,631
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 38,239 and 28,635 shares, respectively	22,943	17,181
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,285,523 and 15,243,693 shares, respectively	9,171,314	9,146,216
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	88,178,390	87,812,432
Retained earnings	62,004,903	60,603,056
Total Consolidated Water Co. Ltd. stockholders' equity	159,377,550	157,578,885
Non-controlling interests	8,095,965	8,086,538
Total equity	167,473,515	165,665,423
Total liabilities and equity	$182,582,011	$177,027,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$21,067,127	$16,701,524	$40,625,032	$33,804,841
Cost of revenue (including purchases from related parties of $640,937 and $129,401 for the three months ended, and $1,480,369 and $285,383 for the six months ended, June 30, 2022 and 2021, respectively)	13,591,630	10,636,671	26,003,771	21,613,478
Gross profit	7,475,497	6,064,853	14,621,261	12,191,363
General and administrative expenses (including purchases from related parties of $24,231 and $24,299 for the three months ended, and $48,462 and $28,728 for the six months ended, June 30, 2022 and 2021, respectively)	4,926,691	4,724,304	9,792,808	9,488,790
Gain (loss) on asset dispositions and impairments, net	5,280	(2,896,640)	17,738	(3,145,573)
Income (loss) from operations	2,554,086	(1,556,091)	4,846,191	(443,000)

Other income (expense):
Interest income	110,916	174,645	291,603	335,009
Interest expense	(2,724)	(2,638)	(6,805)	(5,498)
Profit-sharing income from OC-BVI	8,100	4,050	18,225	10,125
Equity in the earnings of OC-BVI	19,551	10,726	51,317	26,506
Net unrealized gain on put/call options	201,000	31,000	276,000	162,000
Other	61,139	15,331	87,369	19,580
Other income, net	397,982	233,114	717,709	547,722
Income (loss) before income taxes	2,952,068	(1,322,977)	5,563,900	104,722
Income tax provision (benefit)	10,152	(6,845)	56,425	(9,505)
Net income (loss) from continuing operations	2,941,916	(1,316,132)	5,507,475	114,227
Income from continuing operations attributable to non-controlling interests	232,197	197,138	473,627	325,931
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	2,709,719	(1,513,270)	5,033,848	(211,704)
Loss from discontinued operations	(419,833)	(151,379)	(1,027,147)	(464,173)
Net income (loss) attributable to Consolidated Water Co. Ltd. stockholders	$2,289,886	$(1,664,649)	$4,006,701	$(675,877)

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.18	$(0.10)	$0.33	$(0.01)
Discontinued operations	(0.03)	(0.01)	(0.07)	(0.03)
Basic earnings (loss) per share	$0.15	$(0.11)	$0.26	$(0.04)

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.18	$(0.10)	$0.33	$(0.01)
Discontinued operations	(0.03)	(0.01)	(0.07)	(0.03)
Diluted earnings (loss) per share	$0.15	$(0.11)	$0.26	$(0.04)

Dividends declared per common and redeemable preferred shares	$0.085	$0.085	$0.26	$0.26

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,285,523	15,201,682	15,285,523	15,201,571
Diluted earnings per share	15,436,421	15,201,682	15,435,956	15,201,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2021	28,635	$17,181	15,243,693	$9,146,216	$87,812,432	$60,603,056	$8,086,538	$165,665,423
Issue of share capital	—	—	41,830	25,098	(25,098)	—	—	—
Net income	—	—	—	—	—	1,716,815	241,430	1,958,245
Dividends declared	—	—	—	—	—	(1,303,014)	—	(1,303,014)
Stock-based compensation	—	—	—	—	188,985	—	—	188,985
Balance as of March 31, 2022	28,635	17,181	15,285,523	9,171,314	87,976,319	61,016,857	8,327,968	166,509,639
Issue of share capital	9,295	5,577	—	—	(5,577)	—	—	—
Net income	—	—	—	—	—	2,289,886	232,197	2,522,083
Exercise of options	309	185	—	—	2,511	—	—	2,696
Dividends declared	—	—	—	—	—	(1,301,840)	(464,200)	(1,766,040)
Stock-based compensation	—	—	—	—	205,137	—	—	205,137
Balance as of June 30, 2022	38,239	$22,943	15,285,523	$9,171,314	$88,178,390	$62,004,903	$8,095,965	$167,473,515

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2020	31,068	$18,641	15,143,683	$9,086,210	$86,893,486	$64,910,709	$8,103,503	$169,012,549
Issue of share capital	—	—	57,577	34,546	(34,546)	—	—	—
Conversion of preferred stock	(215)	(129)	215	129	—	—	—	—
Buyback of preferred stock	(747)	(448)	—	—	(7,065)	—	—	(7,513)
Net income	—	—	—	—	—	988,772	128,793	1,117,565
Dividends declared	—	—	—	—	—	(1,296,197)	(649,880)	(1,946,077)
Stock-based compensation	—	—	—	—	176,210	—	—	176,210
Balance as of March 31, 2021	30,106	18,064	15,201,475	9,120,885	87,028,085	64,603,284	7,582,416	168,352,734
Issue of share capital	8,632	5,179	—	—	(5,179)	—	—	—
Conversion of preferred stock	(896)	(538)	896	538	—	—	—	—
Buyback of preferred stock	(704)	(422)	—	—	(6,928)	—	—	(7,350)
Net income (loss)	—	—	—	—	—	(1,664,649)	197,138	(1,467,511)
Exercise of options	211	126	—	—	1,583	—	—	1,709
Dividends declared	—	—	—	—	—	(1,294,697)	—	(1,294,697)
Stock-based compensation	—	—	—	—	178,589	—	—	178,589
Balance as of June 30, 2021	37,349	$22,409	15,202,371	$9,121,423	$87,196,150	$61,643,938	$7,779,554	$165,763,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities - continuing operations	$13,874,865	$1,662,873
Net cash used in operating activities - discontinued operations	(661,698)	(603,296)
Net cash provided by operating activities	13,213,167	1,059,577

Cash flows from investing activities
Purchase of certificate of deposit	(2,518,493)	—
Maturity of certificate of deposit	2,500,000	—
Additions to property, plant and equipment and construction in progress	(1,796,196)	(497,296)
Proceeds from asset dispositions	24,360	44,860
Net cash used in investing activities - continuing operations	(1,790,329)	(452,436)

Cash flows from financing activities
Dividends paid to common shareholders	(2,595,547)	(2,584,691)
Dividends paid to preferred shareholders	(4,868)	(5,200)
Dividends paid to non-controlling interests	(464,200)	(649,880)
Repurchase of redeemable preferred stock	—	(14,863)
Proceeds received from exercise of stock options	2,696	1,709
Payments made on note payable	(31,144)	(23,195)
Net cash used in financing activities	(3,093,063)	(3,276,120)
Net increase (decrease) in cash and cash equivalents	8,329,775	(2,668,979)
Cash and cash equivalents at beginning of period	40,358,059	43,794,150
Cash and cash equivalents at beginning of period - discontinued operations	750,048	154,130
Less: cash and cash equivalents at end of period - discontinued operations	(344,720)	(69,158)
Cash and cash equivalents at end of period	$49,093,162	$41,210,143

Non-cash transactions:
Issuance of 9,295 and 8,632, respectively, shares of redeemable preferred stock for services rendered	$133,197	$102,203
Issuance of 41,830 and 57,577, respectively, shares of common stock for services rendered	$521,016	$745,468
Conversion (on a one-to-one basis) of 0 and 1,111, respectively, shares of redeemable preferred stock to common stock	$—	$667
Dividends declared but not paid	$1,302,520	$1,295,377
Transfers from (to) inventory to (from) property, plant and equipment and construction in progress	$185,013	$148,138
Net transfers from construction in progress to property, plant and equipment	$240,401	$166,335
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,852,608
Purchase of equipment through issuance of long-term debt	$68,422	$58,220

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

Net foreign currency gains arising from transactions and re-measurements were $6,988 and $14,159 for the three months ended June 30, 2022 and 2021, respectively, and $29,034 and $14,051 for the six months ended June 30, 2022 and 2021, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income (loss).

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and certificates of deposit at banks with an original maturity of three months or less. Cash and cash equivalents as of June 30, 2022 and December 31, 2021 include approximately $7.4 million and $7.4 million, respectively, of certificates of deposits with an original maturity of three months or less.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances for deposits held in The Bahamas as of June 30, 2022, and December 31, 2021 were approximately $11.5 million and $3.9 million, respectively.

Certificate of deposit: As of June 30, 2022 and December 31, 2021, the Company held a certificate of deposit in The Bahamas of $2.5 million and $2.5 million, respectively, with an original maturity of six months.

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

Based upon its estimation prepared as of December 31, 2021, the fair value of the Company’s manufacturing reporting unit exceeded its carrying value by only 15%. If the Company determines in the future that Aerex’s discounted future cash inflows will be less than its present expectation, the Company may be required to record additional impairment losses to reduce the remaining carrying values as of June 30, 2022 of its manufacturing reporting unit’s goodwill of $1,985,211 and its remaining unamortized intangible assets balances of $801,111 recorded as a result of the acquisition of Aerex. Any such impairment losses could have a material adverse impact on the Company’s consolidated results of operations.

Revenue recognition: Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenue disaggregated by revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Retail revenue	$6,526,803	$5,674,790	$12,840,003	$11,386,095
Bulk revenue	8,423,749	6,711,971	15,774,393	12,957,941
Services revenue	5,055,483	3,763,239	9,799,303	7,304,085
Manufacturing revenue	1,061,092	551,524	2,211,333	2,156,720
Total revenue	$21,067,127	$16,701,524	$40,625,032	$33,804,841

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

The Company generates construction and services revenue from DesalCo and PERC and generates manufacturing revenue from Aerex.

The Company recognizes revenue for its construction and custom/specialized manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to total estimated costs at completion to measure progress toward satisfying its performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, materials and amounts payable to subcontractors. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprise of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any contract assets are classified as current assets. Contract liabilities on uncompleted contracts, if any, are classified as current liabilities.

The Company has elected the “right to invoice” practical expedient for revenue recognition on its services agreements and recognizes revenue in the amount to which the Company has a right to invoice.

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	June 30,	December 31
	2022	2021
Revenue recognized to date on contracts in progress	$10,234,946	$6,109,396
Amounts billed to date on contracts in progress	(12,905,981)	(6,370,855)
Retainage	543,593	237,542
Net contract liability	$(2,127,442)	$(23,917)

The above net balances are reflected in the accompanying condensed consolidated balance sheets as follows:

	June 30,	December 31
	2022	2021
Contract assets	$1,098,240	$489,961
Contract liabilities	(3,225,682)	(513,878)
Net contract liability	$(2,127,442)	$(23,917)

As of June 30, 2022, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $102.7 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $34.3 million during the remainder of the year ending December 31, 2022 and approximately $68.4 million thereafter. In addition, the Company recognized revenue of $286,000 in the six months ended June 30, 2022, that was included in the contract liability balance as of December 31, 2021.

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

	Three Months Ended June 30, 2022
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$6,526,803	$8,423,749	$5,055,483	$1,061,092	$21,067,127
Cost of revenue	3,118,411	5,647,583	3,865,867	959,769	13,591,630
Gross profit	3,408,392	2,776,166	1,189,616	101,323	7,475,497
General and administrative expenses	3,345,109	404,072	838,040	339,470	4,926,691
Gain on asset dispositions and impairments, net	1,200	—	4,080	—	5,280
Income (loss) from operations	$64,483	$2,372,094	$355,656	$(238,147)	2,554,086
Other income, net					397,982
Income before income taxes					2,952,068
Income tax provision					10,152
Net income from continuing operations					2,941,916
Income from continuing operations attributable to non-controlling interests					232,197
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					2,709,719
Loss from discontinued operations					(419,833)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$2,289,886

Depreciation and amortization expenses for the three months ended June 30, 2022 for the retail, bulk, services and manufacturing segments were $637,796, $704,841, $168,078 and $70,307, respectively.

	Three Months Ended June 30, 2021
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$5,674,790	$6,711,971	$3,763,239	$551,524	$16,701,524
Cost of revenue	2,781,909	4,386,794	2,878,409	589,559	10,636,671
Gross profit	2,892,881	2,325,177	884,830	(38,035)	6,064,853
General and administrative expenses	3,318,473	303,856	671,585	430,390	4,724,304
Gain (loss) on asset dispositions and impairments, net	3,360	—	—	(2,900,000)	(2,896,640)
Income (loss) from operations	$(422,232)	$2,021,321	$213,245	$(3,368,425)	(1,556,091)
Other income, net					233,114
Loss before income taxes					(1,322,977)
Income tax benefit					(6,845)
Net loss from continuing operations					(1,316,132)
Income attributable to non-controlling interests					197,138
Net loss from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					(1,513,270)
Loss from discontinued operations					(151,379)
Net loss attributable to Consolidated Water Co. Ltd. stockholders					$(1,664,649)

Depreciation and amortization expenses for the three months ended June 30, 2021 for the retail, bulk, services and manufacturing segments were $632,953, $906,292, $204,000 and $70,134, respectively.

	Six Months Ended June 30, 2022
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$12,840,003	$15,774,393	$9,799,303	$2,211,333	$40,625,032
Cost of revenue	6,172,151	10,334,702	7,515,047	1,981,871	26,003,771
Gross profit	6,667,852	5,439,691	2,284,256	229,462	14,621,261
General and administrative expenses	6,795,515	714,375	1,618,014	664,904	9,792,808
Gain on asset dispositions and impairments, net	1,200	—	16,538	—	17,738
Income (loss) from operations	$(126,463)	$4,725,316	$682,780	$(435,442)	4,846,191
Other income, net					717,709
Income before income taxes					5,563,900
Income tax provision					56,425
Net income from continuing operations					5,507,475
Income from continuing operations attributable to non-controlling interests					473,627
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					5,033,848
Loss from discontinued operations					(1,027,147)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$4,006,701

Depreciation and amortization expenses for the six months ended June 30, 2022 for the retail, bulk, services and manufacturing segments were $1,253,481, $1,407,100, $327,077 and $141,515, respectively.

	Six Months Ended June 30, 2021
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$11,386,095	$12,957,941	$7,304,085	$2,156,720	$33,804,841
Cost of revenue	5,489,903	8,541,947	5,600,337	1,981,291	21,613,478
Gross profit	5,896,192	4,415,994	1,703,748	175,429	12,191,363
General and administrative expenses	6,689,483	681,359	1,393,605	724,343	9,488,790
Gain (loss) on asset dispositions and impairments, net	(246,640)	1,500	(433)	(2,900,000)	(3,145,573)
Income (loss) from operations	$(1,039,931)	$3,736,135	$309,710	$(3,448,914)	(443,000)
Other income, net					547,722
Income before income taxes					104,722
Income tax benefit					(9,505)
Net income from continuing operations					114,227
Income from continuing operations attributable to non-controlling interests					325,931
Net loss from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					(211,704)
Loss from discontinued operations					(464,173)
Net loss attributable to Consolidated Water Co. Ltd. stockholders					$(675,877)

Depreciation and amortization expenses for the six months ended June 30, 2021 for the retail, bulk, services and manufacturing segments were $1,267,208, $1,860,052, $404,495 and $145,667, respectively.

	As of June 30, 2022
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,483,105	$13,620,152	$5,962,620	$614,924	$22,680,801
Inventory, current and non-current	$2,736,689	$4,339,891	$—	$1,421,746	$8,498,326
Property, plant and equipment, net	$25,397,237	$23,308,053	$708,496	$1,524,553	$50,938,339
Construction in progress	$1,940,884	$31,737	$—	$61,792	$2,034,413
Intangibles, net	$—	$—	$2,305,556	$801,111	$3,106,667
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$62,530,143	$68,320,138	$21,643,203	$8,533,535	$161,027,019
Assets of discontinued operations					$21,554,992
Total assets					$182,582,011

	As of December 31, 2021
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,601,619	$21,682,951	$1,698,797	$1,365,940	$27,349,307
Inventory, current and non-current	$2,787,277	$3,860,808	$—	$589,757	$7,237,842
Property, plant and equipment, net	$26,357,390	$24,476,936	$512,493	$1,599,720	$52,946,539
Construction in progress	$617,334	$31,737	$—	$61,792	$710,863
Intangibles, net	$—	$—	$2,553,888	$847,778	$3,401,666
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$61,736,441	$68,723,405	$16,049,001	$8,198,280	$154,707,127
Assets of discontinued operations					$22,319,927
Total assets					$177,027,054

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$2,709,719	$(1,513,270)	$5,033,848	$(211,704)
Less: preferred stock dividends	(3,250)	(3,175)	(5,684)	(5,734)
Net income (loss) from continuing operations available to common shares in the determination of basic earnings per common share	2,706,469	(1,516,445)	5,028,164	(217,438)
Loss from discontinued operations	(419,833)	(151,379)	(1,027,147)	(464,173)
Net income (loss) available to common shares in the determination of basic earnings per common share	$2,286,636	$(1,667,824)	$4,001,017	$(681,611)

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,285,523	15,201,682	15,285,523	15,201,571
Plus:
Weighted average number of preferred shares outstanding during the period	29,049	—	28,843	—
Potential dilutive effect of unexercised options and unvested stock grants	121,849	—	121,590	—
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,436,421	15,201,682	15,435,956	15,201,571

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

During July 2022, the State initiated discussions with the Company to potentially resolve the issues related to the cancellation by the government of the Rosarito desalination plant contract as well as potentially addressing the State’s acute water shortage issues. The Company cannot presently determine the outcome of the discussions and the Company has not terminated its efforts to obtain relief through the international arbitration process as a result of these discussions.

The Company cannot provide any assurances that it will be able to obtain reimbursement for any expenses or investments made with respect to the Project.

As a result of the cancellation of the APP Contract, in 2020 the Company discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all Project development expenses and the costs for legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, have been reclassified from the services segment to discontinued operations in the accompanying consolidated financial statements.

Summarized financial information for the discontinued Mexico project development operation is as follows:

	June 30,	December 31,
	2022	2021
Cash	$344,720	$750,048
Prepaid expenses and other current assets	67,962	82,783
Value added taxes receivable (net of allowance of $1,657,871 and $1,279,757, respectively)	505	340,910
Land	21,126,898	21,126,898
Other assets	14,907	19,288
Total assets of discontinued operations	$21,554,992	$22,319,927

Total liabilities of discontinued operations	$195,983	$190,141

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Provision for uncollected value added taxes	$—	$—	$377,326	$—
Loss from discontinued operations	$419,833	$151,379	$1,027,147	$464,173
Depreciation expense	$—	$1,137	$—	$2,273

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

On October 1, 2020 and following an order from a Federal Judge obtained by NSC, the Tenth Civil Judge resolved to (i) move the claim of EWG to arbitration, and (ii) suspend the corresponding ordinary mercantile procedure. EWG challenged such resolution, arguing that its notification was not lawful. The Tenth Civil Judge dismissed such challenge, and thereafter EWG filed a remedy against such dismissal. NSC appeared before the court to vigorously oppose such remedy, and the remedy was subsequently dismissed. To date, arbitration has not been initiated by either party.

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	June 30,	December 31
	2022	2021
ASSETS
Current
Prepaid expenses and other current assets	$70,350	$—
Current assets of discontinued operations	—	2,654
Noncurrent
Operating lease right-of-use assets	2,298,165	2,681,137
Long-term assets of discontinued operations	12,517	16,898
Total lease right-of-use assets	$2,381,032	$2,700,689

LIABILITIES
Current
Current maturities of operating leases	$563,643	$592,336
Current liabilities of discontinued operations	8,394	11,195
Noncurrent
Noncurrent operating leases	1,850,860	2,137,394
Noncurrent liabilities of discontinued operations	2,921	7,819
Total lease liabilities	$2,425,818	$2,748,744

Weighted average remaining lease term:
Operating leases	6.8 years	7.0 years
Operating leases - discontinued operations	1.4 years	1.6 years

Weighted average discount rate:
Operating leases	5.06%	5.03%
Operating leases - discontinued operations	4.96%	4.77%

The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$187,448	$176,641	$354,197	$352,625
Short-term lease costs	25,186	25,331	50,284	29,760
Lease costs - discontinued operations	10,095	7,473	19,582	14,887
Total lease costs	$222,729	$209,445	$424,063	$397,272

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$402,233	$356,763
Operating cash outflows for operating leases - discontinued operations	4,680	15,892

Future lease payments relating to the Company’s operating lease liabilities from continuing operations as of June 30, 2022 were as follows:

Years ending December 31,	Total
2022	$334,997
2023	643,234
2024	390,629
2025	268,056
2026	227,542
Thereafter	1,007,876
Total future lease payments	2,872,334
Less: imputed interest	(457,831)
Total lease obligations	2,414,503
Less: current obligations	(563,643)
Noncurrent lease obligations	$1,850,860

7. Fair value

As of June 30, 2022 and December 31, 2021, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Certificate of deposit	$—	$2,518,493	$—	$2,518,493
Net asset arising from put/call options	—	—	404,000	404,000

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Certificate of deposit	$—	$2,500,000	$—	$2,500,000
Net asset arising from put/call options	—	—	128,000	128,000

The activity for the Level 3 asset for the six months ended June 30, 2022:

Net asset arising from put/call options
Balance as of December 31, 2021	$128,000
Unrealized gain	276,000
Balance as of June 30, 2022	$404,000

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

8. Contingencies

COVID-19

The worldwide coronavirus (COVID-19) pandemic was formally recognized by the World Health Organization on March 11, 2020. In response to this pandemic, the governments of the countries in which the Company operates - the Cayman Islands, The Bahamas, and the United States - implemented preventative measures to slow the spread of COVID-19, measures which had profound adverse consequences for the economies of those countries. Tourism, a major economic driver for the Cayman Islands, temporarily ceased due to closing of the country to tourist arrivals by air and sea travel and has yet to return to pre-pandemic levels. Tourist arrivals to The Bahamas by air and sea also declined significantly due to the pandemic and continue to be less than prior to the pandemic. Overall economic activity in the United States was adversely affected by COVID-19.

As a result of the impact of the COVID-19 pandemic on the economies of the countries in which the Company operates, the Company experienced decreases in consolidated revenue, net income and cash flows from operations as compared to pre-pandemic periods. The economic downturn arising initially from the COVID-19 pandemic and furthered by the Russian invasion of Ukraine and other factors has further adversely affected the Company’s supply chain and the markets for the Company’s products and services. A continuation of the current weak economic conditions could have a material adverse impact on the Company’s consolidated financial condition, results of operations and cash flows.

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2022 and 2021, the Company generated approximately 31% and 34%, respectively, of its consolidated revenue and 46% and 48%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2022 and 2021, the Company generated approximately 32% and 34%, respectively, of its consolidated revenue and 46% and 48%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas

As of March 31, 2022 and December 31, 2021, CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $21.2 million and $21.5 million, respectively.

From time to time, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances.

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

During the three months ended June 30, 2022, CW-Bahamas received approximately $16.4 million in payments on its accounts receivable from the WSC. As of June 30, 2022, CW-Bahamas’ accounts receivable from the WSC had been reduced to $13.5 million.

9. Related party transactions

The Company, through PERC and the services segment, purchases engineering and technology support services from various companies with a minority shareholder in those companies who is also a minority shareholder of PERC. During the three months ended June 30, 2022 and 2021, the Company made total purchases of services from these companies of approximately $641,000 and $129,000, respectively, and approximately $1,480,000 and $285,000 during the six months ended June 30, 2022 and 2021, respectively. These total purchases are included in the Company’s cost of revenue in the accompanying condensed consolidated statements of income.

PERC has entered into a sublease agreement with one of these related companies that commenced on March 14, 2021 and ended August 31, 2021. This lease has been extended on a month-to-month basis subsequent to August 31, 2021. During the three months ended June 30, 2022 and 2021, the Company recognized approximately $24,000 and $24,000 of expense related to this lease, respectively, and approximately $48,000 and $29,000 during the six months ended June 30, 2022 and 2021, respectively. This lease amount is included in the Company's general and administrative expenses in the accompanying condensed consolidated statements of income.

The total amount of accounts payable outstanding to these companies as of June 30, 2022 and December 31, 2021, was approximately $767,000 and $164,000, respectively.

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

In late July 2021, this former major customer communicated to Aerex that it expected to recommence its purchases of the specialized product from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to the amounts it had purchased from Aerex in 2020 and prior years (based upon the most recent communications from the customer, such purchases may not recommence until 2023). Our updated sales estimate for this customer based on this new information was substantially below the sales we anticipated to this customer for 2022 and subsequent years that we used in the discounted cash flow projections we prepared for purposes of testing our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. Furthermore, Aerex’s efforts to replace the revenue previously generated from this customer with revenue from existing and new customers have been adversely impacted by the continuing negative economic conditions (caused in part by the COVID-19 pandemic) which have increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials, and also adversely affected the overall financial condition of Aerex’s current and prospective customers. Accordingly, in light of this new information from Aerex’s former major customer, and the on-going weak economic conditions that we believed would continue through 2022, we updated our projections of future cash flows for the manufacturing reporting unit and tested its goodwill for possible impairment as of June 30, 2021 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. Based upon this testing, we determined that the carrying value of our manufacturing reporting unit exceeded its fair value by $2.9 million, and we recorded an impairment loss to reduce our manufacturing reporting unit’s goodwill by this amount for the three months ended June 30, 2021.

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

Based upon our estimation prepared as of December 31, 2021, the fair value of our manufacturing reporting unit exceeded its carrying value by only 15%. If we determine in the future that Aerex’s discounted future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values as of June 30, 2022 of our manufacturing reporting unit’s goodwill of $1,985,211 and its remaining unamortized intangible assets balances of $801,111 recorded as a result of the acquisition of Aerex. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

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

During July 2022, the State initiated discussions with us to potentially resolve the issues related to the cancellation by the government of the Rosarito desalination plant contract as well as potentially addressing the State’s acute water shortage issues. We cannot presently determine the outcome of the discussions and we have not terminated our efforts to obtain relief through the international arbitration process as a result of these discussions.

We cannot provide any assurances that we will be able to obtain reimbursement for any expenses or investments made with respect to the Project.

As a result of the cancellation of the APP Contract, in 2020 we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all Project development expenses and the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, have been reclassified from the services segment to discontinued operations in the accompanying consolidated financial statements. Our net losses from discontinued operations for the three months ended June 30, 2022 and 2021 were ($419,833) and ($151,379), respectively.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2022 was $2,289,886 ($0.15 per share on a fully diluted basis), as compared to a net loss of ($1,664,649) (($0.11) per share on a fully diluted basis) for 2021.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2022 was $2,709,719 ($0.18 per share on a fully diluted basis), as compared to a net loss from continuing operations of ($1,513,270) (($0.10) per share on a fully diluted basis) for 2021.

Revenue for 2022 increased to $21,067,127 from $16,701,524 in 2021, reflecting revenue increases in all of our four segments. Gross profit for 2022 was $7,475,497 (35% of total revenue) as compared to $6,064,853 (36% of total revenue) for 2021. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis remained relatively consistent at $4,926,691 for 2022 as compared to $4,724,304 for 2021.

Other income, net, increased to $397,982 for 2022 as compared to $233,114 for 2021 primarily due to an unrealized gain of $201,000 recorded for the valuation of the put/call options associated with the acquisition of a majority interest in PERC, as compared to an unrealized gain recorded on these options of $31,000 in 2021.

The COVID-19 pandemic had a material adverse impact on our consolidated results of operations for the three months ended June 30, 2022 and we believe the COVID-19 pandemic will continue to adversely impact our results of operations in future periods. See further discussion herein and at “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies – COVID-19.”

Results by Segment

Retail Segment:

The retail segment recorded income from operations of $64,483 for 2022 as compared to a loss from operations of ($422,232) for 2021.

Revenue generated by our retail water operations increased to $6,526,803 in 2022 from $5,674,790 in 2021 in part due to an 8% increase in the volume of water sold. The sales volumes for both 2022 and 2021 are significantly below the historical volumes for the retail segment prior to 2020 due to the cessation of tourism on Grand Cayman resulting from border restrictions that lasted from March 2020 through November 2021 in response to the COVID-19 pandemic. The increase in the volume of water sold in 2022 as compared to 2021 resulted from the lifting in November 2021 of travel restrictions to the Cayman Islands for vaccinated individuals, which allowed the resumption of tourism to the Cayman Islands and the reopening of many tourist properties that we serve in Grand Cayman. However, we believe it will be an extended period of time before tourism to the Cayman Islands approaches pre-pandemic levels. Retail revenue also increased due to higher energy costs which increased the energy pass-through component of our water rates and a more favorable rate mix, as much of the volume increase for the quarter was due to higher sales volumes to tourist industry related customers, which pay higher per gallon rates than other retail customers.

Retail segment gross profit increased to $3,408,392 (52% of retail revenue) for 2022 from $2,892,881 (51% of retail revenue) for 2021 due to the revenue increase.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained relatively consistent at $3,345,109 for 2022 as compared to $3,318,473 for 2021.

Bulk Segment:

The bulk segment contributed $2,372,094 and $2,021,321 to our income from operations for 2022 and 2021, respectively.

Bulk segment revenue was $8,423,749 and $6,711,971 for 2022 and 2021, respectively. The increase in bulk segment revenue is attributable to an increase in energy costs for CW-Bahamas, which increased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $2,776,166 (33% of bulk revenue) and $2,325,177 (35% of bulk revenue) for 2022 and 2021, respectively. Gross profit in dollars increased in 2022 as compared to 2021 principally due to the revenue increase.

Bulk segment G&A expenses remained relatively consistent at $404,072 for 2022 as compared to $303,856 for 2021.

Services Segment:

The services segment income from operations was $355,656 and $213,245 for 2022 and 2021, respectively.

Services segment revenue increased to $5,055,483 for 2022 from $3,763,239 for 2021 due to increases in both plant design and construction revenue and operating and maintenance revenue.

Gross profit for the services segment was $1,189,616 (24% of services revenue) in 2022 as compared to $884,830 (24% of services revenue) for 2021.

G&A expenses for the services segment remained relatively consistent at $838,040 for 2022 as compared to $671,585 for 2021.

Manufacturing Segment:

The manufacturing segment incurred a loss from operations of ($238,147) for 2022 as compared to a loss from operations of ($3,368,425) in 2021. The net loss from operations in 2021 included a $2.9 million impairment loss due to decline in Aerex’s projected future cash flows.

Manufacturing revenue was $1,061,092 and $551,524 for 2022 and 2021, respectively. Certain manufacturing contracts have been delayed due to current supply chain and economic conditions, which have resulted in significant product delivery delays requested by customers as well as continuing delayed shipments of raw materials and supplies to Aerex.

Manufacturing gross profit was $101,323 (10% of manufacturing revenue) for 2022 as compared to a gross loss of ($38,035) ((7)% of manufacturing revenue) for 2021. The increase in manufacturing gross profit in dollars reflects the increase in revenue. Gross profit as a percentage of revenue has remained low due to the greater impact of fixed factory overhead on this measure resulting from the revenue decrease, as we have elected not to furlough or terminate the employment of our highly-skilled manufacturing personnel in 2022 and 2021 despite the decrease in production activity.

G&A expenses for the manufacturing segment remained relatively consistent at $339,470 for 2022 as compared to $430,390 for 2021.

The results of our manufacturing segment have been adversely affected by current economic conditions including but not limited to increasing raw materials prices, rising human resources costs, tight labor markets, and extended and unexpected delays in the procurement and delivery of raw materials. We believe these economic conditions have also resulted in product order delays from Aerex’s existing and prospective customers. The current economic conditions could continue (or further deteriorate) and therefore could continue to adversely impact the future results of our manufacturing segment.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Discontinued Operations – Mexico Project Development

As previously discussed, on June 29, 2020, the State of Baja California cancelled its APP Contract with AdR for the Project. As a result of the cancellation of the APP Contract, during the three months ended June 30, 2020, we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project.

Our net loss from discontinued operations for the six months ended June 30, 2022 and 2021 was ($1,027,147) and ($464,173), respectively, and consists of  the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, and for 2022, a provision of $377,326 for potentially uncollectible value added tax refunds.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2022 was $4,006,701 ($0.26 per share on a fully diluted basis), as compared to a loss of ($675,877) (($0.04) per share on a fully diluted basis) for 2021.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2022 was $5,033,848 ($0.33 per share on a fully diluted basis), as compared to net loss from continuing operations of ($211,704) (($0.01) per share on a fully diluted basis) for 2021.

Revenue for 2022 increased to $40,625,032 from $33,804,841 in 2021, reflecting substantial revenue increases in our retail, services and bulk segments along with a minor revenue increase in our manufacturing segment. Gross profit for 2022 was $14,621,261 (36% of total revenue) as compared to $12,191,363 (36% of total revenue) for 2021. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

G&A expenses on a consolidated basis remained relatively consistent at $9,792,808 for 2022 as compared to $9,488,790 for 2021.

Other income, net, increased to $717,709 for 2022 as compared to $547,722 for 2021 primarily due to an unrealized gain of $276,000 recorded for the valuation of the put/call options associated with the acquisition of a majority interest in PERC, as compared to an unrealized gain recorded on these options of $162,000 in 2021.

The COVID-19 pandemic had a material adverse impact on our consolidated results of operations for the six months ended June 30, 2022 and we believe the COVID-19 pandemic will continue to adversely impact our results of operations in future periods. See further discussion herein and at “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies – COVID-19.”

Results by Segment

Retail Segment:

The retail segment incurred a loss from operations of ($126,463) for 2022 as compared to a loss from operations of ($1,039,931) for 2021.

Revenue generated by our retail water operations increased to $12,840,003 in 2022 from $11,386,095 in 2021 in part due to an 8% increase in the volume of water sold. The sales volumes for both 2022 and 2021 are significantly below the historical volumes for the retail segment prior to 2020 due to the cessation of tourism on Grand Cayman resulting from border restrictions that lasted from March 2020 through November 2021 in response to the COVID-19 pandemic. The increase in the volume of water sold in 2022 as compared to 2021 resulted from the lifting in November 2021 of travel restrictions to the Cayman Islands for vaccinated individuals, which allowed the resumption of tourism to the Cayman Islands and the reopening of many tourist properties that we serve in Grand Cayman. However, we believe it will be an extended period of time before tourism to the Cayman Islands approaches pre-pandemic levels. Retail revenue also increased due to higher energy costs which increased the energy pass-through component of our water rates and a more favorable rate mix, as much of the volume increase for the quarter was due to higher sales volumes to tourist industry related customers, which pay higher per gallon rates than other retail customers.

Retail segment gross profit increased to $6,667,852 (52% of retail revenue) for 2022 from $5,896,192 (52% of retail revenue) for 2021 due to the revenue increase.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained relatively consistent at $6,795,515 for 2022 as compared to $6,689,483 for 2021.

Bulk Segment:

The bulk segment contributed $4,725,316 and $3,736,135 to our income from operations for 2022 and 2021, respectively.

Bulk segment revenue was $15,774,393 and $12,957,941 for 2022 and 2021, respectively. The increase in bulk segment revenue is primarily attributable to an increase in energy costs for CW-Bahamas, which increased the energy pass-through component of CW-Bahamas’ rates and, to a lesser extent, an increase of 4% in the volume of water sold by CW-Bahamas.

Gross profit for our bulk segment was $5,439,691 (34% of bulk revenue) and $4,415,994 (34% of bulk revenue) for 2022 and 2021, respectively. Gross profit in dollars increased in 2022 as compared to 2021 principally due to the revenue increase.

Bulk segment G&A expenses remained relatively consistent at $714,375 for 2022 as compared to $681,359 for 2021.

Services Segment:

The services segment income from operations was $682,780 and $309,710 for 2022 and 2021, respectively.

Services segment revenue increased to $9,799,303 for 2022 from $7,304,085 for 2021 due to increases in both plant design and construction revenue and operating and maintenance revenue.

Gross profit for the services segment was $2,284,256 (23% of services revenue) in 2022 as compared to $1,703,748 (23% of services revenue) for 2021.

G&A expenses for the services segment remained relatively consistent at $1,618,014 for 2022 as compared to $1,393,605 for 2021.

Manufacturing Segment:

The manufacturing segment incurred a loss from operations of ($435,442) for 2022 as compared to a loss from operations of ($3,448,914) in 2021. The net loss from operations in 2021 included a $2.9 million impairment loss due to decline in Aerex’s projected future cash flows.

Manufacturing revenue was $2,211,333 and $2,156,720 for 2022 and 2021, respectively. Certain manufacturing contracts have been delayed due to significant product delivery delays requested by customers as well as continuing delayed shipments of raw materials and supplies to Aerex.

Manufacturing gross profit was $229,462 (10% of manufacturing revenue) and $175,429 (8% of manufacturing revenue) for 2022 and 2021, respectively. The increase in manufacturing gross profit in dollars reflects the increase in revenue. Gross profit as a percentage of revenue has remained relatively low due to the greater impact of fixed factory overhead on this measure resulting from the revenue decrease, as we have elected not to furlough or terminate the employment of our highly-skilled manufacturing personnel in 2022 and 2021 despite the decrease in production activity.

G&A expenses for the manufacturing segment remained relatively consistent at $664,904 for 2022 as compared to $724,343 for 2021.

The results of our manufacturing segment have been adversely affected by current economic conditions including but not limited to increasing raw materials prices, rising human resources costs, tight labor markets, and extended and unexpected delays in the procurement and delivery of raw materials. We believe these economic conditions have also resulted in product order delays from Aerex’s existing and prospective customers. The current economic conditions could continue (or further deteriorate) and therefore could continue to adversely impact the future results of our manufacturing segment.

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as of June 30, 2022 as compared to December 31, 2021 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable decreased by approximately $4.7 million due to the collection by CW-Bahamas of significant delinquent receivables balances owed by the WSC. This decrease in CW-Bahamas’ accounts receivable balance was partially offset by an increase in PERC’s accounts receivables.

Current inventory increased by approximately $1.0 million primarily due to an increase in Aerex’s inventory, as certain of its manufacturing contracts have been delayed, resulting in extended retention times for various inventory items purchased for these contracts.

Prepaid expenses and other current assets increased by approximately $1.4 million primarily due to annual insurance premiums that were paid in June 2022.

Property, plant and equipment, net decreased by approximately $2.0 million due to the scheduled depreciation of fixed assets.

Construction in progress increased by approximately $1.3 million due to construction activity for Cayman Water’s replacement of its West Bay desalination plant.

Accounts payable, accrued expenses and other liabilities increased by approximately $1.2 million primarily due to an increase in subcontractor costs in the services segment.

Contract liabilities increased by $2.7 million due to billings made by the services segment in connection with PERC’s new contract to construct a wastewater treatment facility in Arizona.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the balance of 2022 include capital expenditures for our existing operations of approximately $10.1 million which includes $3.3 million to be incurred for the balance of 2022 for the replacement of the West Bay seawater desalination plant and approximately $3.5 million for construction of the WAC’s new Red Gate plant. We paid approximately $1.3 million in dividends in July 2022. Our liquidity requirements may also include future quarterly dividends if such dividends are declared by our Board.

As of June 30, 2022, we had cash and cash equivalents of $49.1 million and working capital of $71.6 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

As of March 31, 2022 and December 31, 2021, CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $21.2 million and $21.5 million, respectively.

From time to time, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances.

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

During the three months ended June 30, 2022, CW-Bahamas received approximately $16.4 million in payments on its accounts receivable from the WSC. As of June 30, 2022, CW-Bahamas’ accounts receivable from the WSC had been reduced to $13.5 million.

Discussion of Cash Flows for the Six Months Ended June 30, 2022

Our cash and cash equivalents increased to $49,093,162 as of June 30, 2022 from $40,358,059 as of December 31, 2021.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $13,213,167. This net cash reflects the net income incurred for the six months ended June 30, 2022 of $4,480,328 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $3,129,173, an increase in billings in excess of cost and estimated earnings and accounts payable and accrued expenses of $4,335,001, a decrease in overall accounts receivable of $4,671,827 and a provision for uncollected value added taxes of $377,326.

Cash Flows from Investing Activities

Net cash used by our investing activities was $1,790,329. Cash used was primarily for additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used by our financing activities was $3,093,063, almost all of which related to the payment of dividends.

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

In November 2021, the Cayman Islands began allowing vaccinated travelers to visit the islands without the need to quarantine. However, the testing requirements upon arrival on the islands, and the fact that families with unvaccinated children were still required to quarantine, continued to restrict the number of overseas visitors. Recently, the Cayman Islands began allowing children to take the vaccination status of their parents and eliminated the testing requirements upon arrival for vaccinated visitors. This easing of restrictions has positively impacted tourism to the Cayman Islands. However, tourism to the Cayman Islands continues to be approximately one-half of pre-COVID-19 levels. We expect that our retail segment revenue and cash flows will continue to be materially adversely impacted until such time as tourism and the economy in the Cayman Islands fully recover from the impact and effects of the COVID-19 pandemic.

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

CW-Bahamas

The government of The Bahamas enacted Emergency Powers Regulations which became effective March 18, 2020 in an effort to combat the spread of COVID-19. Initially, these regulations closed all businesses not deemed essential by the government, encouraged the employees of non-essential businesses to work remotely and imposed 24-hour shelter-in-place curfew on all residents of The Bahamas other than those engaged in essential or pre-approved activities. On March 24, 2020, the government banned all international travel to The Bahamas by closing all airports and seaports. As a result of the measures taken by The Bahamas government, tourism on New Providence Island, where CW-Bahamas operates, temporarily ceased and economic activity in The Bahamas slowed dramatically. During the summer of 2020, travel restrictions were briefly lifted then reimposed. In November 2020, shelter-in-place regulations were loosened, and commercial and retail operations were permitted to open with limited capacity although working from home was still encouraged. The Emergency Powers Regulations expired on November 13, 2021 and the government then enacted new rules to prevent and manage community spread of COVID-19. Restrictions on economic activity have largely been lifted subject to businesses adhering to social distancing protocols, requiring customers to wear face masks and practicing regular sanitization. International travel to The Bahamas is permitted to individuals with proof of vaccination against COVID-19 or documentation of a negative COVID-19 test completed within 72 hours of arrival in The Bahamas. Home port cruise ship departures from the Port of Nassau commenced in June 2021 and cruise ship arrivals into The Bahamas commenced in July 2021. Cruise ships are no longer required to disclose passenger and crew vaccination status.

CW-Bahamas sells the water produced by its plants on a bulk basis to the WSC, which in turn provides water to the residences, businesses, and other end users on New Providence. Under the terms of each of its water supply agreements with the WSC, CW-Bahamas charges the WSC a fixed monthly amount, an amount each month that is based upon the amount of water supplied during the month, and pass-through energy charges, therefore CW-Bahamas’ revenue is impacted by changes in energy prices and, to a lesser extent, changes in demand. The volume of water CW-Bahamas sells to the WSC has not adversely impacted by the COVID-19 pandemic despite the reduced economic activity on New Providence in 2021, and water volume sales remain steady as economic activity has increased in 2022.

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

Aerex

Aerex presently has 12 manufacturing employees. Should a number of these employees become ill or be required to enter quarantine because of COVID-19, Aerex could be required to reduce or cease its manufacturing activities, which could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

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

Approximately 60% of PERC’s revenue of $9.4 million for the six months ended June 30, 2022 was generated in California under contracts with government entities. The State of California has publicly acknowledged on-going difficulties due to the COVID-19 pandemic, and such difficulties presently, or could in the future, extend to the various counties, municipalities, and other government-related entities in California, including PERC’s customers, which could adversely impact PERC’s revenue and the collection of its accounts receivable.

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

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2022 and 2021, we generated approximately 31% and 34%, respectively, of our consolidated revenue and 46% and 48%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2022 and 2021, the Company generated approximately 32% and 34%, respectively, of its consolidated revenue and 46% and 48%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

Adoption of New Accounting Standards

None.

Effect of Newly Issued but not yet Effective Accounting Standards

None.

Dividends

●	On January 31, 2022, we paid a dividend of $0.085 to shareholders of record on January 3, 2022.
●	On April 29, 2022, we paid a dividend of $0.085 to shareholders of record on April 1, 2022.
●	On May 24, 2022, our Board declared a dividend of $0.085 payable on July 29, 2022 to shareholders of record on July 1, 2022.

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

Impact of Inflation

Under the terms of our Cayman Islands license and our water sales agreements in The Bahamas and the British Virgin Islands, our water rates are automatically adjusted for inflation on an annual basis. Therefore, the impact of inflation on our gross profit, measured in consistent dollars, historically has not been material. However, we have not increased our retail water rates since January 2018 (despite the inflation that has occurred since that date) due to the lack of a resolution of our negotiations with OfReg for a new retail license. This lack of a rate increase has contributed to a decline in the gross profit generated by our retail segment. Furthermore, our manufacturing segment has been adversely impacted by recent significant increases in raw material costs and our services segment could suffer similar adverse impacts in the future. Should the current inflationary trend continue, our consolidated results of operations and cash flows could be materially adversely affected.

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

On October 1, 2020 and following an order from a Federal Judge obtained by NSC, the Tenth Civil Judge resolved to (i) move the claim of EWG to arbitration, and (ii) suspend the corresponding ordinary mercantile procedure. EWG challenged such resolution, arguing that its notification was not lawful. The Tenth Civil Judge dismissed such challenge, and thereafter EWG filed a remedy against such dismissal. NSC appeared before the court to vigorously oppose such remedy, and the remedy was subsequently dismissed. To date, arbitration has not been initiated by either party.

Notwithstanding the resolution of the Tenth Civil Judge to move to EWG’s claim to arbitration and the dismissal of the remedy requested by EWG discussed in the previous paragraph, subparagraphs a) and b) that follow describe certain amparo claims, and an appeal remedy arising therefrom.

a) Amparo filed by EWG against a resolution of the Tenth Civil Judge.

In July 2021, EWG filed an amparo claim against the resolution of the Tenth Civil Judge dismissing the remedy filed by EWG against the October 1, 2020 resolution within the mentioned ordinary mercantile claim. NSC filed before the corresponding amparo court a writ vigorously opposing this claim. Considering the foregoing, and that AdR was only named as a third party with interest, it was not necessary for AdR to submit arguments against EWG in this claim. Further, CW-Cooperatief was not notified of this amparo claim.

Within this amparo claim, the Third District Court in Tijuana granted a suspension in favor of EWG, merely for the effect of holding in place the referral to arbitration subject matter of the October 1, 2020 resolution mentioned above. Such suspension was conditioned on the posting by EWG of a guarantee in the amount of 50,000 Mexican pesos, which was not posted. Regardless of the effects of the suspension and the lack of the posting of a guarantee, NSC filed an appeal remedy against its granting (as described in item b) below).

Following a final hearing that took place in March 2022, a resolution dismissing this claim was issued and notified to NSC at the beginning of April 2022. Based upon publicly available information, EWG failed to submit a remedy against such resolution within the applicable term, which expired at the end of April 2022. NSC submitted a writ requesting an official confirmation on the expiration of such term without EWG having filed a remedy. Such writ was resolved through a confirmation of the expiration of such term, issued near the end of May 2022. By means of such resolution, this amparo claim has concluded.

b) Appeal filed by NSC against the suspension granted in favor of EWG.

The appeal remedy mentioned in the second paragraph of item a) immediately above was admitted by the superior court on October 18, 2021. Considering the definitive conclusion of the amparo claim mentioned in item a) immediately above, in July 2022 this appeal was resolved as having no subject matter.

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

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2022 and 2021, we generated approximately 31% and 34%, respectively, of our consolidated revenue and 46% and 48%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2022 and 2021, the Company generated approximately 32% and 34%, respectively, of its consolidated revenue and 46% and 48%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

PERC, our principal services segment subsidiary, generates most of its revenue from contracts (“O&M contracts”) to operate and maintain water treatment and reuse facilities owned by third parties. For the three and six months ended June 30, 2022, we generated revenue of approximately $3.5 million and $7.1 million, respectively, under these O&M contracts. PERC’s O&M contracts have terms ranging from one to five years, with varying renewal options exercisable solely at the discretion of the customer. Approximately 36% of PERC’s revenue for the six months ended June 30, 2022 was generated under O&M contracts that expire at various dates through June 30, 2023. If we are unable to obtain extensions of these expiring O&M contracts, or are unable to replace the revenue lost from contracts that expire with revenue from new O&M contracts, our consolidated financial condition, results of operations, and cash flows would be adversely affected.

If the future financial performance of Aerex falls short of our most recent financial projections for this subsidiary, we may be required to record impairment losses to reduce the carrying values of the goodwill and intangible assets of our manufacturing reporting unit.

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

In late July 2021, this former major customer communicated to Aerex that it expected to recommence its purchases of the specialized product from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to the amounts it had purchased from Aerex in 2020 and prior years (based upon the most recent communications from the customer, such purchases may not recommence until 2023). Our updated sales estimate for this customer based on this new information was substantially below the anticipated sales to this customer for 2022 and subsequent years that we used in the discounted cash flow projections we prepared for purposes of testing our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. Furthermore, Aerex’s efforts to replace the revenue previously generated from this customer with revenue from existing and new customers have been adversely impacted by the continuing negative economic conditions (caused in part by the COVID-19 pandemic) which have increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials, and also adversely affected the overall financial condition of Aerex’s current and prospective customer base. Accordingly, in light of this new information from Aerex’s former major customer and the on-going weak economic conditions that we believed would continue through 2022, we updated our projections of future cash flows for the manufacturing reporting unit and tested its goodwill for possible impairment as of June 30, 2021 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. Based upon this testing, we determined that the carrying value of our manufacturing reporting unit exceeded its fair value by $2.9 million, and we recorded an impairment loss to reduce our manufacturing reporting unit’s goodwill by this amount for the three months ended June 30, 2021.

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

Based upon our estimation prepared as of December 31, 2021, the fair value of our manufacturing reporting unit exceeded its carrying value by only 15%. If we determine in the future that Aerex’s discounted future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values as of June 30, 2022 of our manufacturing reporting unit’s goodwill of $1,985,211 and its remaining unamortized intangible assets balances of $801,111 recorded as a result of the acquisition of Aerex. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2022, we issued 9,295 shares of preferred stock to 74 employees for services rendered. The issuance of the preferred stock to 66 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 as amended (the “Securities Act”), because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). The issuance to eight employees who are US persons was exempt under Section 4(a)(2) of the Securities Act. The US persons are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through their business relationship with us, to information about us.

In June 2022, we also issued 309 shares of preferred stock to two employees for cash at a price of $8.73 per share. The issuance of the preferred stock to one employee was exempt from registration under Regulation S promulgated under the Securities Act because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). One employee is a US person and the issuance of such shares to him was exempt under Section 4(a)(2) of the Securities Act. The US person is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through the employee's business relationship with us, to information about us.

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

Date: August 11, 2022