Form 10-Q
period 2022-09-30
Consolidated Water Co. Ltd.
filed 2022-11-14
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, 15,292,108 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$51,085,289	$40,358,059
Certificate of deposit	—	2,500,000
Accounts receivable, net	24,352,487	27,349,307
Inventory	4,053,662	2,504,832
Prepaid expenses and other current assets	4,696,845	2,558,822
Contract assets	1,658,912	489,961
Net asset arising from put/call options	157,000	128,000
Current assets of discontinued operations	500,661	1,173,741
Total current assets	86,504,856	77,062,722
Property, plant and equipment, net	50,236,746	52,946,539
Construction in progress	2,618,972	710,863
Inventory, noncurrent	4,882,659	4,733,010
Investment in OC-BVI	1,538,743	1,715,905
Goodwill	10,425,013	10,425,013
Intangible assets, net	2,959,166	3,401,666
Operating lease right-of-use assets	2,179,159	2,681,137
Other assets	2,525,864	2,204,013
Long-term assets of discontinued operations	21,139,574	21,146,186
Total assets	$185,010,752	$177,027,054

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$6,332,647	$2,831,925
Accounts payable - related parties	569,088	163,947
Accrued compensation	2,061,131	1,435,542
Dividends payable	1,377,540	1,320,572
Current maturities of operating leases	555,300	592,336
Current portion of long-term debt	85,533	62,489
Contract liabilities	3,753,488	513,878
Deferred revenue	408,534	583,646
Current liabilities of discontinued operations	237,675	182,322
Total current liabilities	15,380,936	7,686,657
Long-term debt, noncurrent	145,852	152,038
Deferred tax liabilities	1,114,809	1,236,723
Noncurrent operating leases	1,721,643	2,137,394
Other liabilities	141,000	141,000
Long-term liabilities of discontinued operations	691	7,819
Total liabilities	18,504,931	11,361,631
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 34,409 and 28,635 shares, respectively	20,645	17,181
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,292,108 and 15,243,693 shares, respectively	9,175,265	9,146,216
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	88,614,319	87,812,432
Retained earnings	61,020,487	60,603,056
Total Consolidated Water Co. Ltd. stockholders' equity	158,830,716	157,578,885
Non-controlling interests	7,675,105	8,086,538
Total equity	166,505,821	165,665,423
Total liabilities and equity	$185,010,752	$177,027,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$25,051,705	$16,413,146	$65,676,737	$50,217,987
Cost of revenue (including purchases from related parties of $685,481 and $104,813 for the three months ended, and $2,165,850 and $390,196 for the nine months ended, September 30, 2022 and 2021, respectively)	18,207,932	10,722,547	44,211,703	32,336,025
Gross profit	6,843,773	5,690,599	21,465,034	17,881,962
General and administrative expenses (including purchases from related parties of $24,231 and $24,231 for the three months ended, and $72,693 and $52,959 for the nine months ended, September 30, 2022 and 2021, respectively)	5,610,650	4,359,040	15,403,458	13,847,830
Gain (loss) on asset dispositions and impairments, net	3,499	612	21,237	(3,144,961)
Income from operations	1,236,622	1,332,171	6,082,813	889,171

Other income (expense):
Interest income	56,701	168,880	348,304	503,889
Interest expense	(2,042)	(2,216)	(8,847)	(7,714)
Profit-sharing income from OC-BVI	6,075	6,075	24,300	16,200
Equity in the earnings of OC-BVI	19,921	17,717	71,238	44,223
Net unrealized gain (loss) on put/call options	(247,000)	(54,000)	29,000	108,000
Other	(2,635)	15,712	84,734	35,292
Other income (expense), net	(168,980)	152,168	548,729	699,890
Income before income taxes	1,067,642	1,484,339	6,631,542	1,589,061
Income tax provision (benefit)	26,616	(11,230)	83,041	(20,735)
Net income from continuing operations	1,041,026	1,495,569	6,548,501	1,609,796
Income from continuing operations attributable to non-controlling interests	217,415	131,609	691,042	457,540
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	823,611	1,363,960	5,857,459	1,152,256
Loss from discontinued operations	(505,917)	(1,078,367)	(1,533,064)	(1,542,540)
Net income (loss) attributable to Consolidated Water Co. Ltd. stockholders	$317,694	$285,593	$4,324,395	$(390,284)

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.05	$0.09	$0.38	$0.07
Discontinued operations	(0.03)	(0.07)	(0.10)	(0.10)
Basic earnings (loss) per share	$0.02	$0.02	$0.28	$(0.03)

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.05	$0.09	$0.38	$0.07
Discontinued operations	(0.03)	(0.07)	(0.10)	(0.10)
Diluted earnings (loss) per share	$0.02	$0.02	$0.28	$(0.03)

Dividends declared per common and redeemable preferred shares	$0.085	$0.085	$0.255	$0.255

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,290,597	15,209,432	15,287,233	15,204,220
Diluted earnings per share	15,450,276	15,351,882	15,440,261	15,345,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2021	28,635	$17,181	15,243,693	$9,146,216	$87,812,432	$60,603,056	$8,086,538	$165,665,423
Issue of share capital	—	—	41,830	25,098	(25,098)	—	—	—
Net income	—	—	—	—	—	1,716,815	241,430	1,958,245
Dividends declared	—	—	—	—	—	(1,303,014)	—	(1,303,014)
Stock-based compensation	—	—	—	—	188,985	—	—	188,985
Balance as of March 31, 2022	28,635	17,181	15,285,523	9,171,314	87,976,319	61,016,857	8,327,968	166,509,639
Issue of share capital	9,295	5,577	—	—	(5,577)	—	—	—
Net income	—	—	—	—	—	2,289,886	232,197	2,522,083
Exercise of options	309	185	—	—	2,511	—	—	2,696
Dividends declared	—	—	—	—	—	(1,301,840)	(464,200)	(1,766,040)
Stock-based compensation	—	—	—	—	205,137	—	—	205,137
Balance as of June 30, 2022	38,239	22,943	15,285,523	9,171,314	88,178,390	62,004,903	8,095,965	167,473,515
Conversion of preferred stock	(6,585)	(3,951)	6,585	3,951	—	—	—	—
Net income	—	—	—	—	—	317,694	217,415	535,109
Exercise of options	2,755	1,653	—	—	22,390	—	—	24,043
Dividends declared	—	—	—	—	—	(1,302,110)	(638,275)	(1,940,385)
Stock-based compensation	—	—	—	—	413,539	—	—	413,539
Balance as of September 30, 2022	34,409	$20,645	15,292,108	$9,175,265	$88,614,319	$61,020,487	$7,675,105	$166,505,821

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2020	31,068	$18,641	15,143,683	$9,086,210	$86,893,486	$64,910,709	$8,103,503	$169,012,549
Issue of share capital	—	—	57,577	34,546	(34,546)	—	—	—
Conversion of preferred stock	(215)	(129)	215	129	—	—	—	—
Buyback of preferred stock	(747)	(448)	—	—	(7,065)	—	—	(7,513)
Net income	—	—	—	—	—	988,772	128,793	1,117,565
Dividends declared	—	—	—	—	—	(1,296,197)	(649,880)	(1,946,077)
Stock-based compensation	—	—	—	—	176,210	—	—	176,210
Balance as of March 31, 2021	30,106	18,064	15,201,475	9,120,885	87,028,085	64,603,284	7,582,416	168,352,734
Issue of share capital	8,632	5,179	—	—	(5,179)	—	—	—
Conversion of preferred stock	(896)	(538)	896	538	—	—	—	—
Buyback of preferred stock	(704)	(422)	—	—	(6,928)	—	—	(7,350)
Net income (loss)	—	—	—	—	—	(1,664,649)	197,138	(1,467,511)
Exercise of options	211	126	—	—	1,583	—	—	1,709
Dividends declared	—	—	—	—	—	(1,294,697)	—	(1,294,697)
Stock-based compensation	—	—	—	—	178,589	—	—	178,589
Balance as of June 30, 2021	37,349	22,409	15,202,371	9,121,423	87,196,150	61,643,938	7,779,554	165,763,474
Conversion of preferred stock	(8,328)	(4,996)	8,328	4,996	—	—	—	—
Net income	—	—	—	—	—	285,593	131,609	417,202
Exercise of options	1,895	1,137	—	—	14,213	—	—	15,350
Dividends declared	—	—	—	—	—	(1,294,870)	—	(1,294,870)
Stock-based compensation	—	—	—	—	374,793	—	—	374,793
Balance as of September 30, 2021	30,916	$18,550	15,210,699	$9,126,419	$87,585,156	$60,634,661	$7,911,163	$165,275,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities - continuing operations	$16,926,429	$5,285,457
Net cash used in operating activities - discontinued operations	(1,123,193)	(820,785)
Net cash provided by operating activities	15,803,236	4,464,672

Cash flows from investing activities
Purchase of certificate of deposit	(2,518,493)	(2,500,000)
Maturity of certificate of deposit	5,018,493	—
Additions to property, plant and equipment and construction in progress	(2,947,937)	(973,270)
Proceeds from asset dispositions	31,181	45,560
Net cash used in investing activities - continuing operations	(416,756)	(3,427,710)

Cash flows from financing activities
Dividends paid to common shareholders	(3,841,842)	(3,859,412)
Dividends paid to preferred shareholders	(8,154)	(8,387)
Dividends paid to non-controlling interests	(1,102,475)	(649,880)
Repurchase of redeemable preferred stock	—	(14,863)
Proceeds received from exercise of stock options	26,739	17,059
Payments on note payable	(51,564)	(35,840)
Net cash used in financing activities	(4,977,296)	(4,551,323)
Net increase (decrease) in cash and cash equivalents	10,409,184	(3,514,361)
Cash and cash equivalents at beginning of period	40,358,059	43,794,150
Cash and cash equivalents at beginning of period - discontinued operations	750,048	154,130
Less: cash and cash equivalents at end of period - discontinued operations	(432,002)	(36,326)
Cash and cash equivalents at end of period	$51,085,289	$40,397,593

Non-cash transactions:
Issuance of 9,295 and 8,632, respectively, shares of redeemable preferred stock for services rendered	$133,197	$102,203
Issuance of 41,830 and 57,577, respectively, shares of common stock for services rendered	$521,016	$745,468
Conversion (on a one-to-one basis) of 6,585 and 9,439, respectively, shares of redeemable preferred stock to common stock	$3,951	$5,663
Dividends declared but not paid	$1,302,754	$1,295,377
Transfers from (to) inventory to (from) property, plant and equipment and construction in progress	$246,238	$148,138
Net transfers from construction in progress to property, plant and equipment	$413,416	$166,335
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,852,608
Purchase of equipment through issuance of long-term debt	$68,422	$58,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd. and its subsidiaries (collectively, the “Company”) supply potable water, treat wastewater and water for reuse, and provide water-related products and services to customers in the Cayman Islands, The Bahamas, the United States and the British Virgin Islands. The Company produces potable water from seawater using reverse osmosis technology and sells this water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The Company designs, builds and sells water production and water treatment infrastructure and manages water infrastructure for commercial and governmental customers. The Company also manufactures a wide range of specialized and custom water industry related products and provides design, engineering, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment.

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

Net foreign currency gains (losses) arising from transactions and re-measurements were ($8,068) and $15,302 for the three months ended September 30, 2022 and 2021, respectively, and $20,966 and $29,353 for the nine months ended September 30, 2022 and 2021 and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income (loss).

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and certificates of deposit at banks with an original maturity of three months or less. Cash and cash equivalents as of September 30, 2022 and December 31, 2021 include approximately $7.5 million and $7.4 million, respectively, of certificates of deposits with an original maturity of three months or less.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances for deposits held in The Bahamas as of September 30, 2022 and December 31, 2021 were approximately $4.7 million and $3.9 million, respectively.

Certificate of deposit: As of December 31, 2021, the Company held a certificate of deposit in The Bahamas of $2.5 million with an original maturity of six months.

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

Based upon its estimation prepared as of December 31, 2021, the fair value of the Company’s manufacturing reporting unit exceeded its carrying value by only 15%. If the Company determines in the future that Aerex’s discounted future cash inflows will be less than its present expectation, the Company may be required to record additional impairment losses to reduce the remaining carrying values as of September 30, 2022 of its manufacturing reporting unit’s goodwill of $1,985,211 and its remaining unamortized intangible assets balances of $777,778 recorded as a result of the acquisition of Aerex. Any such impairment losses could have a material adverse impact on the Company’s consolidated results of operations.

Revenue recognition: Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenue disaggregated by revenue source.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Retail revenue	$6,274,650	$5,247,042	$19,114,653	$16,633,137
Bulk revenue	8,667,931	6,868,134	24,442,324	19,826,075
Services revenue	8,731,124	3,210,584	18,530,427	10,514,669
Manufacturing revenue	1,378,000	1,087,386	3,589,333	3,244,106
Total revenue	$25,051,705	$16,413,146	$65,676,737	$50,217,987

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

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	September 30,	December 31
	2022	2021
Revenue recognized to date on contracts in progress	$16,576,248	$6,109,396
Amounts billed to date on contracts in progress	(19,694,500)	(6,370,855)
Retainage	1,023,676	237,542
Net contract liability	$(2,094,576)	$(23,917)

The above net balances are reflected in the accompanying condensed consolidated balance sheets as follows:

	September 30,	December 31
	2022	2021
Contract assets	$1,658,912	$489,961
Contract liabilities	(3,753,488)	(513,878)
Net contract liability	$(2,094,576)	$(23,917)

As of September 30, 2022, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $104.8 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $12.6 million during the remainder of the year ending December 31, 2022 and approximately $92.2 million thereafter. In addition, the Company recognized revenue of $396,000 in the nine months ended September 30, 2022, that was included in the contract liability balance as of December 31, 2021.

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

	Three Months Ended September 30, 2022
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$6,274,650	$8,667,931	$8,731,124	$1,378,000	$25,051,705
Cost of revenue	3,231,973	6,446,549	7,333,982	1,195,428	18,207,932
Gross profit	3,042,677	2,221,382	1,397,142	182,572	6,843,773
General and administrative expenses	3,818,459	473,534	936,708	381,949	5,610,650
Gain on asset dispositions	1,499	2,000	—	—	3,499
Income (loss) from operations	$(774,283)	$1,749,848	$460,434	$(199,377)	1,236,622
Other income (loss), net					(168,980)
Income before income taxes					1,067,642
Income tax provision					26,616
Net income from continuing operations					1,041,026
Income from continuing operations attributable to non-controlling interests					217,415
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					823,611
Loss from discontinued operations					(505,917)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$317,694

Depreciation and amortization expenses for the three months ended September 30, 2022 for the retail, bulk, services and manufacturing segments were $567,086, $707,788, $175,732 and $71,734, respectively.

	Three Months Ended September 30, 2021
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$5,247,042	$6,868,134	$3,210,584	$1,087,386	$16,413,146
Cost of revenue	2,745,796	4,628,386	2,410,430	937,935	10,722,547
Gross profit	2,501,246	2,239,748	800,154	149,451	5,690,599
General and administrative expenses	3,067,696	313,420	758,540	219,384	4,359,040
Gain on asset dispositions	612	—	—	—	612
Income (loss) from operations	$(565,838)	$1,926,328	$41,614	$(69,933)	1,332,171
Other income, net					152,168
Income before income taxes					1,484,339
Income tax benefit					(11,230)
Net income from continuing operations					1,495,569
Income attributable to non-controlling interests					131,609
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					1,363,960
Loss from discontinued operations					(1,078,367)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$285,593

Depreciation and amortization expenses for the three months ended September 30, 2021 for the retail, bulk, services and manufacturing segments were $625,640, $761,429, $203,411 and $70,679, respectively.

	Nine Months Ended September 30, 2022
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$19,114,653	$24,442,324	$18,530,427	$3,589,333	$65,676,737
Cost of revenue	9,404,124	16,781,251	14,849,029	3,177,299	44,211,703
Gross profit	9,710,529	7,661,073	3,681,398	412,034	21,465,034
General and administrative expenses	10,613,975	1,187,909	2,554,721	1,046,853	15,403,458
Gain on asset dispositions	2,699	2,000	16,538	—	21,237
Income (loss) from operations	$(900,747)	$6,475,164	$1,143,215	$(634,819)	6,082,813
Other income, net					548,729
Income before income taxes					6,631,542
Income tax provision					83,041
Net income from continuing operations					6,548,501
Income from continuing operations attributable to non-controlling interests					691,042
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					5,857,459
Loss from discontinued operations					(1,533,064)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$4,324,395

Depreciation and amortization expenses for the nine months ended September 30, 2022 for the retail, bulk, services and manufacturing segments were $1,820,567, $2,114,888, $502,809 and $213,249, respectively.

	Nine Months Ended September 30, 2021
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$16,633,137	$19,826,075	$10,514,669	$3,244,106	$50,217,987
Cost of revenue	8,235,699	13,170,333	8,010,767	2,919,226	32,336,025
Gross profit	8,397,438	6,655,742	2,503,902	324,880	17,881,962
General and administrative expenses	9,757,179	994,779	2,152,145	943,727	13,847,830
Gain (loss) on asset dispositions and impairments, net	(246,028)	1,500	(433)	(2,900,000)	(3,144,961)
Income (loss) from operations	$(1,605,769)	$5,662,463	$351,324	$(3,518,847)	889,171
Other income, net					699,890
Income before income taxes					1,589,061
Income tax benefit					(20,735)
Net income from continuing operations					1,609,796
Income from continuing operations attributable to non-controlling interests					457,540
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					1,152,256
Loss from discontinued operations					(1,542,540)
Net loss attributable to Consolidated Water Co. Ltd. stockholders					$(390,284)

Depreciation and amortization expenses for the nine months ended September 30, 2021 for the retail, bulk, services and manufacturing segments were $1,892,848, $2,621,481, $607,906 and $216,346, respectively.

	As of September 30, 2022
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,512,908	$15,491,003	$4,948,103	$1,400,473	$24,352,487
Inventory, current and non-current	$2,766,577	$4,218,974	$—	$1,950,770	$8,936,321
Property, plant and equipment, net	$24,817,595	$23,171,096	$679,506	$1,568,549	$50,236,746
Construction in progress	$2,557,180	$—	$—	$61,792	$2,618,972
Intangibles, net	$—	$—	$2,181,388	$777,778	$2,959,166
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$67,462,955	$61,756,965	$23,657,779	$10,492,818	$163,370,517
Assets of discontinued operations					$21,640,235
Total assets					$185,010,752

	As of December 31, 2021
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,601,619	$21,682,951	$1,698,797	$1,365,940	$27,349,307
Inventory, current and non-current	$2,787,277	$3,860,808	$—	$589,757	$7,237,842
Property, plant and equipment, net	$26,357,390	$24,476,936	$512,493	$1,599,720	$52,946,539
Construction in progress	$617,334	$31,737	$—	$61,792	$710,863
Intangibles, net	$—	$—	$2,553,888	$847,778	$3,401,666
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$61,736,441	$68,723,405	$16,049,001	$8,198,280	$154,707,127
Assets of discontinued operations					$22,319,927
Total assets					$177,027,054

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$823,611	$1,363,960	$5,857,459	$1,152,256
Less: preferred stock dividends	(2,925)	(2,628)	(8,609)	(8,362)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	820,686	1,361,332	5,848,850	1,143,894
Loss from discontinued operations	(505,917)	(1,078,367)	(1,533,064)	(1,542,540)
Net income (loss) available to common shares in the determination of basic earnings per common share	$314,769	$282,965	$4,315,786	$(398,646)

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,290,597	15,209,432	15,287,233	15,204,220
Plus:
Weighted average number of preferred shares outstanding during the period	35,366	31,861	31,041	30,701
Potential dilutive effect of unexercised options and unvested stock grants	124,313	110,589	121,987	110,199
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,450,276	15,351,882	15,440,261	15,345,120

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

The Company believes CW-Cooperatief, as a Netherlands company, has certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). On April 16, 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invited Mexico to seek a resolution of this investment dispute through consultation and negotiation, but stated that if the dispute cannot be resolved in this manner, CW-Cooperatief elects to refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty. On June 29, 2021, the Mexican Ministry of Economy responded to CW-Cooperatief’s letter and proposed to hold a consultation meeting. Two such meetings were held on July 9, 2021 and August 2, 2021 on a confidential basis, without a resolution of the Company’s investment dispute.

On February 9, 2022, CW-Cooperatief, filed a Request for Arbitration with the International Centre for Settlement of International Disputes requesting that the United Mexican States pay CW-Cooperatief damages in excess of US$51 million plus MXN$137 million (with the exact amount to be quantified in the proceedings), plus fees, costs and pre- and post-award interest.

CW-Cooperatief intends to pursue vigorously the relief sought in the arbitration, in addition to pursuing all other legal remedies and courses of action available under the operative contracts and applicable law with respect to its rights, damages, fees and expenses. The Company cannot provide any assurances that CW-Cooperatief will be able to obtain the relief sought in the arbitration, and CW-Cooperatief will incur legal and other arbitration-related expenses that the Company expects will be material to its consolidated results of operations and cash flows.

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

As a result of the cancellation of the APP Contract, in 2020 the Company discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all Project development expenses and the costs for legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, have been classified as discontinued operations in the accompanying consolidated financial statements.

Summarized financial information for the discontinued Mexico project development operation is as follows:

	September 30,	December 31,
	2022	2021
Cash	$432,002	$750,048
Prepaid expenses and other current assets	67,882	82,783
Value added taxes receivable (net of allowance of $1,657,871 and $1,279,757, respectively)	777	340,910
Land	21,126,898	21,126,898
Other assets	12,676	19,288
Total assets of discontinued operations	$21,640,235	$22,319,927

Total liabilities of discontinued operations	$238,366	$190,141

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Provision for uncollected value added taxes	$—	$641,810	$377,326	$650,897
Loss from discontinued operations	$505,917	$1,078,367	$1,533,064	$1,542,540
Depreciation expense	$—	$1,136	$—	$3,409

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	September 30,	December 31
	2022	2021
ASSETS
Current
Prepaid expenses and other current assets	$53,097	$—
Current assets of discontinued operations	—	2,654
Noncurrent
Operating lease right-of-use assets	2,179,159	2,681,137
Long-term assets of discontinued operations	10,286	16,898
Total lease right-of-use assets	$2,242,542	$2,700,689

LIABILITIES
Current
Current maturities of operating leases	$555,300	$592,336
Current liabilities of discontinued operations	8,058	11,195
Noncurrent
Noncurrent operating leases	1,721,643	2,137,394
Noncurrent liabilities of discontinued operations	691	7,819
Total lease liabilities	$2,285,692	$2,748,744

Weighted average remaining lease term:
Operating leases	6.7 years	7.0 years
Operating leases - discontinued operations	1.1 years	1.6 years

Weighted average discount rate:
Operating leases	5.08%	5.03%
Operating leases - discontinued operations	4.96%	4.77%

The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$168,910	$165,899	$523,107	$518,524
Short-term lease costs	25,345	24,781	75,629	54,541
Lease costs - discontinued operations	10,185	7,684	29,767	22,571
Total lease costs	$204,440	$198,364	$628,503	$595,636

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$582,044	$541,054
Operating cash outflows for operating leases - discontinued operations	6,923	24,007

Future lease payments relating to the Company’s operating lease liabilities from continuing operations as of September 30, 2022 were as follows:

Years ending December 31,	Total
2022	$167,692
2023	643,233
2024	390,630
2025	268,056
2026	227,542
Thereafter	1,007,877
Total future lease payments	2,705,030
Less: imputed interest	(428,087)
Total lease obligations	2,276,943
Less: current obligations	(555,300)
Noncurrent lease obligations	$1,721,643

7. Fair value

As of September 30, 2022 and December 31, 2021, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Certificate of deposit	$—	$—	$—	$—
Net asset arising from put/call options	—	—	157,000	157,000

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Certificate of deposit	$—	$2,500,000	$—	$2,500,000
Net asset arising from put/call options	—	—	128,000	128,000

The activity for the Level 3 asset for the nine months ended September 30, 2022:

Net asset arising from put/call options
Balance as of December 31, 2021	$128,000
Unrealized gain	29,000
Balance as of September 30, 2022	$157,000

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

8. Contingencies

COVID-19

The worldwide coronavirus (COVID-19) pandemic was formally recognized by the World Health Organization on March 11, 2020. In response to this pandemic, the governments of the countries in which the Company operates - the Cayman Islands, The Bahamas, and the United States - implemented preventative measures to slow the spread of COVID-19, measures which had profound adverse consequences for the economies of those countries. Tourism, a major economic driver for the Cayman Islands, temporarily ceased due to closing of the country to tourist arrivals by air and sea travel and has yet to return to pre-pandemic levels. Tourist arrivals to The Bahamas by air and sea also declined significantly due to the pandemic. Overall economic activity in the United States was adversely affected by COVID-19.

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

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2022 and 2021, the Company generated approximately 25% and 32%, respectively, of its consolidated revenue and 44% and 44%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2022 and 2021, the Company generated approximately 29% and 33%, respectively, of its consolidated revenue and 45% and 47%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas

As December 31, 2021, CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $21.5 million.

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

As of September 30, 2022, CW-Bahamas’ accounts receivable from the WSC amounted to $15.2 million.

In its latest report dated October 6, 2022, Moody’s Investor Services (“Moody’s) downgraded the Government of The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa. Based upon its review of this Moody’s report, the Company continues to believe no allowance for doubtful accounts is required for CW-Bahamas’ accounts receivable from the WSC.

9. Related party transactions

The Company, through PERC and the services segment, purchases engineering and technology support services from various companies with a minority shareholder in those companies who is also a minority shareholder of PERC. During the three months ended September 30, 2022 and 2021, the Company made total purchases of services from these companies of approximately $685,000 and $105,000, respectively, and approximately $2,166,000 and $390,000 during the nine months ended September 30, 2022 and 2021, respectively. These total purchases are included in the Company’s cost of revenue in the accompanying condensed consolidated statements of income (loss).

PERC has entered into a sublease agreement with one of these related companies that commenced on March 14, 2021 and ended August 31, 2021. This lease has been extended on a month-to-month basis subsequent to August 31, 2021. During the three months ended September 30, 2022 and 2021, the Company recognized approximately $24,000 and $24,000 of expense related to this lease, respectively, and approximately $73,000 and $53,000 during the nine months ended September 30, 2022 and 2021, respectively. This lease expense is included in the Company's general and administrative expenses in the accompanying condensed consolidated statements of income (loss).

The total amount of accounts payable outstanding to these companies as of September 30, 2022 and December 31, 2021, was approximately $569,000 and $164,000, respectively.

10. Impact of recent accounting standards

Adoption of new accounting standards:

None.

Effect of newly issued but not yet effective accounting standards:

None.

11. Subsequent events

In October 2022, the Company exercised its option to purchase the shares constituting the remaining 39% minority interest in PERC at a price to be determined by an independent valuation, which is currently in-process.

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

Our critical accounting estimates relate to (i) the valuations of our goodwill, intangible assets and long-lived assets; and (ii) revenue recognition on our construction and manufacturing contracts.

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

In February 2016, we acquired a 51% ownership interest in Aerex, our manufacturing subsidiary. In connection with this acquisition, we recorded goodwill of $8,035,211. Aerex’s actual results of operations for the six months in 2016 following the acquisition fell significantly short of the projected results that were included in the cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Due to this shortfall in Aerex’s results of operations, we tested our manufacturing reporting unit’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, we determined that the carrying value of our manufacturing reporting unit’s goodwill exceeded its fair value and recorded an impairment loss of $1,750,000 for the three months ended September 30, 2016 to reduce the carrying value of this goodwill to $6,285,211. As part of our annual impairment testing of goodwill performed during the fourth quarter, in 2017 we updated our projections for Aerex’s future cash flows, determined that the carrying value of our manufacturing reporting unit’s goodwill exceeded its fair value, and recorded an impairment loss of $1,400,000 for the three months ended December 31, 2017 to further reduce the carrying value of this goodwill to $4,885,211.

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

Based upon our estimation prepared as of December 31, 2021, the fair value of our manufacturing reporting unit exceeded its carrying value by only 15%. If we determine in the future that Aerex’s discounted future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values as of September 30, 2022 of our manufacturing reporting unit’s goodwill of $1,985,211 and its remaining unamortized intangible assets balances of $777,778 recorded as a result of the acquisition of Aerex. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

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

The cost estimates we prepare in connection with our construction and manufacturing contracts are subject to inherent uncertainties. Because we base our contract prices on our estimation of future construction and manufacturing costs, the profitability of our construction and manufacturing contracts is highly dependent on our ability to estimate these costs accurately, as almost all of our construction and manufacturing contracts are fixed-price contracts. The cost of materials, labor and subcontractors could increase significantly after we sign a construction or manufacturing contract, which could cause the gross profit for a contract to decline from our previous estimates, adversely affecting our recognition of revenue and gross profit for the contract. Construction or manufacturing contract costs that significantly exceed our initial estimates could have a material adverse impact our consolidated financial condition, results of operations, and cash flows.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

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

We believe CW-Cooperatief, as a Netherlands company, has certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). On April 16, 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invited Mexico to seek a resolution of this investment dispute through consultation and negotiation, but stated that if the dispute cannot be resolved in this manner, CW-Cooperatief elects to refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty. On June 29, 2021, the Mexican Ministry of Economy responded to

CW-Cooperatief’s letter and proposed to hold a consultation meeting. Two such meetings were held on July 9, 2021 and August 2, 2021 on a confidential basis, without a resolution of our investment dispute.

On February 9, 2022, CW-Cooperatief, filed a Request for Arbitration with the International Centre for Settlement of International Disputes requesting that the United Mexican States pay CW-Cooperatief damages in excess of US$51 million plus MXN$137 million (with the exact amount to be quantified in the proceedings), plus fees, costs and pre- and post-award interest.

CW-Cooperatief intends to pursue vigorously the relief sought in the arbitration, in addition to pursuing all other legal remedies and courses of action available under the operative contracts and applicable law with respect to its rights, damages, fees and expenses. We cannot provide any assurances that CW Cooperatief will be able to obtain the relief sought in the arbitration, and we will incur legal and other arbitration-related expenses that we expect will be material to our consolidated results of operations and cash flows.

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

As a result of the cancellation of the APP Contract, in 2020 we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all Project development expenses and the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, have been reclassified from the services segment to discontinued operations in the accompanying consolidated financial statements. Our net losses from discontinued operations for the three months ended September 30, 2022 and 2021 were ($505,917) and ($1,078,367), respectively.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2022 was $317,694 ($0.02 per share on a fully diluted basis), as compared to a net income of $285,593 ($0.02 per share on a fully diluted basis) for 2021.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2022 was $823,611 ($0.05 per share on a fully diluted basis), as compared to a net income from continuing operations of $1,363,960 ($0.09 per share on a fully diluted basis) for 2021.

Revenue for 2022 increased to $25,051,705 from $16,413,146 in 2021, reflecting revenue increases in all four of our segments. Gross profit for 2022 was $6,843,773 (27% of total revenue) as compared to $5,690,599 (35% of total revenue) for 2021. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $5,610,650 for 2022 as compared to $4,359,040 for 2021. The most significant increase in G&A expenses for 2022 relates to increased bonus accruals of $573,381 arising from the improved financial performance of the Company. Other components of the G&A expenses increase relate to (i) other employee costs, which increased by $207,895 due to salary increases and new hires; (ii) professional and legal fees, which increased by $134,154; and (iii) incremental bank fees of approximately $120,000 arising from the transfer of funds from CW-Bahamas to our parent company in the Cayman Islands. The rise in G&A for 2022 is also due in part to inflationary factors which have increased many of our G&A expenses.

Other income (loss), net, decreased to ($168,980) for 2022 as compared to $152,168 for 2021 primarily due to an unrealized loss of ($247,000) recorded for the valuation of the put/call options associated with the acquisition of PERC, as compared to an unrealized loss recorded on these options of ($54,000) in 2021. In addition, interest income decreased by approximately $112,000 for 2022 as compared to 2021 primarily due to the decrease in CW-Bahamas’ accounts receivable balance.

The COVID-19 pandemic had a adverse impact on our consolidated results of operations for the three months ended September 30, 2022 and we believe the COVID-19 pandemic will continue to adversely impact our results of operations in future periods. See further discussion herein and at “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies – COVID-19.”

Results by Segment

Retail Segment:

The retail segment recorded a loss from operations of ($774,283) for 2022 as compared to a loss from operations of ($565,838) for 2021.

Revenue generated by our retail water operations increased to $6,274,650 in 2022 from $5,247,042 in 2021 in part due to a 14% increase in the volume of water sold. The sales volumes for both 2022 and 2021 were below the historical volumes for the retail segment prior to 2020 due to the cessation of tourism on Grand Cayman resulting from border restrictions that lasted from March 2020 through November 2021 in response to the COVID-19 pandemic. The increase in the volume of water sold in 2022 as compared to 2021 resulted from the lifting in November 2021 of travel restrictions to the Cayman Islands for vaccinated individuals, which allowed the resumption of tourism to the Cayman Islands and the reopening of many tourist properties that we serve in Grand Cayman. Retail revenue also increased due to higher energy costs which increased the energy pass-through component of our water rates and a more favorable rate mix, as much of the volume increase for the quarter was due to higher sales volumes to tourist industry related businesses, which in general purchase higher volumes and therefore pay higher per gallon rates than other retail customers.

Retail segment gross profit increased to $3,042,677 (48% of retail revenue) for 2022 from $2,501,246 (48% of retail revenue) for 2021 due to the revenue increase.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses increased to $3,818,459 for 2022 as compared to $3,067,696 for 2021. The most significant increase in G&A expenses for 2022 relates increased bonus accruals of $560,881 arising from the improved financial performance of the Company. Other components of the G&A expenses increase relate to (i) other employee costs, which increased by $98,349 due to salary increases; and (ii) professional and legal fees, which increased by $72,766.

Bulk Segment:

The bulk segment contributed $1,749,848 and $1,926,328 to our income from operations for 2022 and 2021, respectively.

Bulk segment revenue was $8,667,931 and $6,868,134 for 2022 and 2021, respectively. The increase in bulk segment revenue is attributable to an increase in energy costs for CW-Bahamas, which increased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $2,221,382 (26% of bulk revenue) and $2,239,748 (33% of bulk revenue) for 2022 and 2021, respectively. Gross profit decreased in 2022 as compared to 2021 principally due to incremental repairs and maintenance and supplies expenses for CW-Bahamas of approximately $361.000.

Bulk segment G&A expenses increased to $473,534 for 2022 as compared to $313,420 for 2021 primarily.as a result of incremental bank fees of approximately $120,000 attributable to cash transfers from CW-Bahamas to our parent company in the Cayman Islands.

Services Segment:

The services segment income from operations was $460,434 and $41,614 for 2022 and 2021, respectively.

Services segment revenue increased to $8,731,124 for 2022 from $3,210,584 for 2021 due to increases in both plant design and construction revenue and operating and maintenance revenue, with most of the revenue increase resulting from PERC’s progress on its contract with Liberty Utilities for the construction of a water treatment plant in Goodyear, Arizona.

Gross profit for the services segment was $1,397,142 (16% of services revenue) in 2022 as compared to $800,154 (25% of services revenue) for 2021. The increase in gross profit dollars results from the increased revenue. The decrease in gross profit as a percentage of revenue from 2021 to 2022 results from the relatively lower gross profit percentage earned on PERC’s contract with Liberty Utilities compared to that earned from PERC’s operating and maintenance contracts.

G&A expenses for the services segment increased to $936,708 for 2022 as compared to $758,540 for 2021 as a result of higher employee costs and increased insurance expense.

Manufacturing Segment:

The manufacturing segment incurred a loss from operations of ($199,377) for 2022 as compared to a loss from operations of ($69,933) in 2021.

Manufacturing revenue was $1,378,000 and $1,087,386 for 2022 and 2021, respectively. Certain manufacturing contracts have been delayed due to current supply chain and economic conditions, which have resulted in significant product delivery delays requested by customers as well as continuing delayed shipments of raw materials and supplies to Aerex.

Manufacturing gross profit was $182,572 (13% of manufacturing revenue) for 2022 as compared to a gross profit of $149,451 (14% of manufacturing revenue) for 2021. The increase in manufacturing gross profit in dollars reflects the increase in revenue. Gross profit as a percentage of revenue has remained low due to the greater impact of fixed factory overhead on this measure resulting from the revenue decrease, as we have elected not to furlough or terminate the employment of our highly skilled manufacturing personnel in 2022 and 2021 despite the decrease in production activity.

G&A expenses for the manufacturing segment were $381,949 for 2022 as compared to $219,384 for 2021.

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

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

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

Our net loss from discontinued operations for the nine months ended September 30, 2022 and 2021 was ($1,533,064) and ($1,542,540), respectively, and consists of the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, and for 2022, a provision of $377,326 for potentially uncollectible value added tax refunds.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2022 was $4,324,395 ($0.28 per share on a fully diluted basis), as compared to a loss of ($390,284) ( ($0.03) per share on a fully diluted basis) for 2021.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2022 was $5,857,459 ($0.38 per share on a fully diluted basis), as compared to net income from continuing operations of $1,152,256 ($0.07 per share on a fully diluted basis) for 2021.

Revenue for 2022 increased to $65,676,737 from $50,217,987 in 2021, reflecting substantial revenue increases in our retail, services and bulk segments along with a minor revenue increase in our manufacturing segment. Gross profit for 2022 was $21,465,034 (33% of total revenue) as compared to $17,881,962 (36% of total revenue) for 2021. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

G&A expenses on a consolidated basis increased to $15,403,458 for 2022 as compared to $13,847,830 for 2021. The most significant increase in G&A expenses for 2022 relates to increased bonus accruals of $405,682 arising from the improved financial performance of the Company. Other components of the 2022 G&A expenses increase relate to (i) other employee costs, which increased by $160,030 due to salary increases and new hires; (ii) professional and legal fees, which increased by $201,606; (iii) insurance expense, which increased by $249,247 due to higher premiums; (iv) incremental business development expenses of $175,699; (v) incremental bank fees of approximately $86,000 arising from the transfer of funds from CW-Bahamas to our parent company in the Cayman Islands; and (vi) directors fees, which increased by $102,559. The rise in G&A for 2022 is also due in part to inflationary factors which have increased many of our G&A expenses.

Other income, net, decreased to $548,729 for 2022 as compared to $699,890 for 2021 primarily due to an unrealized gain of $29,000 recorded for the valuation of the put/call options associated with the acquisition of a majority interest in PERC, as compared to an unrealized gain recorded on these options of $108,000 in 2021. In addition, interest income decreased by approximately $156,000 for 2022 as compared to 2021 primarily due to the decrease in CW-Bahamas’ accounts receivable balance.

The COVID-19 pandemic had a material adverse impact on our consolidated results of operations for the nine months ended September 30, 2022, and we believe the COVID-19 pandemic will continue to adversely impact our results of operations in future periods. See further discussion herein and at “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies – COVID-19.”

Results by Segment

Retail Segment:

The retail segment incurred a loss from operations of ($900,747) for 2022 as compared to a loss from operations of ($1,605,769) for 2021.

Revenue generated by our retail water operations increased to $19,114,653 in 2022 from $16,633,137 in 2021 in part due to a 10% increase in the volume of water sold. The sales volumes for both 2022 and 2021 were below the historical volumes for the retail segment prior to 2020 due to the cessation of tourism on Grand Cayman resulting from border restrictions that lasted from March 2020 through November 2021 in response to the COVID-19 pandemic. The increase in the volume of water sold in 2022 as compared to 2021 resulted from the lifting in November 2021 of travel restrictions to the Cayman Islands for vaccinated individuals, which allowed the resumption of tourism to the Cayman Islands and the reopening of many tourist properties that we serve in Grand Cayman. Retail revenue also increased due to higher energy costs which increased the energy pass-through component of our water rates and a more favorable rate mix, as much of the volume increase for the quarter was due to higher sales volumes to tourist industry related businesses, which in general purchase higher volumes and therefore pay higher per gallon rates than other retail customers.

Retail segment gross profit increased to $9,710,529 (51% of retail revenue) for 2022 from $8,397,438 (50% of retail revenue) for 2021 due to the revenue increase.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses increased to $10,613,975 for 2022 as compared to $9,757,179 for 2021. The more significant increases in G&A expenses for 2022 relate to (i) employee costs, which increased by $188,769 primarily due to increased bonus accruals, and to a lesser extent salary increases; (ii) professional and legal fees, which increased by $103,765: (iii) insurance expense, which increased by $123,636 due to higher premiums; (iv) incremental business development expenses of $175,699; and (v) directors fees, which increased by $86,196.

Bulk Segment:

The bulk segment contributed $6,475,164 and $5,662,463 to our income from operations for 2022 and 2021, respectively.

Bulk segment revenue was $24,442,324 and $19,826,075 for 2022 and 2021, respectively. The increase in bulk segment revenue is primarily attributable to an increase in energy costs for CW-Bahamas, which increased the energy pass-through component of CW-Bahamas’ rates and, to a lesser extent, an increase of 4% in the volume of water sold by CW-Bahamas.

Gross profit for our bulk segment was $7,661,073 (31% of bulk revenue) and $6,655,742 (34% of bulk revenue) for 2022 and 2021, respectively. Gross profit in dollars increased in 2022 as compared to 2021 principally due to the revenue increase.

Bulk segment G&A expenses remained relatively consistent at $1,187,909 for 2022 as compared to $994,779 for 2021.

Services Segment:

The services segment income from operations was $1,143,215 and $351,324 for 2022 and 2021, respectively.

Services segment revenue increased to $18,530,427 for 2022 from $10,514,669 for 2021 due to increases in both plant design and construction revenue and operating and maintenance revenue, with most of the revenue increase resulting from PERC’s progress on its contract with Liberty Utilities for the construction of a water treatment plant in Goodyear, Arizona.

Gross profit for the services segment was $3,681,398 (20% of services revenue) in 2022 as compared to $2,503,902 (24% of services revenue) for 2021. The increase in gross profit dollars resulted from the increased revenue. The decrease in gross profit as a percentage of revenue from 2021 to 2022 resulted from the relatively lower gross profit percentage earned on PERC’s contract with Liberty Utilities compared to that earned from PERC’s operating and maintenance contracts.

G&A expenses for the services segment increased to $2,554,721 for 2022 as compared to $2,152,145 for 2021. as a result of (i) higher employee costs attributable to increased bonus accruals, new hires and pay raises; and (ii) increased insurance expense.

Manufacturing Segment:

The manufacturing segment incurred a loss from operations of ($634,819) for 2022 as compared to a loss from operations of ($3,518,847) in 2021. The net loss from operations in 2021 included a $2.9 million impairment loss due to decline in Aerex’s projected future cash flows.

Manufacturing revenue was $3,589,333 and $3,244,106 for 2022 and 2021, respectively. Certain manufacturing contracts have been delayed due to significant product delivery delays requested by customers as well as continuing delayed shipments of raw materials and supplies to Aerex.

Manufacturing gross profit was $412,034 (11% of manufacturing revenue) and $324,880 (10% of manufacturing revenue) for 2022 and 2021, respectively. The increase in manufacturing gross profit in dollars reflects the increase in revenue. Gross profit as a percentage of revenue has remained relatively low due to the greater impact of fixed factory overhead on this measure resulting from the revenue decrease, as we have elected not to furlough or terminate the employment of our highly skilled manufacturing personnel in 2022 and 2021 despite the decrease in production activity.

G&A expenses for the manufacturing segment remained relatively consistent at $1,046,853 for 2022 as compared to $943,727 for 2021.

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

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as of September 30, 2022 as compared to December 31, 2021 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable decreased by approximately $3.0 million due to the collection by CW-Bahamas of significant delinquent receivables balances owed by the WSC. This decrease in CW-Bahamas’ accounts receivable balance was partially offset by an increase in PERC’s accounts receivables.

Current inventory increased by approximately $1.5 million primarily due to an increase in Aerex’s inventory, as certain of its manufacturing contracts have been delayed, resulting in extended retention times for various inventory items purchased for these contracts.

Prepaid expenses and other current assets increased by approximately $2.1 million primarily due to approximately $1.0 million in advance payments to contractors, approximately $646,000 in annual insurance premiums principally paid in June 2022 and approximately $340,000 for the cost of PERC’s construction bond for the Liberty Utilities project.

Contract assets increased by approximately $1.2 million primarily due to Aerex's manufacturing projects.

Property, plant and equipment, net decreased by approximately $2.7 million due to the scheduled depreciation of fixed assets.

Construction in progress increased by approximately $1.9 million due to construction activity for Cayman Water’s replacement of its West Bay desalination plant.

Accounts payable, accrued expenses and other liabilities increased by approximately $3.5 million primarily due to an increase in subcontractor costs for PERC’s contract with Liberty Utilities.

Contract liabilities increased by $3.2 million due to billings made by the services segment in connection with PERC’s new contract with Liberty Utilities to construct a wastewater treatment facility in Arizona.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the balance of 2022 include capital expenditures for our existing operations of approximately $6.0 million which includes approximately $837,000 to be incurred for the balance of 2022 for the replacement of the West Bay seawater desalination plant and approximately $2.4 million for construction of the WAC’s new Red Gate plant. We paid approximately $1.4 million in dividends in October 2022. Our liquidity requirements may include future quarterly dividends if such dividends are declared by our Board.

Our future liquidity requirements also will include the funds necessary to purchase the 39% minority interest in PERC, as in October 2022 we exercised our option to purchase these shares at a price to be determined by an independent valuation.

As of September 30, 2022, we had cash and cash equivalents of $51.1 million and working capital of $71.1 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

As of December 31, 2021, CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the Water and Sewerage Corporation of The Bahamas (“WSC”) amounted to $21.5 million.

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

As of September 30, 2022, CW-Bahamas’ accounts receivable from the WSC amounted to $15.2 million.

In its latest report dated October 6, 2022, Moody’s Investor Services (“Moody’s) downgraded the Government of The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa. Based upon our review of this Moody’s report, we continue to believe no allowance for doubtful accounts is required for CW-Bahamas’ accounts receivable from the WSC.

Discussion of Cash Flows for the Nine Months Ended September 30, 2022

Our cash and cash equivalents increased to $51,085,289 as of September 30, 2022 from $40,358,059 as of December 31, 2021.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $15,803,236. This net cash reflects the net income incurred for the nine months ended September 30, 2022 of $5,015,437 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $4,651,513, an increase in billings in excess of cost and estimated earnings and accounts payable and accrued expenses of $7,771,062, an increase in prepaid expenses and other current assets of $2,663,516, a decrease in overall accounts receivable of $1,851,369 and a provision for uncollected value added taxes of $377,326.

Cash Flows from Investing Activities

Net cash used by our investing activities was $416,756, primarily for additions to property, plant and equipment and construction in progress. We did not renew our CW-Bahamas $2.5 million certificate of deposit.

Cash Flows from Financing Activities

Net cash used by our financing activities was $4,977,296, almost all of which related to the payment of dividends.

Revolving Credit Facility

In September 2022, Cayman Water entered into an agreement (the “Credit Agreement”) with Scotiabank & Trust (Cayman) Ltd. (the “Bank”) for a revolving credit facility in an aggregate principal amount of up to $10.0 million (the “Credit Facility”). We expect to utilize the funds obtained from the Credit Facility for general working capital purposes.

The Credit Facility matures two years following the date of the initial advance (the “Maturity Date”). All amounts outstanding under the Credit Facility are due and payable upon the earlier of the Maturity Date, demand from the bank or the acceleration of the Credit Facility upon an event of default.

The principal balance of the Credit Facility bears interest at a rate of 2.0% plus the secured overnight financing rate (“SOFR”) as determined by the SOFR Administrator for a one-month period on the day that is two days prior to the first day of the interest period. All interest calculations will be made based on a 360-day year. So long as the Bank has not demanded repayment, interest will be payable monthly, commencing one month from the initial advance, with the outstanding balance due on the Maturity Date, unless the Bank agrees to renew the Credit Facility for an additional period.

Cayman Water’s obligations under the Credit Agreement are secured by a first priority lien on all its fixed and floating assets and an assignment of insurance proceeds with respect to its fixed assets. Further, the Company has guaranteed the repayment of all of Cayman Water’s present and future debts and liabilities owed to the Bank.

The Credit Agreement requires Cayman Water to meet certain financial covenants.

Cayman Water has not yet utilized its available borrowings under the Credit Facility.

Material Commitments, Expenditures and Contingencies

COVID-19

The worldwide coronavirus (COVID-19) pandemic, which was formally recognized by the World Health Organization on March 11, 2020, has had a profound negative impact on the economies of the countries in which we operate. Consequently, the COVID-19 pandemic has had, and will continue to have, an adverse impact on our consolidated financial condition, results of operations, and cash flows.

A discussion of the current effects of the COVID-19 pandemic on each of our operating subsidiaries is provided in the following paragraphs. However, its future effects on our company could differ materially from the information we are providing herein.

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

Effective August 24, 2022, the COVID-19 restrictions for entry to the Cayman Islands were lifted by the government of the Cayman Islands. This easing of restrictions has positively impacted tourism to the Cayman Islands. However, tourism to the Cayman Islands continues to be below pre-COVID-19 levels. We expect that our retail segment revenue and cash flows will continue to be adversely impacted until such time as tourism and the economy in the Cayman Islands fully recover from the impact and effects of the COVID-19 pandemic.

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

OC-Cayman’s operations have been designated as essential services by the Cayman Islands government. Presently, OC-Cayman’s day-to-day operations have not been materially impeded by the COVID-19 pandemic – we continue to produce and supply water to meet the requirements of our two water supply agreements with the WAC. We believe OC-Cayman has adequate spare parts and supplies in stock to continue normal operations. However, OC-Cayman’s operations could be adversely affected should a significant number of its operations personnel be required to miss work due to illness.

CW-Bahamas

The government of The Bahamas enacted Emergency Powers Regulations which became effective March 18, 2020 in an effort to combat the spread of COVID-19. Initially, these regulations closed all businesses not deemed essential by the government, encouraged the employees of non-essential businesses to work remotely and imposed 24-hour shelter-in-place curfew on all residents of The Bahamas other than those engaged in essential or pre-approved activities. On March 24, 2020, the government banned all international travel to The Bahamas by closing all airports and seaports. As a result of the measures taken by The Bahamas government, tourism on New Providence Island, where CW-Bahamas operates, temporarily ceased and economic activity in The Bahamas slowed dramatically. During the summer of 2020, travel restrictions were briefly lifted then reimposed. In November 2020, shelter-in-place regulations were loosened, and commercial and retail operations were permitted to open with limited capacity although working from home was still encouraged. The Emergency Powers Regulations expired on November 13, 2021 and the government then enacted new rules to prevent and manage community spread of COVID-19. Most of such rules have since been lifted and there are no longer significant restrictions on economic activity. Home port cruise ship departures from the Port of Nassau commenced in June 2021 and cruise ship arrivals into The Bahamas commenced in July 2021.

Effective September 20, 2022, all COVID-related travel restrictions to The Bahamas were eliminated by the Bahamian government.

CW-Bahamas sells the water produced by its plants on a bulk basis to the WSC, which in turn provides water to the residences, businesses, and other end users on New Providence. Under the terms of each of its water supply agreements with the WSC, CW-Bahamas charges the WSC (i) a fixed monthly amount; (ii) an amount each month that is based upon the amount of water supplied during the month; and (iii) pass-through energy charges, therefore CW-Bahamas’ revenue is impacted by changes in energy prices and, to a lesser extent, changes in demand. The volume of water CW-Bahamas sells to the WSC was not adversely impacted by the COVID-19 pandemic despite the reduced economic activity on New Providence in 2021, and water volume sales remain steady as economic activity has increased in 2022.

CW-Bahamas’ day-to-day operations were not materially impeded by the COVID-19 pandemic – we continue to produce and supply water to meet the requirements of our two water agreements with the WSC. We believe CW-Bahamas has sufficient spare parts and consumables inventories to continue normal operations.

Aerex

Aerex presently has 15 manufacturing employees. Should a number of these employees become ill, Aerex could be required to reduce or cease its manufacturing activities, which could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

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

PERC

PERC’s operations are considered essential services by the states in which it operates. Presently, the COVID-19 pandemic has not materially impeded PERC’s day-to-day operations.

Approximately 46% of PERC’s revenue of $17.8 million for the nine months ended September 30, 2022 was generated in California under contracts with government entities. The State of California has publicly acknowledged on-going difficulties due to the COVID-19 pandemic, and such difficulties presently, or could in the future, extend to the various counties, municipalities, and other government-related entities in California, including PERC’s customers, which could adversely impact PERC’s revenue and the collection of its accounts receivable.

PERC employs state-certified water and wastewater operators to operate various water treatment facilities in California and Arizona. Should a number of these employees become ill as a result of COVID-19, PERC could have difficulty meeting its contractual and statutory obligations for operating these water treatment facilities, which could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2022 and 2021, we generated approximately 25% and 32%, respectively, of our consolidated revenue and 44% and 44%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2022 and 2021, the Company generated approximately 29% and 33%, respectively, of its consolidated revenue and 45% and 47%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

We are presently unable to determine what impact the resolution of our retail license negotiations will have on our cash flows, financial condition or results of operations but such resolution could result in a material reduction (or the loss) of the operating income and cash flows we have historically generated from our retail operations and could require us to record impairment losses to reduce the carrying value of our retail segment assets. Such impairment losses could have a material adverse impact on our consolidated financial condition, results of operation and cash flows.

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

Adoption of New Accounting Standards

None.

Effect of Newly Issued but not yet Effective Accounting Standards

None.

Dividends

●	On January 31, 2022, we paid a dividend of $0.085 to shareholders of record on January 3, 2022.
●	On April 29, 2022, we paid a dividend of $0.085 to shareholders of record on April 1, 2022.
●	On July 29, 2022, we paid a dividend of $0.085 to shareholders of record on July 1, 2022
●	On September 1, 2022, our Board declared a dividend of $0.085 payable on October 31, 2022 to shareholders of record on October 3, 2022.

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

PART II – OTHER INFORMATION

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

The worldwide coronavirus (COVID-19) pandemic was formally recognized by the World Health Organization on March 11, 2020. In response to this pandemic, the governments of the countries in which we operate - the Cayman Islands, The Bahamas, and the United States - implemented preventative measures to slow the spread of COVID-19, measures which have had profound adverse consequences for the economies of those countries. Tourism, a major economic driver for the Cayman Islands, temporarily ceased due to closing of the country to tourist arrivals by air and sea travel. In November 2021, the Cayman Islands government eliminated certain travel restrictions for COVID-19 vaccinated travelers that allowed tourists to enter the Cayman Islands for the first time since March 2020. Our retail water revenues continue to be significantly lower than pre-pandemic levels. Tourist arrivals to The Bahamas by air and sea declined significantly due to the pandemic. Overall economic activity in the United States has also declined.

As a result of the impact of the COVID-19 pandemic on the economies of the countries in which we operate, we have experienced, and will continue to experience, decreases in our consolidated revenue, cash flows generated from operations, and overall liquidity as compared to comparable prior periods.

Furthermore, the COVID-19 pandemic has adversely impacted our customers. Such adverse impacts, should they continue for a prolonged period, could require us to reassess the expected future cash flows from our four reporting units and could require us to record impairment losses to reduce the carrying values of one or more of these reporting units due to a decline in their fair values.

Although we cannot presently quantify the future financial impacts of the COVID-19 pandemic on our company, we believe such impacts will likely continue to have an adverse impact on our consolidated financial condition, results of operations, and cash flows. Given the uncertainty associated with the resolution of this pandemic, we cannot presently determine how long such adverse financial impacts may last.

Our exclusive license to provide water to retail customers in the Cayman Islands has not been expressly extended and we are presently unable to predict the outcome of our on-going negotiations relating to this license.

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2022 and 2021, we generated approximately 25% and 32%, respectively, of our consolidated revenue and 44% and 44%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2022 and 2021, the Company generated approximately 29% and 33%, respectively, of its consolidated revenue and 45% and 47%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

PERC, our principal services segment subsidiary, generates most of its revenue from contracts (“O&M contracts”) to operate and maintain water treatment and reuse facilities owned by third parties. For the three and nine months ended September 30, 2022, we generated revenue of approximately $3.3 million and $10.4 million, respectively, under these O&M contracts. PERC’s O&M contracts have terms ranging from one to five years, with varying renewal options exercisable solely at the discretion of the customer. Approximately 32% of PERC’s revenue for the nine months ended September 30, 2022 was generated under O&M contracts that expire at various dates through December 31, 2023. If we are unable to obtain extensions of these expiring O&M contracts or are unable to replace the revenue lost from contracts that expire with revenue from new O&M contracts, our consolidated financial condition, results of operations, and cash flows would be adversely affected.

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

Based upon our estimation prepared as of December 31, 2021, the fair value of our manufacturing reporting unit exceeded its carrying value by only 15%. If we determine in the future that Aerex’s discounted future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values as of September 30, 2022 of our manufacturing reporting unit’s goodwill of $1,985,211 and its remaining unamortized intangible assets balances of $777,778 recorded as a result of the acquisition of Aerex. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2022, we issued 2,755 shares of preferred stock to 20 employees for cash at a price of $8.73 per share. The issuance of the preferred stock to sixteen employees was exempt from registration under Regulation S promulgated under the Securities Act because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). Four employees are US persons and the issuance of such shares to them was exempt under Section 4(a)(2) of the Securities Act. The US persons is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through the employee's business relationship with us, to information about us.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1*

Procurement of and Operating Agreement for a Sea Water Desalination Plant at Red Gate Water Works, Grand Cayman, Cayman Islands, using the Reverse Osmosis Process (2021), effective as of May 10, 2022, by and between The Water Authority of the Cayman Islands and Ocean Conversion (Cayman) Limited

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Portions of the exhibit have been omitted pursuant to Item 601 of Regulation S-K, as such information both (i) is not material and (ii) would be competitively harmful if publicly disclosed, and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

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

Date: November 14, 2022