Form 10-K
period 2022-12-31
Consolidated Water Co. Ltd.
filed 2023-03-30
CIK 928340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ⌧

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 30, 2022, was $209,109,778.

As of March 24, 2023, 15,722,244 shares of the registrant’s common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement related to its 2023 Annual Shareholders’ Meeting will be subsequently filed with the Securities and Exchange Commission and are incorporated by reference into Part III of this Form 10-K.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve assumptions and certain risks and uncertainties which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

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

Overview

Through our subsidiaries and affiliate, we provide the following services to our customers in the Cayman Islands, The Bahamas, the United States and the British Virgin Islands:

●	Retail Water Operations. We produce potable water from seawater utilizing reverse osmosis technology and supply this water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the Cayman Islands government to provide water in two of the three most populated areas on Grand Cayman. In 2022, our retail water operations generated approximately 27% of our consolidated revenue.

●	Bulk Water Operations. We produce potable water from seawater utilizing reverse osmosis technology and supply this water to government-owned distributors in the Cayman Islands and The Bahamas. In 2022, our bulk water operations generated approximately 35% of our consolidated revenue.

●	Services Operations. We design, construct and sell water production and water treatment plants, and we manage and operate water production plants, and water treatment and reuse infrastructure for third parties. We also provide water related consulting services. In 2022, our services operations generated approximately 31% of our consolidated revenue.

●	Manufacturing Operations. We manufacture and service a wide range of specialized and custom water-related products and systems applicable to commercial, municipal and industrial water production, supply and treatment. In 2022, our manufacturing operations generated approximately 7% of our consolidated revenue.

●	Affiliate Operations. We own 50% of the voting rights and 43.53% of the equity rights of Ocean Conversion (BVI) Ltd., which produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department.

As of December 31, 2022, the number of water production and water treatment plants we and our affiliate operated in each country, and the production capacities of these plants, were as follows:

Water Production Plant Location	Plants	Capacity(1)
Cayman Islands	7	9.9
Bahamas	2	14.8
British Virgin Islands	2	0.8
Total	11	25.5
(1)	In millions of gallons per day.

Water Treatment Plant Location	Plants	Capacity(1)
United States	27	52.5

(1)	In estimated millions of gallons per day.

Strategy

We are a comprehensive water solutions company that serves a variety of customers through multiple product and service offerings. Presently, we:

●	produce and sell potable water through the development and operation of water infrastructure that employs reverse osmosis technology to produce potable water from seawater;
●	develop, sell and manage water treatment and water reuse system infrastructure that meets regulatory, environmental and commercial needs and requirements;
●	fabricate/manufacture specialized and custom equipment and products employed in the production and treatment of water for municipal, commercial and industrial purposes; and
●	provide water-related management and consulting services.

We expect to continue to expand and diversify our products, services and markets to meet the ever-expanding global demand for water.

Key elements of our strategy include:

Market expansion. We continue to seek to expand our existing operations in the markets we believe have significant unfulfilled demands for desalinated potable water, water treatment and reuse systems and our other products and services. These markets include the United States and the Caribbean. We may also pursue business in other markets where we believe we can be successful.

Complementary products, services and businesses. We continue to pursue acquisitions or joint ventures that (i) complement and enhance our existing businesses; (ii) expand our product and service offerings and markets; and (iii) support our objective to be a comprehensive water solutions provider.

Our Company

We conduct our operations in the Cayman Islands, The Bahamas, the United States, and the British Virgin Islands through our subsidiaries and our affiliate. Our corporate organizational structure as of December 31, 2022 is as follows:

Retail Segment

Cayman Water Company Limited (“Cayman Water”). Cayman Water operates under an exclusive retail license granted by the Cayman Islands government to provide water to customers within a prescribed service area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. Cayman

Water owns and operates four seawater reverse osmosis desalination plants. Cayman Water and the Water Authority-Cayman (“WAC”), a government-owned utility and regulatory agency, are Grand Cayman’s only water utilities.

Aquilex, Inc. (“Aquilex”). Aquilex, a U.S. company located in Coral Springs, Florida, provides financial, engineering, information technology, administrative and supply chain management support services to our subsidiaries and affiliate. We include Aquilex in our retail segment for financial segment reporting purposes; however, it provides services to all four of our business segments.

Bulk Segment

Consolidated Water (Bahamas) Limited (“CW-Bahamas”). We own 90.9% of CW-Bahamas, which provides bulk water under long-term contracts to the Water and Sewerage Corporation of The Bahamas (“WSC”), a government agency. CW-Bahamas owns and operates our largest desalination plant and one other desalination plant.

Ocean Conversion (Cayman) Limited (“OC-Cayman”). OC-Cayman provides bulk water under long-term contracts to the WAC, which distributes the water to properties located outside our exclusive retail license service area on Grand Cayman. OC-Cayman built, sold and operates three seawater reverse osmosis desalination plants owned by the WAC.

Services Segment

DesalCo Limited (“DesalCo”). A Cayman Islands company, DesalCo provides design, management, engineering and construction services for desalination projects as well as management and engineering services relating to municipal water distribution and treatment.

PERC Water Corporation (“PERC”). On October 24, 2019, we purchased, through our wholly-owned U.S. subsidiary, Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”), 51% of the equity in PERC, a U.S. company headquartered in Fountain Valley, California. PERC develops, builds, sells, operates and manages water, wastewater and water reuse infrastructure. In August 2020, we purchased an additional 10% ownership interest of PERC, increasing our ownership of this subsidiary to 61%. In January 2023, we acquired the remaining 39% ownership interest in PERC.

Manufacturing Segment

Aerex Industries, Inc. (“Aerex”). Aerex, a U.S. company located in Fort Pierce, Florida, is an original equipment manufacturer of a wide range of specialized and custom products and systems applicable to desalination, municipal water treatment and industrial water and wastewater treatment. Aerex’s products include reverse osmosis desalination equipment, membrane separation equipment, filtration equipment, piping systems, vessels and custom fabricated components. Aerex also offers engineering, design, consulting, inspection, training and equipment maintenance services to its customers.

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

Discontinued Operations - Mexico Project Development

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

On June 29, 2020, the Director General of CEA and the Director General of CESPT terminated the APP Contract. As a result of the cancellation of the APP Contract, we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all expenses we incur in connection with our on-going international arbitration with the Mexico government to obtain reimbursement for the costs we incurred in connection with the Project are reported as discontinued operations in our consolidated financial statements.

Our Operations

For fiscal year 2022, our retail water, bulk water, services and manufacturing segments generated approximately 27%, 35%, 31% and 7%, respectively, of our consolidated revenue. For additional information about our business segments and geographical information about our operating revenue and long-lived assets, see Note 14 to our consolidated financial statements at ITEM 8 of this Annual Report.

Retail Water Operations

For fiscal years 2022 and 2021, our retail water operations accounted for approximately 27%, and 33%, respectively, of our consolidated revenue. This business produces and supplies potable water to end-users, including residential, commercial and government customers in the Cayman Islands.

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman: Seven Mile Beach and West Bay.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. We continue to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with our understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. We continue to pay the royalty of 7.5% of revenue we collect required under the 1990 license.

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

See also ITEM 1A. RISK FACTORS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies - Cayman Water Retail License.

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

We bill our customers on a monthly basis based on metered consumption and bills are typically collected within 30 to 45 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. Bad debts have historically represented less than 1% of our total annual retail sales. In addition to their past due invoice balance, customers that have had their service disconnected must pay re-connection charges.

Historically, demand on our water production and pipeline distribution has varied throughout the year. Demand depends upon various factors, most notably rainfall amounts and the number of tourists during any particular time of the year. In general, the majority of tourists come from the United States during the winter which is also the dry season in the Cayman Islands. The COVID-19 pandemic and the resulting cessation of tourism to the Cayman Islands significantly reduced demand for our water. In August 2022, the Cayman Islands government lifted the COVID-19 pandemic related travel restrictions that had eliminated tourist travel to the Cayman Islands since March 2020.

Bulk Water Operations

For fiscal years 2022 and 2021, our bulk water operations accounted for approximately 35%, and 40%, respectively, of our consolidated revenue. These operations produce potable water from seawater and sell this water to government-owned utilities in the Cayman Islands and The Bahamas, which then distribute the water to end users.

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

The high-pressure pumps at our Windsor and Blue Hills plants in The Bahamas are diesel engine-driven. Electricity for the remainder of our plant operations is supplied by Bahamas Power and Light Company (“BPL”). We maintain a standby generator with sufficient capacity to operate essential equipment at our Windsor and Blue Hills plants and are able to produce 100% of the production capacity with these plants during temporary interruptions in the electricity supply from BPL.

Services Operations

For fiscal years 2022 and 2021, our services operations accounted for approximately 31% and 21%, respectively, of our consolidated revenue.

We provide design, engineering and construction services for desalination infrastructure projects through DesalCo, an original equipment manufacturer of seawater reverse osmosis desalination plants. DesalCo also provides management and procurement services for desalination plants and engineering services relating to municipal water production, distribution and treatment. DesalCo also conducts research and development. DesalCo sometimes tests new components and technology offered by suppliers in our business and, at times, collaborates with suppliers in the development of their products. Presently, DesalCo is providing management and purchasing services to our affiliate OC-BVI in the British Virgin Islands. In the past, DesalCo has provided consulting services to the WSC and constructed and sold desalination plants to the WAC, and is presently constructing the Red Gate desalination plant for the WAC.

On October 24, 2019, we acquired 51% of the common stock of PERC, a U.S. company headquartered in Fountain Valley, California, which commenced operations in 1998. In August 2020, we acquired an additional 10% of PERC, increasing our ownership of this subsidiary to 61%. PERC develops, builds, and sells wastewater and water reuse infrastructure. PERC also provides management services for wastewater and water reuse infrastructure under long-term operations and maintenance contracts. PERC’s primary markets are California and the Southwest U.S., but it conducts business in other areas of the U.S. In January 2023, we acquired the remaining 39% ownership interest in PERC.

Manufacturing Operations

For fiscal years 2022 and 2021, our manufacturing operations accounted for approximately 7% and 6%, respectively, of our consolidated revenue. Our manufacturing operations consist of Aerex, an original equipment manufacturer and service provider of a wide range of specialized and custom products applicable to desalination, municipal water treatment and industrial water and wastewater treatment. Aerex’s products include reverse osmosis desalination equipment, membrane separation equipment, filtration equipment, piping systems, vessels and custom fabricated components. Aerex’s manufacturing facility and headquarters are located in Fort Pierce, Florida and substantially all of its customers are U.S. companies.

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

OC-BVI purchases electrical power to operate this plant from BVI Electric Co. and operates diesel engine-driven emergency power generators which can produce 100% of the plant’s production capacity when BVI Electric Co. is unable to provide power to the plant.

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

Our access to seawater for processing into potable water is granted through our licenses and contracts with governments of the various jurisdictions in which we operate.

Seasonal Variations in Our Business

Demand for our water in the Cayman Islands, The Bahamas and the British Virgin Islands is affected by variations in the level of tourism and rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, global health concerns such as COVID-19, and increased costs of fuel and airfare. In the Cayman Islands, we normally sell more water during the first and second quarters of the year, when the number of tourists is greater and local rainfall is less than in the third and fourth quarters. The COVID-19 pandemic and the resulting cessation of tourism to the Cayman Islands significantly reduced demand for our water in 2021. In August 2022, the Cayman Islands government lifted the COVID-19 pandemic related travel restrictions that had eliminated tourist travel to the Cayman Islands since March 2020. Demand in The Bahamas was not affected to the same degree by the drop in tourism resulting from the COVID-19 pandemic.

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

Cayman Islands

The Cayman Islands are a British Overseas Territory with a stable political climate since 1670, when the Treaty of Madrid ceded the Cayman Islands to England. The King of England appoints the Governor of the Cayman Islands to make laws with the advice and consent of the Parliament of the Cayman Islands. The Parliament of the Cayman Islands consists of 19 elected members and two members appointed by the Governor from the Civil Service. The Cabinet is responsible for day-to-day government operations. The Cabinet consists of the Premier and six other ministers who are chosen by the Premier from its 19 popularly elected members, and the two Civil Service members. The elected members choose from among themselves a leader, who is designated the Premier, and is in effect the leader of the elected government. The Governor has reserved powers and the United Kingdom retains full control over foreign affairs and defense. The Cayman Islands are a common law jurisdiction and have adopted a legal system similar to that of the United Kingdom.

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

The Bahamas

The Commonwealth of The Bahamas is an independent nation and a constitutional parliamentary democracy with the King of England as the constitutional head of state. The basis of the Bahamian law and legal system is the English common law tradition with a Supreme Court, Court of Appeals, and a Magistrates court.

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

British Virgin Islands

The British Virgin Islands (“BVI”) is a British Overseas Territory, with the King of England as the Head of State and His Majesty’s representative, the Governor, responsible for external affairs, defense and internal security, the Civil Service and administration of the courts. Since 1967, the BVI has held responsibility for its own internal affairs.

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

According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in 2021 to be 71,105 after the census count. According to the figures published by the Department of Tourism Statistics Information Center, in 2022 as compared to 2021, tourist air arrivals increased over 1000% to approximately 284,000 and tourist cruise ship arrivals increased from zero to approximately 743,000.

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

The Bahamas. The Bahamas government, through the WSC, supplies all of the piped water on the island of New Providence, Bahamas, which includes Nassau, the largest city, political capital and commercial hub of The Bahamas. We supply water to the WSC through the water supply agreements for our Blue Hills and Windsor plants, which are located in Nassau. New Providence is the most populous island in The Bahamas, with more than 70% of the country’s population. A 2010 census placed the population of New Providence at approximately 246,000; more recent estimates suggest it is approximately 275,000. According to statistics published by the Bahamas Ministry of Tourism, the number of cruise ship arrival and air arrival tourists to New Providence were approximately 590,000 and 320,000, respectively, in 2020 and were approximately 465,000 and 650,000, respectively, in 2021. The most current data published by the Bahamas Ministry of Tourism for 2022 shows that the number of cruise ship arrival and air arrival tourists were approximately 2,136,000 and 1,137,000, respectively.

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

We are the only non-government-owned public water utility on Grand Cayman. The Cayman Islands government, through the WAC, supplies water to parts of Grand Cayman located outside of our licensed service area. Although we have no competition within our exclusive retail license service area for potable water, our ability to expand our service area is at the discretion of the Cayman Islands government. We have competed with such companies as SUEZ/Veolia, IDE Technologies and small local contractors for bulk water supply contracts with the WAC and expect to compete with these and other companies for any new water supply contracts awarded by the WAC.

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

As of March 24, 2023, we employed a total of 223 persons, 62 in the Cayman Islands, 140 in the United States, 19 in The Bahamas and two in The Netherlands. We also managed the five employees of OC-BVI in the British Virgin Islands. We have 13 management employees and 45 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. We have no collective bargaining agreements with our employees, and none are represented by labor unions. We consider our relationships with our employees to be very good.

During the COVID-19 pandemic, we implemented a number of significant safety measures based on current guidelines recommended by the Centers for Disease Control for employees who work at our facilities.

Available Information

Our website address is http://www.cwco.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website as part of this Annual Report.

We have adopted a written code of conduct and ethics that applies to all of our employees and Directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics, the charters of the Audit Committee, Compensation Committee, Nominations and Corporate Governance Committee, Environmental and Social Governance Committee and the Corporate Governance Guidelines of our Board of Directors are available at the Investors section of our website.

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

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2022 and 2021, we generated approximately 27% and 33%, respectively, of our consolidated revenue and 44% and 47%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. We continue to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with our understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. We continue to pay the royalty of 7.5% of revenue we collect required under the 1990 license.

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

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $16.3 million as of December 31, 2022. Approximately 65% of this December 31, 2022 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of December 31, 2022, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

In its latest report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded the Government of The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3.

If CW-Bahamas is unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) we may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide an allowance for doubtful accounts for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Most of our services segment revenue is generated under short-term contracts. An inability to obtain extensions of these contracts or to obtain new contracts to replace the revenue that is lost from contracts that are not extended could adversely impact our financial results.

PERC, our principal services segment subsidiary, generates most of its revenue from contracts (“O&M contracts”) to operate and maintain water treatment and reuse facilities owned by third parties. For 2022, we generated revenue of approximately $13.7 million under these O&M contracts. PERC’s O&M contracts have terms ranging from one to ten years, with varying renewal options exercisable solely at the discretion of the customer. Approximately 16% of PERC’s revenue for 2022 was generated under O&M contracts that expire at various dates through December 31, 2023. If we are unable to obtain extensions of these expiring O&M contracts or are unable to replace the revenue lost from contracts that expire with revenue from new O&M contracts, our consolidated financial condition, results of operations, and cash flows would be adversely affected.

If the future financial performance of Aerex falls short of our most recent financial projections for this subsidiary, we may be required to record impairment losses to reduce the carrying values of the goodwill and intangible assets of our manufacturing segment.

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

In late July 2021, this former major customer communicated to Aerex that it expected to recommence its purchases of the specialized product from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to the amounts it had purchased from Aerex in 2020 and prior years. Our updated sales estimate for this customer based on this new information was substantially below the anticipated sales to this customer for 2022 and subsequent years that we used in the discounted cash flow projections we prepared for purposes of testing our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. Furthermore, Aerex’s efforts to replace the revenue previously generated from this customer with revenue from existing and new customers were adversely impacted by the negative economic conditions (caused in part by the COVID-19 pandemic). These negative economic conditions also increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials, and adversely affected the overall financial condition of Aerex’s current and prospective customer base. Accordingly, in light of this new information from Aerex’s former major customer and the on-going weak economic conditions that we believed would continue through 2022, we updated our projections of future cash flows for the manufacturing reporting unit and tested its goodwill for possible impairment as of June 30, 2021 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. Based upon this testing, we determined that the carrying value of our manufacturing reporting unit exceeded its fair value by $2.9 million, and we recorded an impairment loss to reduce our manufacturing segment’s goodwill by this amount for the three months ended June 30, 2021.

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

Based upon our estimation prepared as of December 31, 2022, the fair value of our manufacturing reporting unit exceeded its carrying value by 63%. If we determine in the future that Aerex’s discounted future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values of our manufacturing segment’s goodwill and its remaining unamortized intangible assets balances, which amounted to $1,985,211 and $754,444, respectively, as of December 31, 2022. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

Current economic conditions are adversely impacting the supply chain for our operations and could have a material adverse impact on our financial results.

As a result of the current economic conditions, we are experiencing issues with our supply chain for the raw materials, components, chemicals, and capital expenditures used in our operations, including rapidly increasing prices, scarcities/shortages, and longer fulfillment times and unexpected delays for our orders to suppliers. Should these economic conditions and issues continue, our operations could be adversely affected, which could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

The profitability of our contracts is dependent upon our ability to accurately estimate construction and operating costs.

The cost estimates we prepare in connection with the construction and operation of our water plants, the water infrastructure we construct and sell to third parties, and our manufacturing contracts, are subject to inherent uncertainties. Additionally, the terms of our water supply contracts may require us to guarantee the price of water on a per unit basis, subject to certain annual inflation and monthly energy cost adjustments, and to assume the risk that the costs associated with producing this water may be greater than anticipated. Because we base our contract prices in part on our estimation of future construction, manufacturing and operating costs, the profitability of our plants and our manufacturing and management contracts is dependent on our ability to estimate these costs accurately. The cost of materials and services and the cost of the delivery of such services may increase significantly after we submit our bid for contract, which could cause the gross profit for a contract to be less than we anticipated when the bid was made. The profit margins we initially expect to generate from a management contract could be further reduced if future operating costs for that contract exceed our estimates of such costs. Any construction, manufacturing, and operating costs for our contracts that significantly exceed our initial estimates could have a material adverse impact our consolidated financial condition, results of operations, and cash flows.

Certain of PERC’s contracts with its customers may be terminated at any time at the customer’s convenience or with relatively short advance notice. The termination of any of these contracts prior to their full performance may result in us realizing less than the full consideration payable under the contract and may negatively impact our financial results.

Certain of PERC’s contracts with its customers, and substantially all of its contracts with governments or municipalities, may be terminated at any time at the customer’s convenience with no or relatively short advance notice. Our business is highly dependent on the purchase of our products and services by government and municipalities, and we believe that contracts with similar termination provisions will continue to be a source of a substantial portion of our revenue for the foreseeable future.

If a customer terminates one of our contracts for convenience, we generally may recover, at most, our incurred or committed costs, settlement expenses, and payment for on work completed or products delivered prior to the termination. As such, the termination of any of these contracts prior to their stated term may result in us realizing less than the full consideration payable under the contract. If any such contract is terminated prior to us performing a substantial portion of the work to be performed or delivering a substantial portion of the products to be delivered, prior to the termination, such termination may have a material adverse impact on our consolidated results of operations.

A significant portion of our consolidated revenue is derived from our water supply agreements with the WSC. The loss of the WSC as a customer would adversely affect us.

One bulk water customer, the WSC, accounted for approximately 32% of our consolidated revenue for 2022. If, for financial or other reasons, the WSC does not comply with the terms of our water supply agreements our consolidated financial condition, results of operations, and cash flows could be materially adversely affected.

Our operations are affected by tourism and are subject to seasonal fluctuations and other factors beyond our control that could affect the demand for our water.

Demand for our water in the Cayman Islands and The Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, global health concerns such as COVID-19, and increased costs of fuel and airfare. In the Cayman Islands, we normally sell more water during the first and second quarters of the year, when the number of tourists is greater and local rainfall is less than in the third and fourth quarters. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely impact our results of operations and cash flows. The COVID-19 pandemic and the resulting cessation of tourism to the Cayman Islands through August 2022 significantly reduced demand for our water. We are unable at this time to determine if or when demand for our water in the Cayman Islands will return to pre-pandemic levels.

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

Our operations could be harmed by natural disasters such as hurricanes or earthquakes.

A natural disaster could cause major damage to our equipment and properties and the properties of our customers, including the large tourist properties in our areas of operation. For example, in January 2020, Grand Cayman experienced an earthquake which damaged three of our eight storage tanks. Any future disaster could cause us to lose use of our equipment and properties and incur additional repair costs. Damage to our customers’ properties and the adverse impact on tourism could result in a decrease in water demand. A natural disaster could also disrupt the delivery of equipment and supplies, including electricity, necessary to our operations. These and other possible effects of natural disasters could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Contamination of our water may cause disruption in our services and adversely affect our revenue.

Our feed water and/or processed water may become contaminated by natural occurrences and by inadvertent or intentional human interference, including acts of terrorism. If our feed water and/or processed water becomes contaminated, we may have to interrupt our supply of desalinated potable water until we are able to install treatment equipment or substitute the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat contaminated feed or processed water through expansion of our current treatment facilities, or development of new treatment methods. An inability by us to substitute feed water from an uncontaminated water source or to adequately treat the contaminated plant feed water or our processed water in a cost-effective manner may have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

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

We are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing water quality and contamination, the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. In particular, we face increasing complexity in our operations as we adjust to new and future requirements relating to water quality, the composition of our other products, their safe use, the energy consumption associated with our operations, and climate change laws and regulations. If we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws, we could incur substantial costs or face other sanctions, which may include restrictions on operating in certain jurisdictions. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean-up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs to comply with environmental laws are difficult to predict. In addition, any complaints or lawsuits against us based on water quality and contamination may receive negative publicity that can damage our reputation and adversely affect our business and trading price of our common stock.

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

Our success depends upon the abilities of our Executive Officers. In particular, the loss of the services of Frederick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2025. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will extend his employment agreement with us.

Our business could be adversely affected by cyber threats or other interruptions in information technology, communications networks and operations.

As part of our operations, we rely on computer systems to process transactions and communicate with our customers, suppliers and other third parties. We rely on continued and unimpeded access to secure network connections to communicate between locations and on reliable internet connections to communicate with external parties. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot be assured that all our systems and processes are free from vulnerability to evolving and increasingly sophisticated cyber-attacks, to other physical breaches or to inadvertent data disclosure by third parties or by us. A significant data security breach, including misappropriation of customer, supplier or confidential employee information, could cause us to incur significant costs, which may include potential costs of investigations, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation, remediation and litigation, substantial repair or replacement costs. We could also experience data losses that would impair our ability to manage our business operations, including accounting and project costs, manage our water and distribution systems or process transactions and have a negative impact on our reputation and loss of confidence of our customers, suppliers and others, any of which could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows and our business in general.

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

Although we report our results in United States dollars, most of our revenue is earned in other currencies. These currencies have been fixed to the United States dollar for more than 20 years. Consequently, we do not employ hedging strategies against the foreign currency exchange rate risk associated with conducting business in foreign currencies while reporting in United States dollars. If any of the existing fixed exchange rates for these other currencies becomes a floating exchange rate and any of these currencies depreciate against the U.S. dollar, our consolidated financial condition, results of operations, and cash flows could be materially adversely affected.

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

We are incorporated under the laws of the Cayman Islands and most of our assets are located outside of the United States. In addition, six of our 14 Directors and Officers reside outside the United States. As a result, it may be difficult for investors to execute service of process within the United States upon us and such other persons, or to enforce judgments obtained against such persons in United States courts, and bring any action, including actions predicated upon the civil liability provisions of the United States securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts or jurisdictions located outside of the United States, rights predicated upon the United States securities laws.

Based on the advice of our Cayman Islands legal counsel, we believe no reciprocal statutory enforcement of foreign judgments exists between the United States and the Cayman Islands, and that foreign judgments originating from the United States are not directly enforceable in the Cayman Islands. A prevailing party in a United States proceeding against us or our Directors and Officers would have to initiate a new proceeding in the Cayman Islands using the United States judgment as evidence of the party’s claim. A prevailing party could rely on the summary judgment procedures available in the Cayman Islands, subject to available defenses in the Cayman Islands courts, including, but not limited to, the lack of competent jurisdiction in the United States courts, lack of due service of process in the United States proceeding and the possibility that enforcement or recognition of the United States judgment would be contrary to the public policy of the Cayman Islands.

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

The average daily trading volume of our common stock in 2022 was approximately 102,300 shares, a much lower trading volume than that of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to the limited volume of trading in our common stock, an investor in our stock may have difficulty selling larger volumes of our common stock in the manner, or at the price, that might be attainable if our common stock were more actively traded.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Cayman Islands Properties

Abel Castillo Water Works

We own and operate our Abel Castillo Water Works, which is located in the Seven Mile Beach area and encompasses 12,812 square feet of buildings, two seawater reverse osmosis desalination plants with an aggregate capacity of 3.0 million gallons per day, a high service distribution pump house, warehouse space and three potable water storage tanks each with a capacity of 1.0 million gallons and one potable water storage tank with a capacity of 2.0 million gallons with an aggregate storage capacity of 5.0 million gallons. The site is located on 4.2 acres, including 485 feet of waterfront.

West Bay Plant

We own and operate our West Bay plant located on 6.1 acres in West Bay. The plant began operating in 1995, was expanded over the years, and now has a production capacity of approximately 885,000 gallons per day. On this site, we have a 2,600 square foot building which houses our water production facilities, a 2,400 square foot building which houses the potable water distribution pumps, a water quality testing laboratory, and office space and water storage capacity consisting of three potable water tanks each with a capacity of 1.0 million gallons with an aggregate storage capacity of 3.0 million gallons.

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

Other Property

In October 2022, Cayman Water purchased for $2.94 million approximately 2.8 acres of land in the West Bay area of Grand Cayman. Cayman Water expects to use this site for the construction of new corporate headquarters, emergency operations center and warehouse facility at some point in the future.

Bahamas Properties

Windsor Plant

Our Windsor water production facility, located in Nassau, New Providence, has a production capacity of 2.8 million gallons per day. The plant is powered by a combination of diesel engine-driven high-pressure pumps and electrical power purchased from Bahamas Power and Light to power all other loads in the plant. The plant is contained within a 12,000 sq. ft. steel building, and a warehouse, workshop and offices contained within a 2,600 sq. ft. concrete building. The buildings are located on land owned by the WSC and our water sales agreement gives us a license to use the land throughout the term of that agreement, which expires in 2033. We also own and maintain a 5.0 million gallon welded steel water storage tank that was constructed by us and is operated by the WSC.

Blue Hills Plant

Our Blue Hills plant in Nassau, New Providence consists of two production facilities. The first facility was completed in July 2006, has a production capacity of 7.2 million gallons per day, and is powered by a combination of diesel engine-driven high-pressure pumps and electrical power purchased from the Bahamas Power and Light to power all other loads in the plant. The plant is contained within a concrete and steel building with a footprint of 16,000 square feet that also contains a warehouse, workshop and offices. It is located on land owned by the WSC and our 20-year water sales agreement gives us a license to use the land throughout the term of that agreement.

The Blue Hills plant water supply agreement was amended in January 2011 and extended through 2032. Pursuant to this amendment, we added a second production facility to increase the total production capacity of the Blue Hills plant to 12.0 million gallons per day. The second facility was completed in March of 2012 and is powered by a combination of diesel engine-driven high-pressure pumps and electrical power purchased from the Bahamas Power and Light to power all other loads in the plant. The second facility is contained within a steel building with a footprint of 10,640 square feet located adjacent to the initial production facility on land owned by the WSC. We also own and maintain a 1.0 million gallon welded steel elevated water storage tank that was constructed by us and is operated by the WSC.

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

PERC leases approximately 4,100 square feet of office space in Fountain Valley, California that serves as its corporate headquarters. This lease expired in August 2021 and is currently on a month-to-month basis.

Mexico Properties

NSC and AdR own 20.1 hectares and 0.18 hectares of land, respectively, in Rosarito Beach, Baja California, Mexico.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the NASDAQ Global Select Market and trades under the symbol “CWCO”.

No trading market exists for our redeemable preferred stock, which is only issued to, or purchased by, long-term employees of our company.

On January 3, 2022, March 30, 2022 and January 3, 2023, we issued a total of 23,411 shares, 18,419 shares and 25,986 shares of our common stock, respectively, to Executive Officers under the 2008 Equity Incentive Plan. On December 9, 2022, we issued a total of 30,767 shares of our common stock to our Directors under the Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “ITEM 11. EXECUTIVE COMPENSATION”.

Currently 2,023,850 Bahamian Depository Receipts (“BDRs”) that constitute ownership of 404,770 shares of our common stock are listed and traded on the Bahamian International Stock Exchange. Our common shares that underlie these BDRs are held in a custodial account in The Bahamas. The BDRs are entitled to dividend payments, when declared, on our common stock in proportion to the BDRs’ relative value to our common stock.

Holders

As of March 24, 2023, we had 718 holders of record of our common stock.

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

	2022	2021
First Quarter	$0.085	$0.085
Second Quarter	0.085	0.085
Third Quarter	0.085	0.085
Fourth Quarter	0.085	0.085
	$0.34	$0.34

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

Comparative Operations
2022			2021
Location	Plants	Capacity (1)	Location	Plants	Capacity (1)
Cayman Islands	7	9.9	Cayman Islands	7	9.9
Bahamas	2	14.8	Bahamas	2	14.8
British Virgin Islands	2	0.8	British Virgin Islands	2	0.8
	11	25.5		11	25.5

(1) In millions of gallons per day.

Our water treatment and reuse facilities are conducted at 27 plants in the United States. The following table sets forth the comparative combined estimated production capacity of our services segment as of December 31 of each year.

Comparative Operations
2022			2021
Location	Plants	Capacity (1)	Location	Plants	Capacity (1)
United States	27	52.5	United States	28	52.6

(1) In estimated millions of gallons per day.

Cayman Islands

We have been operating our business on Grand Cayman since 1973 and have been using reverse osmosis technology to convert seawater to potable water since 1989. The Cayman Islands have a limited natural supply of fresh water. We have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to the Seven Mile Beach and West Bay areas of Grand Cayman. This license expired in January 2018 but as discussed in the following paragraph we continue to provide water under the terms of this license. Our Grand Cayman operations consist of four company-owned seawater reverse osmosis desalination plants which provide water to approximately 7,950 retail residential and commercial connections within a government licensed area and three government-owned seawater reverse osmosis plants which supply bulk water to the WAC. Our pipeline system on Grand Cayman Island covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 100 miles of potable water pipe.

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

The Bahamas

CW-Bahamas produces potable water from two seawater reverse osmosis desalination plants. The Windsor plant and the Blue Hills plant are located in Nassau, New Providence and have a total installed capacity of 14.8 million gallons per day. CW-Bahamas supplies water from these plants to the Water and Sewerage Corporation of The Bahamas (“WSC”) under long-term supply agreements. During 2022, we supplied approximately 4.6 billion gallons of water to the WSC from these plants, as compared to 4.4 billion gallons during 2021.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable. Representatives of the Bahamas government have informed us that their delays in paying our accounts receivables did/do not reflect any type of dispute with us with respect to the amounts owed. To date, we have not been required to provide an allowance for any delinquent CW-Bahamas accounts receivable as such amounts were eventually paid in full. Based upon our experience, we believe that the present accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables. Such accounts receivable balances due from The Bahamas government amounted to $16.3 million as of December 31, 2022. See further discussion of this matter at ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - CW-Bahamas Liquidity.

Critical Accounting Policies and Estimates

Our critical accounting policies relate to (i) the valuations of our goodwill, intangible assets and long-lived assets; and (ii) revenue recognition on our construction and manufacturing contracts.

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

The application of our critical accounting policies involve estimates or assumptions that constitute “critical accounting estimates” for us because:

●	the nature of these estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and
●	the impact of the estimates and assumptions on financial condition and results of operations is material.

Goodwill and Intangible Assets

Goodwill represents the excess cost of an acquired business over the fair value of the assets and liabilities of the acquired business. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or upon the identification of a triggering event. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. We evaluate the possible impairment of goodwill annually as part of our reporting process for the fourth quarter of each fiscal year. Management identifies our reporting units for goodwill impairment testing purposes, which consist of Cayman Water, the bulk segment (which is comprised of CW-Bahamas and OC-Cayman), PERC, and the manufacturing segment (i.e., Aerex), and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit and compare these fair values to the carrying amounts of the reporting units. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recorded.

For 2021, we estimated the fair value of our reporting units by applying the discounted cash flow method, which relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis.

We also estimated the fair value of each of our reporting units for 2021 by applying the guideline public company method.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings we applied to each method for 2021 were 80% to the discounted cash flow method and 20% to the guideline public company method.

The fair values we estimated for our Cayman Water, bulk segment, PERC and manufacturing reporting units exceeded their carrying amounts by 32%, 51%, 15% and 15%, respectively, as of December 31, 2021.

For 2022, we elected to assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment testing we have conducted in prior years for all goodwill reporting units other than the manufacturing unit. We assessed the relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units are less than their carrying values. The events and circumstances assessed for each unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events. Based upon this qualitative assessment we determined that it is more likely than not that the fair values of our Cayman Water and bulk segment reporting units exceeded their carrying values as of December 31, 2022. Based upon our negotiated, arms-length purchase of the remaining 39% equity interest in PERC from its minority shareholders for $7.8 million in January 2023, the fair value of our PERC reporting unit exceeded its carrying value by 79% as of December 31, 2022.

Due to the factors discussed in the following paragraphs, we elected to test the goodwill associated with our manufacturing reporting unit for possible impairment using the quantitative tests applied in prior years.

In connection with our acquisition of Aerex in 2016, we recorded goodwill of $8,035,211. Aerex’s actual results of operations for 2016 fell significantly short of the projected results that were included in the cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Due to this shortfall in Aerex’s results of operations, we tested our manufacturing segment’s goodwill for possible impairment and recorded an impairment loss of ($1,750,000) in 2016. As part of our annual impairment testing of goodwill performed during the fourth quarter, in 2017 we updated our projections for Aerex’s future cash flows, determined that the carrying value of our manufacturing reporting unit exceeded its fair value, and recorded an impairment loss of ($1,400,000) for December 31, 2017 to further reduce the carrying value of our manufacturing segment goodwill to $4,885,211.

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

In late July 2021, this former major customer communicated to Aerex that it expected to recommence its purchases of the specialized product from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to the amounts it had purchased from Aerex in 2020 and prior years. Our updated sales estimate for this customer based on this new information was substantially below the sales we anticipated to this customer for 2022 and subsequent years that we used in the discounted cash flow projections we prepared for purposes of testing our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. Furthermore, Aerex’s efforts to replace the revenue previously generated from this customer with revenue from existing and new customers were adversely impacted by the negative economic conditions (caused in part by the COVID-19 pandemic). These negative economic conditions also increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials, and adversely affected the overall financial condition of Aerex’s current and prospective customers. Accordingly, in light of this new information from Aerex’s former major customer, and the on-going weak economic conditions that we believed would continue through 2022, we updated our projections of future cash flows for the manufacturing reporting unit and tested its goodwill for possible impairment as of June 30, 2021 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. Based upon this testing, we determined that the carrying value of our manufacturing reporting unit exceeded its fair value by $2.9 million, and we recorded an impairment loss to reduce our manufacturing segment’s goodwill by this amount for the three months ended June 30, 2021.

For 2022, we estimated the fair value of our manufacturing reporting unit by applying the discounted cash flow method, which relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis. We also estimated the fair value of our manufacturing reporting unit for the year ended December 31, 2022 by applying the guideline public company method. We weighted the fair values estimated for our manufacturing reporting unit under each method and summed such weighted fair values to estimate the overall fair value for the reporting unit. The respective weightings we applied to each method for the year ended December 31, 2022 were 80% to the discounted cash flow method and 20% to the guideline public company method.

The fair value we estimated for our manufacturing reporting unit exceeded its carrying amount by 63% as of December 31, 2022.

We believe the inherent uncertainties associated with the accounting estimates and assumptions we use for our estimates of our manufacturing reporting unit’s fair value have increased due to the current, less predictable economic conditions, which have resulted in increasing raw material prices, extended and unexpected delays in the procurement and delivery of our raw materials, and have also, we believe, adversely affected our customers. Should interest rates rise significantly in the future we would likely be required to increase the discount rate we use under the discounted cash flow method we use to estimate the fair value of this reporting unit, and such increased discount rate in and of itself could decrease the estimated fair value of our manufacturing reporting unit under the discounted cash flow method.

As noted previously, based upon our estimation prepared as of December 31, 2022, the fair value of our manufacturing reporting unit exceeded its carrying value by 63%. However, if we determine in the future that Aerex’s discounted future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values of our manufacturing segment’s goodwill and its remaining unamortized intangible assets balances, which amounted to $1,985,211 and $754,444, respectively, as of December 31, 2022. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

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

We recognize revenue for our construction and our specialized/custom manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to total estimated costs at completion to measure progress toward satisfying a contract’s performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, materials and amounts payable to subcontractors. We follow this method since we can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, we record revenue and recognize profit or loss as work on the contract progresses. We estimate total project or manufacturing costs and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and update these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.

The cost estimates we prepare in connection with our construction and manufacturing contracts are subject to inherent uncertainties. Because we base our contract prices on our estimation of future construction and manufacturing costs, the profitability of our construction and manufacturing contracts is highly dependent on our ability to estimate these costs accurately, as almost all of our construction and manufacturing contracts are fixed-price contracts. The cost of materials, labor and subcontractors could increase significantly after we sign a construction or manufacturing contract, which could cause the gross profit for a contract to decline from our previous estimates, adversely affecting our recognition of revenue and gross profit for the contract. Construction or manufacturing contract costs that significantly exceed our initial estimates could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Results of Operations

The following discussion and analysis of our results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included under Part II, ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

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

As a result of the cancellation of the APP Contract, in 2020 we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, are classified as discontinued operations in the accompanying consolidated financial statements. Our net losses from discontinued operations for 2022 and 2021 were ($2,371,049) and ($2,574,079), respectively. Our net losses from discontinued operations for 2022 and 2021 includes provisions of $377,326 and $963,540, respectively, for uncollectible value added taxes paid to, and reimbursable by, the Mexican federal government.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2022 was $5,856,294 ($0.38 per share on a fully diluted basis), as compared to $875,579 ($0.06 per share on a fully diluted basis) for 2021.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the year ended December 31, 2022 as compared to the year ended December 31, 2021 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2022 was $8,227,343 ($0.54 per share on a fully diluted basis), as compared to $3,449,658 ($0.23 per share on a fully diluted basis) for 2021.

Revenue for 2022 increased to $94,104,972 from $66,863,502 in 2021, as all four segments experienced revenue increases. Gross profit for 2022 was $30,355,123 (32% of total revenue) as compared to $23,507,191 (35% of total revenue) for 2021. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative expenses (“G&A expenses”) on a consolidated basis increased to $21,070,234 for 2022 as compared to $18,350,359 for 2021. The most significant components of the increase in G&A expenses for 2022 were incremental bonus accruals and stock compensation expense aggregating $1,248,242 arising from the improved financial performance of the Company. Other components of the G&A expenses increase relate to (i) other employee costs, which increased by $399,268 due to salary increases and new hires; (ii) professional and legal fees, which increased by $148,663; (iii) insurance expense, which increased $254,599 due to higher premiums and (iv) incremental business development expenses of $170,461. The rise in G&A for 2022 is also due in part to inflationary factors which have increased many of our G&A expenses.

Other income, net, decreased to $464,810 in 2022, as compared to $1,623,595 in 2021 primarily due to a loss of ($128,000) recorded in 2022 for the valuation of the put/call options associated with the acquisition of PERC, as compared to a gain recorded on these options of $818,000 in 2021. In addition, interest income decreased by approximately $238,000 for 2022 as compared to 2021 primarily due to the decrease in CW-Bahamas’ average delinquent accounts receivable balances due from the WSC.

Results by Segment

Retail Segment:

The retail segment incurred a loss from operations of ($1,187,013) for 2022 as compared to a loss from operations of ($2,044,094) for 2021.

Revenue generated by our retail water operations increased to $25,954,013 in 2022 from $22,104,953 in 2021 in part due to a 12.5% increase in the volume of water sold. The sales volumes for both 2022 and 2021 were below the historical volumes for the retail segment prior to 2020 due to the cessation of tourism on Grand Cayman resulting from border restrictions that lasted from March 2020 through August 2022 in response to the COVID-19 pandemic. The increase in the volume of water sold in 2022 as compared to 2021 resulted from the lifting in August 2022 of such pandemic related travel restrictions. Retail revenue also increased due to higher energy costs which increased the energy pass-through component of our water rates and a more favorable rate mix, as much of the volume increase for the quarter was due to higher sales volumes to tourist industry related businesses, which in general purchase higher volumes and therefore pay higher per gallon rates than other retail customers.

Retail segment gross profit increased to $13,405,250 (52% of retail revenue) for 2022 as compared to $11,044,016 (50% of retail revenue) for 2021 due to the revenue increase.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses increased to $14,552,866 for 2022 as compared to $12,841,259 for 2021. The most significant components of the increase in G&A expenses for 2022 were incremental bonus accruals and stock compensation expense of $976,501 arising from the improved financial performance of the Company. Other components of the G&A expenses increase relate to (i) professional and legal fees, which increased by $167,445; (ii) incremental business development expenses of $170,461 and (iii) insurance costs, which increased by $123,938.

Bulk Segment:

The bulk segment contributed $8,393,729 and $7,677,362 to our income from operations for 2022 and 2021, respectively.

Bulk segment revenue was $32,991,066 and $26,800,869 for 2022 and 2021, respectively. The increase in bulk segment revenue from 2021 to 2022 is attributable to an increase in energy costs for CW-Bahamas, which increased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for the bulk segment was $9,958,854 (30% of bulk segment revenue) and $9,041,597 (34% of bulk segment revenue) for 2022 and 2021, respectively. Gross profit in dollars increased in 2022 as compared to 2021 principally due to the increase in revenue. Gross profit as a percentage of revenue decreased in 2022 as compared to 2021 principally due to incremental repairs and maintenance expenses for CW-Bahamas of approximately $361,000 and incremental chemical costs of approximately $554,000 arising from higher chemical prices and greater chemicals usage.

Bulk segment G&A expenses increased to $1,570,732 for 2022 as compared to $1,365,735 for 2021 primarily due to relatively small increases in a variety of expense categories.

Services Segment:

The services segment contributed $2,424,217 and $414,394 to our income from operations for 2022 and 2021, respectively.

Services segment revenue increased to $28,835,428 for 2022 compared to $13,884,857 for 2021 due to increases in both plant design and construction revenue and operating and maintenance revenue, with most of the revenue increase resulting from PERC’s progress on its contract with Liberty Utilities for the construction of a water treatment plant in Goodyear, Arizona which commenced in the third quarter of 2022. Revenue recognized on this contract in 2022 was approximately $9.5 million.

The gross profit for the services segment was $5,861,794 (20% of services segment revenue) in 2022 as compared to $3,177,614 (23% of services revenue) for 2021. The increase in gross profit dollars results from the increased revenue. The decrease in gross profit as a percentage of revenue from 2021 to 2022 results from the relatively lower gross profit percentage earned on PERC’s contract with Liberty Utilities compared to that earned from PERC’s operating and maintenance contracts.

G&A expenses for the services segment increased to $3,461,294 for 2022 as compared to $2,762,735 for 2021 as a result of increased bonus accruals of $235,204 arising from the improved financial performance of PERC, $385,156 in incremental other employee costs attributable to salary increases and new hires and increased insurance expense.

Manufacturing Segment:

The manufacturing segment incurred a loss from operations of ($358,748) for 2022 as compared to a loss of ($4,036,666) for 2021. The loss from operations for 2021 reflects an impairment loss recorded for our manufacturing segment’s goodwill of $2,900,000 due to a decline in Aerex’s projected future cash flows.

Manufacturing segment revenue was $6,324,465 and $4,072,823 for 2022 and 2021, respectively. Manufacturing segment revenue increased from 2021 to 2022 due to an increase in production activity that resulted from an easing of some of the supply change difficulties that restricted production for 2021 and most of 2022.

Manufacturing segment gross profit was $1,129,225 (18% of manufacturing segment revenue) and $243,964 (6% of manufacturing segment revenue) for 2022 and 2021, respectively. The increase in manufacturing segment gross profit in dollars reflects the increased revenue. Gross profit as a percentage of revenue increased due to the revenue increase and the resulting lesser relative impact of fixed factory overhead on this measure, as we elected to continue the employment of all of our highly skilled manufacturing personnel during 2022 and 2021 despite the decrease in production activity.

G&A expenses for the manufacturing segment remained relatively consisted at $1,485,342 for 2022 as compared to $1,380,630 for 2021.

The results of our manufacturing segment have been adversely affected by current economic conditions including, but not limited to, increasing raw materials prices, rising human resources costs, tight labor markets, and extended and unexpected delays in the procurement and delivery of raw materials. We believe these economic conditions have also resulted in product order delays from Aerex’s existing and prospective customers. The current economic conditions could continue (or further deteriorate) and therefore could continue to adversely impact the future results of our manufacturing segment.

FINANCIAL CONDITION

The significant changes in the components of our consolidated balance sheet as of December 31, 2022 as compared to December 31, 2021 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Current inventory increased by approximately $3.2 million primarily due to an increase in Aerex’s inventory, as Aerex began a major new contract in the fourth quarter of 2022. Some of Aerex’s manufacturing contracts have also been delayed, resulting in extended retention times for various inventory items purchased for these contracts.

Prepaid expenses and other current assets increased by approximately $3.1 million primarily due to advance payments to contractors and suppliers and the cost of PERC’s construction bond for the Liberty Utilities project.

Contract assets increased by approximately $2.4 million due to an increase in the Red Gate plant construction and Aerex's manufacturing activities.

Construction in progress increased by approximately $3.0 million due to construction activity for Cayman Water’s replacement of its West Bay desalination plant.

Accounts payable, accrued expenses and other liabilities increased by approximately $5.6 million primarily due to an increase in subcontractor costs for PERC’s contract with Liberty Utilities and Aerex’s manufacturing projects.

Contract liabilities increased by $8.3 million primarily due to approximately $7.0 million in billings made by the services segment in connection with PERC’s new contract with Liberty Utilities. Aerex also had an increase of approximately $1.3 million in billings in the manufacturing segment.

LIQUIDITY AND CAPITAL RESOURCES

Certain transfers from our Bahamas bank accounts to our bank accounts in other countries require the approval of the Central Bank of The Bahamas.

The Cayman Islands does not have a tax treaty with the United States. Consequently, should we be required (or elect) to transfer any profits generated by our U.S. operations to our parent company in the Cayman Islands, the amount of any such profits transferred would be subject to a 30% withholding tax.

Liquidity Position

Our projected liquidity requirements for 2023 include capital expenditures for our existing operations of approximately $14.1 million, which includes $2.8 million to be incurred in 2023 for the replacement of the West Bay seawater desalination plant and approximately $7.5 million for construction of the WAC’s new Red Gate plant. We paid approximately $1.4 million for dividends in January 2023. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board.

On January 4, 2023, we purchased the remaining 39% of PERC from its minority shareholders for approximately $2.44 million in cash and 368,383 shares of the Company’s common stock.

As of December 31, 2022, we had cash and cash equivalents of $50.7 million and working capital of $69.9 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balance (which include accrued interest) due from the WSC amounted to $16.3 million as of December 31, 2022. Approximately 65% of the December 31, 2022 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of December 31, 2022, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

In February 2022, we received correspondence from the Ministry of Finance of the Government of the Bahamas that stated that the Government intends to return all of CW-Bahamas’ accounts receivable from the WSC to current status.

In its latest report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded the Government of The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Based upon our review of this Moody’s report, we continue to believe no allowance for doubtful accounts is required for CW-Bahamas’ accounts receivable from the WSC.

Discussion of Cash Flows for the Year Ended December 31, 2022

Our cash and cash equivalents increased to $50,711,751 as of December 31, 2022 from $40,358,059 as of December 31, 2021.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $21,331,805. This net cash provided reflects net income generated for the year ended December 31, 2022 of $6,969,207 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $6,187,308, an increase in contract liabilities of $8,290,043, an increase in accounts payable and accrued expenses of $6,756,433, an increase in inventory of $3,387,011, an increase in prepaid expenses and other assets of $3,365,747 and an increase in contract assets of $2,423,761.

Cash Flows from Investing Activities

Net cash used by our investing activities was $4,981,036. Cash used was primarily for additions to property, plant and equipment and construction in progress of $7,542,761. We did not renew our CW-Bahamas $2.5 million certificate of deposit at year-end.

Cash Flows from Financing Activities

Net cash used by our financing activities was $6,304,873, almost all of which related to the payment of dividends.

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2022 and 2021, we generated approximately 27% and 33%, respectively, of our consolidated revenue and 44% and 47%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. We continue to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with our understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. We continue to pay the royalty of 7.5% of revenue we collect required under the 1990 license.

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

Adoption of new accounting standards

None.

Effect of newly issued but not yet effective accounting standards

None.

Dividends

●	On January 31, 2022, we paid a dividend of $0.085 to shareholders of record on January 3, 2022.
●	On April 29, 2022, we paid a dividend of $0.085 to shareholders of record on April 1, 2022.
●	On July 29, 2022, we paid a dividend of $0.085 to shareholders of record on July 1, 2022.
●	On October 31, 2022, we paid a dividend of $0.085 to shareholders of record on October 3, 2022.
●	On January 31, 2023, we paid a dividend of $0.085 to shareholders of record on January 3, 2023.
●	On February 21, 2023, our Board declared a dividend of $0.085 payable on April 28, 2023 to shareholders of record on April 3, 2023.

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

Impact of inflation

Under the terms of our Cayman Islands license and our water sales agreements in The Bahamas and the British Virgin Islands, our water rates are automatically adjusted for inflation on an annual basis. Therefore, the impact of inflation on our gross profit, measured in consistent dollars, historically has not been material. However, we have not increased our retail water rates since January 2018 (despite the inflation that has occurred since that date) due to the lack of a resolution of our negotiations with OfReg for a new retail license. This lack of a rate increase has contributed to a decline in the gross profit generated by our retail segment. Furthermore, our manufacturing segment has been adversely impacted by recent significant increases in raw material costs and our services segment could suffer similar adverse impacts in the future. Should the current inflationary trend continue, our consolidated results of operations and cash flows could be materially adversely affected. In general, our operating and maintenance contracts are adjusted annually for the impacts of inflation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Consolidated Water Co. Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Goodwill for the Manufacturing Reporting Unit

As of December 31, 2022, the Manufacturing reporting unit's goodwill balance was $1,985,211.

Management’s goodwill impairment assessment for the Manufacturing reporting unit involves subjective management assumptions. These assumptions are forward-looking and are effected by shifts in the evolving market landscape. Changes in these assumptions can have a material effect on the determination of the fair value of this reporting unit. Given the significant judgments made by management to estimate the fair value of the Manufacturing reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future operating results required a high degree of auditor judgment and an increased extent of effort.

The Company estimated the fair value of the Manufacturing reporting unit by applying the discounted cash flow method, which relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. The seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of the analysis.

The Company also estimated the fair value of the Manufacturing reporting unit for the year ended December 31, 2022 by applying the guideline public company method. The Company weighted the fair values estimated for the Manufacturing reporting unit under each method and summed such weighted fair values to estimate the overall fair value for the reporting unit. The respective weightings applied to each method for the year ended December 31, 2022 were 80% to the discounted cash flow method and 20% to the guideline public company method.

Our primary audit procedures to test management’s goodwill impairment evaluation for the manufacturing reporting unit included the following:

●	We obtained an understanding and evaluated the design of the Company's internal controls over management’s annual goodwill impairment assessment, including controls addressing:

o	Management’s assessment of potential triggering events indicating potential impairment.

o	Management’s annual goodwill assessment and controls surrounding their qualitative and quantitative assessments.

●	We obtained the Company's ASC 350 Goodwill impairment analysis memo and supporting workbook for the Manufacturing segment prepared by the Company's management which includes their goodwill evaluation and discounted cash flow model.

●	We substantively tested the appropriateness of the prospective financial information and assumptions included in the valuation model associated with the projected balance sheets, income statements, capital expenditures, effective tax rates, and growth rates of the out years for contradictions to market factors and information, historical experiences, economic conditions, and the Company's objectives and business risks.

●	In assessing the prospective financial information, we evaluated the reasonableness of management's revenue and operating projections included in their discounted cash flow model through testing of the Company’s contract backlogs and through performing a retrospective review comparing actual historical operations to projections.

●	We obtained the Company's ASC 350 Goodwill impairment analysis report for the Manufacturing segment prepared by the Company's specialist and assessed the appropriateness and reasonableness of valuation methodologies, discount rates, and assumptions used.

●	We traced all relevant financial data from the valuation workbook noted above to the inputs that were used in the goodwill valuation report to ensure the Company's projections were properly incorporated into the valuation model.

●	We utilized our valuation specialist to verify that the valuation methodology used by the Company was appropriate. Our valuation specialist tested the clerical accuracy of the valuation model and reperformed the calculation of the estimated fair value of the reporting unit using the methodologies in the valuation report to verify the Company's calculation of fair value is reasonable. We compared our calculation to the carrying value of the company as of December 31, 2022 noting that there is no impairment.

●	We assessed management's sensitivity analysis adjusting for changes to the projected cash flows and discount rate, noting significant fair value coverage.

/s/ Marcum LLP

We have served as the Company’s auditor since 2005.

West Palm Beach, Florida
March 30, 2023

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$50,711,751	$40,358,059
Certificate of deposit	—	2,500,000
Accounts receivable, net	27,046,182	27,349,307
Inventory	5,727,842	2,504,832
Prepaid expenses and other current assets	5,643,279	2,558,822
Contract assets	2,913,722	489,961
Net asset arising from put/call options	—	128,000
Current assets of discontinued operations	531,480	1,173,741
Total current assets	92,574,256	77,062,722
Property, plant and equipment, net	52,529,545	52,946,539
Construction in progress	3,705,681	710,863
Inventory, noncurrent	4,550,987	4,733,010
Investment in OC-BVI	1,545,430	1,715,905
Goodwill	10,425,013	10,425,013
Intangible assets, net	2,818,888	3,401,666
Operating lease right-of-use assets	2,058,384	2,681,137
Other assets	1,669,377	1,531,816
Long-term assets of discontinued operations	21,129,288	21,146,186
Total assets	$193,006,849	$176,354,857

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$8,438,315	$2,831,925
Accounts payable - related parties	403,839	163,947
Accrued compensation	2,267,583	1,435,542
Dividends payable	1,375,403	1,320,572
Current maturities of operating leases	546,851	592,336
Current portion of long-term debt	114,964	62,489
Contract liabilities	8,803,921	513,878
Deferred revenue	315,825	583,646
Current liabilities of discontinued operations	389,884	182,322
Total current liabilities	22,656,585	7,686,657
Long-term debt, noncurrent	216,117	152,038
Deferred tax liabilities	560,306	564,526
Noncurrent operating leases	1,590,542	2,137,394
Other liabilities	219,110	141,000
Long-term liabilities of discontinued operations	—	7,819
Total liabilities	25,242,660	10,689,434
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 34,383 and 28,635 shares, respectively	20,630	17,181
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,322,875 and 15,243,693 shares, respectively	9,193,725	9,146,216
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	89,205,159	87,812,432
Retained earnings	61,247,699	60,603,056
Total Consolidated Water Co. Ltd. stockholders' equity	159,667,213	157,578,885
Non-controlling interests	8,096,976	8,086,538
Total equity	167,764,189	165,665,423
Total liabilities and equity	$193,006,849	$176,354,857

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021
Revenue	$94,104,972	$66,863,502
Cost of revenue (including purchases from related parties of $2,694,810 in 2022 and $437,857 in 2021)	63,749,849	43,356,311
Gross profit	30,355,123	23,507,191
General and administrative expenses (including purchases from related parties of $96,924 in 2022 and $77,190 in 2021)	21,070,234	18,350,359
Loss on asset dispositions and impairments, net	(12,704)	(3,145,836)
Income from operations	9,272,185	2,010,996

Other income (expense):
Interest income	447,186	684,809
Interest expense	(46,545)	(10,248)
Profit-sharing income from OC-BVI	26,325	22,275
Equity in the earnings of OC-BVI	75,900	55,984
Net gain (loss) on put/call options	(128,000)	818,000
Other	89,944	52,775
Other income, net	464,810	1,623,595
Income before income taxes	9,736,995	3,634,591
Provision (benefit) for income taxes	396,739	(447,982)
Net income from continuing operations	9,340,256	4,082,573
Income from continuing operations attributable to non-controlling interests	1,112,913	632,915
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	8,227,343	3,449,658
Total loss from discontinued operations	(2,371,049)	(2,574,079)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$5,856,294	$875,579

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.54	$0.23
Discontinued operations	(0.16)	(0.17)
Basic earnings per share	$0.38	$0.06

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.54	$0.23
Discontinued operations	(0.16)	(0.17)
Diluted earnings per share	$0.38	$0.06

Dividends declared per common and redeemable preferred shares	$0.34	$0.34

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,290,509	15,213,816
Diluted earnings per share	15,401,653	15,310,145

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Redeemable				Additional			Total
	preferred stock		Common stock		paid-in	Retained	Non-controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2020	31,068	$18,641	15,143,683	$9,086,210	$86,893,486	$64,910,709	$8,103,503	$169,012,549
Issuance of share capital	8,632	5,179	88,488	53,093	(58,272)	—	—	—
Conversion of preferred stock	(11,522)	(6,913)	11,522	6,913	—	—	—	—
Buyback of preferred stock	(1,649)	(989)	—	—	(15,810)	—	—	(16,799)
Net income	—	—	—	—	—	875,579	632,915	1,508,494
Exercise of options	2,106	1,263	—	—	15,796	—	—	17,059
Dividends declared	—	—	—	—	—	(5,183,232)	(649,880)	(5,833,112)
Stock-based compensation	—	—	—	—	977,232	—	—	977,232
Balance as of December 31, 2021	28,635	17,181	15,243,693	9,146,216	87,812,432	60,603,056	8,086,538	165,665,423
Issuance of share capital	9,295	5,577	72,597	43,558	(49,135)	—	—	—
Conversion of preferred stock	(6,585)	(3,951)	6,585	3,951	—	—	—	—
Buyback of preferred stock	(26)	(15)	—	—	(211)	—	—	(226)
Net income	—	—	—	—	—	5,856,294	1,112,913	6,969,207
Exercise of options	3,064	1,838	—	—	24,901	—	—	26,739
Dividends declared	—	—	—	—	—	(5,211,651)	(1,102,475)	(6,314,126)
Stock-based compensation	—	—	—	—	1,417,172	—	—	1,417,172
Balance as of December 31, 2022	34,383	$20,630	15,322,875	$9,193,725	$89,205,159	$61,247,699	$8,096,976	$167,764,189

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net income attributable to Consolidated Water Co. Ltd. stockholders	$5,856,294	$875,579
Income from continuing operations attributable to non-controlling interests	1,112,913	632,915
Net income	6,969,207	1,508,494
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss for Mexico assets - discontinued operations	377,326	963,540
Depreciation and amortization - discontinued operations	—	4,545
Foreign currency transaction adjustment - discontinued operations	(102,507)	53,039
Loss from discontinued operations	2,096,230	1,552,955
Depreciation and amortization	6,187,308	6,921,233
Deferred income tax benefit	(4,220)	(649,531)
Loss (gain) on net put/call option	128,000	(818,000)
Compensation expense relating to stock and stock option grants	1,417,172	977,232
Loss on asset dispositions and impairments, net	12,704	245,836
Profit-sharing and equity in earnings of OC-BVI	(102,225)	(78,259)
Distribution of earnings from OC-BVI	272,700	454,500
Impairment of goodwill	—	2,900,000

Change in:
Accounts receivable and contract assets	(2,120,636)	(5,878,771)
Inventory	(3,387,011)	293,254
Prepaid expenses and other assets	(3,365,747)	(266,170)
Accounts payable (including related parties), accrued expenses and other current liabilities	6,756,433	(164,606)
Contract liabilities	8,290,043	52,008
Operating lease liabilities	(5,208)	48,593
Deferred revenue	(267,821)	467,710
Net cash provided by operating activities - continuing operations	23,151,748	8,587,602
Net cash used in operating activities - discontinued operations	(1,819,943)	(1,621,292)
Net cash provided by operating activities	21,331,805	6,966,310

Cash flows from investing activities
Purchase of certificate of deposit	(2,518,493)	(2,500,000)
Maturity of certificate(s) of deposit	5,018,493	—
Additions to property, plant and equipment and construction in progress	(7,542,761)	(1,490,012)
Proceeds from asset dispositions	61,725	45,560
Net cash used in investing activities	(4,981,036)	(3,944,452)

Cash flows from financing activities
Dividends paid to common shareholders	(5,145,742)	(5,151,667)
Dividends paid to preferred shareholders	(11,078)	(649,880)
Dividends paid to non-controlling interests	(1,102,475)	(11,015)
Buyback of redeemable preferred stock	(226)	(16,799)
Proceeds received from exercise of stock options	26,739	17,059
Principal repayments on long-term debt	(72,091)	(49,729)
Net cash used in financing activities	(6,304,873)	(5,862,031)
Net increase (decrease) in cash and cash equivalents	10,045,896	(2,840,173)
Cash and cash equivalents at beginning of period	40,358,059	43,794,150
Cash and cash equivalents at beginning of period - discontinued operations	750,048	154,130
Less: cash and cash equivalents at end of period - discontinued operations	(442,252)	(750,048)
Cash and cash equivalents at end of period	$50,711,751	$40,358,059

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

Use of estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to estimates and assumptions include the carrying value of property, plant and equipment, intangible assets, goodwill and revenue recognition on construction and manufacturing contracts. Actual results could differ significantly from such estimates.

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

On January 4, 2023, as a result of CW-Holdings' exercise of a call option in October 2022, CW-Holdings purchased the remaining 39% ownership interest in PERC for $2.4 million in cash and 368,383 shares of the Company’s common stock. After giving effect to this purchase, CW-Holdings owns 100% of the outstanding capital stock of PERC.

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than NSC, AdR and CW-Cooperatief) is the currency for each respective country. The functional currency for NSC, AdR and CW-Cooperatief is the US$. NSC and AdR conduct business in US$ and Mexican pesos and CW-Cooperatief conducts business in US$ and euros. The exchange rates for the Cayman Islands dollar and the Bahamian dollar are fixed to the US$. The exchange rates for conversion of Mexican pesos and euros into US$ vary based upon market conditions. Net foreign currency gains arising from transactions and re-measurements were $41,750 and $32,594 for the years ended December 31, 2022 and 2021, respectively, and are included in “Other income (expense) - Other” in the accompanying consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and certificates of deposit at banks with an original maturity of three months or less. Cash and cash equivalents as of December 31, 2022 and 2021 include $5.0 million and $7.4 million, respectively, of certificates of deposit with an original maturity of three months or less.

As of December 31, 2022, the Company had deposits in U.S. banks in excess of federally insured limits of approximately $12.5 million. As of December 31, 2022, the Company held cash in foreign bank accounts of approximately $36.6 million.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances for deposits held in The Bahamas as of December 31, 2022 and 2021 were approximately $5.7 million and $3.9 million, respectively.

Certificate of deposit: As of December 31, 2022 and 2021, the Company held a certificate of deposit in The Bahamas with an original maturity of six months in the amount of zero and $2.5 million, respectively.

Accounts receivable and allowance for doubtful accounts: Accounts receivable are recorded at invoiced amounts based on meter readings, contractual amounts, fixed fees plus reimbursables or time and materials per contractual agreements. Trade accounts receivable also represent our unconditional right, subject only to the passage of time, to receive consideration arising from our performance under contracts with customers. Trade accounts receivable include amounts billed and billable on construction contracts, service and maintenance contracts and contracts for the sale of goods. Billed contract receivables have been invoiced to customers based on contracted amounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical write-off experience and monthly review of delinquent accounts. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered by management to be remote.

Inventory: Inventory primarily consists of raw materials purchased for specific manufacturing contracts that are valued at cost on the first-in, first-out basis. Inventory also includes (i) consumables stock and spare parts stock that are valued at cost, less an allowance for obsolescence, with cost determined on the first-in, first-out basis; and (ii) potable water held in the Company’s reservoirs that is valued at the lower of the average cost of producing water during the year or its net realizable value.

Contract assets and liabilities: Billing practices for the Company’s contracts are governed by the contract terms of each project based upon costs incurred, achievement of milestones or predetermined schedules. Billings do not necessarily correlate with revenue, which is recognized over time using the direct inputs method of accounting. The Company records contract assets and contract liabilities to account for these differences in timing.

Contract assets, which include costs and estimated earnings in excess of billings on uncompleted contracts, arise when the Company recognizes revenue for services performed under its construction and manufacturing contracts, but the Company is not yet entitled to bill the customer under the terms of the contract. Contract liabilities, which include billings in excess of costs and estimated earnings on uncompleted contracts, represent the Company's obligation to transfer goods or services to a customer for which the Company has been paid by the customer or for which the Company has billed the customer under the terms of the contract. Revenue for future services reflected in this account is recognized, and the liability is reduced, as the Company subsequently satisfies the performance obligation under the contract.

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

Interest costs directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial amount of time to be ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use. No interest was capitalized during the years ended December 31, 2022 or 2021.

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

Goodwill and intangible assets: Goodwill represents the excess cost of an acquired business over the fair value of the assets and liabilities of the acquired business. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or upon the identification of a triggering event. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. The Company evaluates the possible impairment of goodwill annually as part of its reporting process for the fourth quarter of each fiscal year. Management identifies the Company’s reporting units for goodwill impairment testing purposes, which consist of Cayman Water, the bulk segment (which is comprised of CW-Bahamas and OC-Cayman), PERC, and the manufacturing segment (i.e., Aerex), and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares these fair value to the carrying amount of the reporting units. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recorded.

For the year ended December 31, 2021, the Company estimated the fair value of its reporting units by applying the discounted cash flow method, which relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis.

The Company also estimated the fair value of each of its reporting units for the year ended December 31, 2021 by applying the guideline public company method.

The Company weighted the fair values estimated for each of its reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings the Company applied to each method for the year ended December 31, 2021 were 80% to the discounted cash flow method and 20% to the guideline public company method.

The fair values the Company estimated for its Cayman Water, bulk segment, PERC, and manufacturing segment reporting units exceeded their carrying amounts by 32%, 51%, 15% and 15% respectively, as of December 31, 2021.

For the year ended December 31, 2022, the Company elected to assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment testing conducted in prior years for all goodwill reporting units other than the manufacturing reporting unit. The Company assessed relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units are less than their carrying values. The events and circumstances assessed for each unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events. Based upon this qualitative assessment the Company determined that it was more likely than not that the fair values of its Cayman Water and bulk segment reporting units exceeded their carrying values as of December 31, 2022. Based upon the Company’s negotiated, arms-length purchase of the remaining 39% equity interest in PERC from its minority shareholders for $7.8 million in January 2023, the fair value of the Company’s PERC reporting unit exceeded its carrying value by 79% as of December 31, 2022.

Due to the factors discussed in the following paragraphs, the Company elected to test the goodwill associated with its manufacturing reporting unit for possible impairment using the quantitative tests applied in prior years.

In connection with its acquisition of Aerex in 2016, the Company recorded goodwill of $8,035,211. Aerex’s actual results of operations for 2016 fell significantly short of the projected results that were included in the cash flow projections the Company utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Due to this shortfall in Aerex’s results of operations, the Company tested its manufacturing reporting unit’s goodwill for possible impairment and recorded an impairment loss of $1,750,000 in 2016. As part of its annual impairment testing of goodwill performed during the fourth quarter, in 2017 the Company updated its projections for Aerex’s future cash flows, determined that the carrying value of its manufacturing reporting unit exceeded its fair value, and recorded an impairment loss of $1,400,000 for December 31, 2017 to further reduce the carrying value of the manufacturing segment goodwill to $4,885,211.

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

In late July 2021, this former major customer communicated to Aerex that it expected to recommence its purchases of the specialized product from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to the amounts it had purchased from Aerex in 2020 and prior years. The Company’s updated sales estimate for this customer based on this new information was substantially below the anticipated sales to this customer for 2022 and subsequent years that the Company used in the discounted cash flow projections it prepared for purposes of testing its Manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. Furthermore, Aerex’s efforts to replace the revenue previously generated from this customer with revenue from existing and new customers were adversely impacted by the negative economic conditions (caused in part by the COVID-19 pandemic). These negative economic conditions also increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials, and adversely affected the overall financial condition of Aerex’s current and prospective customers. Accordingly, in light of this new information from Aerex’s former major customer, and the on-going weak economic conditions that the Company believed would continue through 2022, the Company updated its projections of future cash flows for the manufacturing reporting unit and tested its goodwill for possible impairment as of June 30, 2021 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. Based upon this testing, the Company determined that the carrying value of its manufacturing reporting unit exceeded its fair value by $2.9 million, and the Company recorded an impairment loss to reduce its manufacturing segment’s goodwill by this amount for the three months ended June 30, 2021.

For the year ended December 31, 2022, the Company estimated the fair value of its manufacturing reporting unit by applying the discounted cash flow method, which relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis. The Company also estimated the fair value of its manufacturing reporting unit for the year ended December 31, 2022 by applying the guideline public company method. The Company weighted the fair values estimated for its manufacturing reporting unit under each method and summed such weighted fair values to estimate the overall fair value for the reporting unit. The respective weightings the Company applied to each method for the year ended December 31, 2022 were 80% to the discounted cash flow method and 20% to the guideline public company method.

The fair value the Company estimated for its manufacturing reporting unit exceeded its carrying amount by 63% as of December 31, 2022.

The Company believes the inherent uncertainties associated with the accounting estimates and assumptions it uses for its estimates of its manufacturing reporting unit’s fair value have increased due to the current, less predictable economic conditions, which have resulted in increasing raw material prices, extended and unexpected delays in the procurement and delivery of its raw materials, and have also, the Company believes, adversely affected its customers. Should interest rates rise significantly in the future the Company would likely be required to increase the discount rate it uses under the discounted cash flow method to estimate the fair value of this reporting unit, and such increased discount rate in and of itself could decrease the estimated fair value of the manufacturing reporting unit under the discounted cash flow method.

As noted previously, based upon its estimation prepared as of December 31, 2022, the fair value of the Company’s manufacturing reporting unit exceeded its carrying value by 63%. However, if the Company determines in the future that Aerex’s discounted future cash inflows will be less than its present expectations, the Company may be required to record additional impairment losses to reduce the remaining carrying values of its manufacturing segment’s goodwill and its remaining unamortized intangible assets balances, which amounted to $1,985,211 and $754,444, respectively, as of December 31, 2022. Any such impairment losses could have a material adverse impact on the Company’s consolidated results of operations.

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

Other assets: Under the terms of CW-Bahamas’ contract with the Water and Sewerage Corporation of The Bahamas (“WSC”) to supply water from its Blue Hills desalination plant, CW-Bahamas was required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one-year period by 438 million gallons, a requirement CW-Bahamas met during 2007. The Company was solely responsible for the engineering, labor and materials costs incurred to reduce the amount of lost water, which were capitalized and are being amortized on a straight-line basis over the original remaining life of the Blue Hills contract. Such costs are included in other assets and aggregated approximately $3.5 million as of December 31, 2022 and 2021. Accumulated amortization for these costs was approximately $2.9 million and $2.7 million as of December 31, 2022 and 2021, respectively. Amortization expense for these costs was $179,353 for the years ended December 31, 2022 and 2021.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Year Ended December 31,
	2022	2021
Retail revenue	$25,954,013	$22,104,953
Bulk revenue	32,991,066	26,800,869
Services revenue	28,835,428	13,884,857
Manufacturing revenue	6,324,465	4,072,823
Total revenue	$94,104,972	$66,863,502

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

The Company sells bulk water in The Bahamas through its majority-owned subsidiary, CW-Bahamas, under two agreements with the WSC, which distributes such water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence.

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

The Company recognizes revenue for its construction and custom/specialized manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to total estimated costs at completion to measure progress toward satisfying a contract’s performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, materials and amounts payable to subcontractors. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprise of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any contract assets are classified as current assets. Contract liabilities on uncompleted contracts, if any, are classified as current liabilities.

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

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2021 have been reclassified to conform to the current year’s presentation.

3. Cash and cash equivalents

Cash and cash equivalents are not restricted by the terms of the Company’s bank accounts as to withdrawal or use. As of December 31, 2022 and 2021, the equivalent United States dollars of the Company’s cash and cash equivalents, including those accounts denominated in currencies other than the U.S. dollar, are as follows:

	December 31,
	2022	2021
Bank accounts:
United States dollar	$24,573,161	$15,891,277
Cayman Islands dollar	14,956,162	12,784,358
Bahamian dollar	5,698,100	3,944,208
	45,227,423	32,619,843

Short term deposits:
United States dollar	5,484,328	5,324,258
Cayman Islands dollar	—	2,413,958
	5,484,328	7,738,216
Total cash and cash equivalents	$50,711,751	$40,358,059

Transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas.

4. Accounts receivable, net

	December 31,
	2022	2021
Trade accounts receivable	$27,163,719	$27,311,188
Receivable from OC-BVI	37,293	40,877
Other accounts receivable	28,384	180,262
	27,229,396	27,532,327
Allowance for doubtful accounts	(183,214)	(183,020)
Accounts receivable, net	$27,046,182	$27,349,307

The activity for the allowance for doubtful accounts consisted of:

	December 31,
	2022	2021
Opening allowance for doubtful accounts	$183,020	$172,269
Provision for doubtful accounts	—	—
Accounts written off during the year	(726)	—
Recovery of accounts written off	920	10,751
Ending allowance for doubtful accounts	$183,214	$183,020

Significant concentrations of credit risk are disclosed in Note 18.

5. Inventory

	December 31,
	2022	2021
Water stock	$36,655	$34,587
Consumables stock	246,355	138,547
Spare parts stock	9,995,819	7,064,708
Total inventory	10,278,829	7,237,842
Less current portion	5,727,842	2,504,832
Inventory (non-current)	$4,550,987	$4,733,010

6. Contracts in progress

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	December 31,
	2022	2021
Revenue recognized to date on contracts in progress	$25,469,014	$6,109,396
Amounts billed to date on contracts in progress	(33,407,182)	(6,370,855)
Retainage	2,047,969	237,542
Net contract liability	$(5,890,199)	$(23,917)

The above net balances are reflected in the accompanying consolidated balance sheet as follows:

	December 31,
	2022	2021
Contract assets	$2,913,722	$489,961
Contract liabilities	(8,803,921)	(513,878)
Net contract liability	$(5,890,199)	$(23,917)

The significant increase in contract liabilities from December 31, 2021 to December 31, 2022 is primarily attributable to billings on PERC’s construction contract with Liberty Utilities for a water treatment facility in Arizona.

As of December 31, 2022, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $97.9 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $75.3 million during the year ending December 31, 2023 and $22.6 million thereafter. In addition, the Company recognized revenue of $468,000 in the year ended December 31, 2022, that was included in the contract liability balance as of December 31, 2021.

7. Property, plant and equipment and construction in progress

	December 31,
	2022	2021
Land	$6,488,400	$3,316,537
Buildings	23,280,880	23,255,925
Plant and equipment	64,532,994	64,324,377
Distribution system	39,544,395	39,780,272
Office furniture, fixtures and equipment	3,109,546	3,051,814
Vehicles	2,525,576	2,079,874
Leasehold improvements	287,980	287,980
Lab equipment	12,456	12,456
	139,782,227	136,109,235
Less accumulated depreciation	87,252,682	83,162,696
Property, plant and equipment, net	$52,529,545	$52,946,539
Construction in progress	$3,705,681	$710,863

As of December 31, 2022, the Company had outstanding capital commitments of approximately $2.0 million. The Company maintains insurance for loss or damage to all fixed assets that it deems susceptible to loss. During the years ended December 31, 2022 and 2021, $297,723 and $644,224, respectively, of construction in progress was placed in service. Depreciation expense was $5,425,177 and $5,995,213 for the years ended December 31, 2022 and 2021, respectively.

8. Discontinued operations – Mexico project development

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

On August 22, 2016, the Public Private Partnership Agreement for the Project (the “APP Contract”) was executed between AdR, the State Water Commission of Baja California (“CEA”), the Government of Baja California, as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract required AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican public water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase was to be operational within 36 months of commencing construction and the second phase was to be operational by January 2025. The APP Contract further required AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct would have been transferred to CEA. The APP Contract was subsequently amended by the parties in June 2018 to increase the scope of Phase 1 and to allow for changes in the water tariff due to the changes in the exchange rate for the peso, interest rates and construction costs that had and would occur from the date the APP Contract was signed to the date construction commenced.

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

As a result of the cancellation of the APP Contract, in 2020 the Company discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as the costs for legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, have been classified as discontinued operations in the accompanying consolidated financial statements.

The Company’s net losses from discontinued operations for the years ended December 31, 2022 and 2021 were ($2,371,049) and ($2,574,079), respectively. The Company’s net losses from discontinued operations for 2022 and 2021 includes provisions of $377,326 and $963,540, respectively, for uncollectible value added taxes paid to, and reimbursable from, the Mexican federal government.

Summarized financial information for the discontinued Mexico project development operation is as follows:

	December 31,
	2022	2021
Cash	$442,252	$750,048
Accounts receivable	12,675	—
Prepaid expenses and other current assets	75,826	82,783
Value added taxes receivable (net of allowance of $1,711,234 and $1,279,757, respectively)	727	340,910
Land	21,126,898	21,126,898
Other assets	2,390	19,288
Total assets of discontinued operations	$21,660,768	$22,319,927

Total liabilities of discontinued operations	$389,884	$190,141

	Year Ended December 31,
	2022	2021
Revenue	$—	$—
Provision for uncollected value added taxes	$377,326	$963,540
Loss from discontinued operations	$2,371,049	$2,574,079
Depreciation expense	$—	$4,545

9. Intangible assets

The Company’s purchase transactions for Aerex and PERC identified certain intangible assets. The remaining intangible assets and their respective useful lives are as follows: non-compete agreements (3 and 5 years), trade names (15 years), and facility management contracts (6 years).

The costs and accumulated amortization for these assets were as follows:

	December 31,
	2022	2021
Cost
Non-compete agreements	$530,000	$530,000
Trade names	2,700,000	2,700,000
Facility management contracts	2,200,000	2,200,000
	5,430,000	5,430,000
Accumulated amortization
Non-compete agreements	(530,000)	(493,889)
Trade names	(920,000)	(740,000)
Facility management contracts	(1,161,112)	(794,445)
	(2,611,112)	(2,028,334)
Intangible assets, net	$2,818,888	$3,401,666

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

2023	$546,667
2024	546,667
2025	485,554
2026	180,000
2027	180,000
Thereafter	880,000
$2,818,888

Amortization expense was $582,778 and $746,667 for the years ended December 31, 2022 and 2021, respectively.

10. Leases

The Company’s leases consist primarily of leases for office and warehouse space. For leases with terms greater than twelve months, the related asset and obligation are recorded at the present value of the lease payments over the term. Many of these leases contain rental escalation clauses which are factored into the determination of the lease payments when appropriate. When available, the lease payments are discounted using the rate implicit in the lease; however, the Company’s current leases do not provide a readily determinable implicit rate. Therefore, the Company’s incremental borrowing rate is estimated to discount the lease payments based on information available at the lease commencement.

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

The land used by the Company to operate its seawater desalination plants in the Cayman Islands and The Bahamas is owned by the Company or leased to the Company for immaterial annual amounts and is not included in the lease amounts presented in the consolidated balance sheets.

All lease assets denominated in a foreign currency are measured using the exchange rate at the commencement of the lease. All lease liabilities denominated in a foreign currency are remeasured using the exchange rate as of the consolidated balance sheet date.

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the consolidated balance sheets:

	December 31,
	2022	2021
ASSETS
Current
Prepaid expenses and other current assets	$35,624	$—
Current assets of discontinued operations	7,979	2,654
Noncurrent
Operating lease right-of-use assets	2,058,384	2,681,137
Long-term assets of discontinued operations	—	16,898
Total lease right-of-use assets	$2,101,987	$2,700,689

LIABILITIES
Current
Current maturities of operating leases	$546,851	$592,336
Current liabilities of discontinued operations	7,361	11,195
Noncurrent
Noncurrent operating leases	1,590,542	2,137,394
Noncurrent liabilities of discontinued operations	—	7,819
Total lease liabilities	$2,144,754	$2,748,744

Weighted average remaining lease term:
Operating leases	6.6 years	7.0 years
Operating leases - discontinued operations	0.8 years	1.6 years

Weighted average discount rate:
Operating leases	5.11%	5.03%
Operating leases - discontinued operations	4.96%	4.77%

The components of lease cost were as follows:

	Year Ended December 31,
	2022	2021
Operating lease costs	$692,404	$656,130
Short-term lease costs	100,975	79,606
Lease costs - discontinued operations	40,021	31,281
Total lease costs	$833,400	$767,017

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$742,696	$710,024
Operating cash outflows for operating leases - discontinued operations	9,590	38,246

Future lease payments relating to the Company's operating lease liabilities from continuing operations as of December 31, 2022 are as follows:

Years ending December 31,	Total
2023	$643,233
2024	390,630
2025	268,056
2026	227,542
2027	229,416
Thereafter	778,460
Total future lease payments	2,537,337
Less: imputed interest	(399,944)
Total lease obligations	2,137,393
Less: current obligations	(546,851)
Noncurrent lease obligations	$1,590,542

11. Income taxes

The components of income before income taxes for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Foreign (not subject to income taxes)	$6,958,583	$5,780,692
Mexico	(987,279)	(1,767,915)
United States	1,394,642	(2,952,265)
	7,365,946	1,060,512
Less discontinued operations	2,371,049	2,574,079
	$9,736,995	$3,634,591

The Company’s provision (benefit) for income taxes for the years ended December 31, 2022 and 2021, which related to U.S. operations, consists of the following:

	Year Ended December 31,
	2022	2021
Current:
Federal	$430,116	$202,444
State	(29,157)	(895)
Foreign	—	—
Total	400,959	201,549
Deferred:
Federal	(184,469)	(524,733)
State	180,249	(124,798)
Foreign	—	—
Total	(4,220)	(649,531)
Total provision (benefit)	$396,739	$(447,982)

A reconciliation of the U.S. statutory federal tax rate to the effective rate for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
U.S. statutory federal rate	21.00%	21.00%
State taxes, net of federal effect	8.88%	2.72%
Nontaxable foreign income	(25.57)%	(43.36)%
Research & development tax credit	(1.92)%	(7.39)%
Permanent items	(0.70)%	(6.26)%
Goodwill impairment	—%	20.31%
Valuation allowance for deferred tax assets	2.38%	0.65%
	4.07%	(12.33)%

The tax effects of significant items comprising the Company’s net long-term deferred tax liability as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Continuing Operations
Deferred tax assets:
Research & development tax credits	$58,069	$398,413
Loss carryforward	443,076	300,545
Accrued compensation	82,503	112,446
Operating lease liabilities	412,840	469,398
Valuation allowances	(29,036)	(139,207)
	967,452	1,141,595
Deferred tax liabilities:
Property and equipment	293,195	254,301
Intangible assets	821,723	982,422
Operating lease right-of-use assets	412,840	469,398
	1,527,758	1,706,121

Net deferred tax liability	$560,306	$564,526

Discontinued Operations
Deferred tax assets:
Operating loss carryforwards - Mexico	$5,378,177	$4,230,398
Land basis difference - Mexico	2,163,681	1,602,470
Start-up costs - Mexico	4,274,858	4,693,395
Valuation allowances	(11,816,716)	(10,526,263)
	$—	$—

As of December 31, 2022, continuing operations has a federal net loss carryforward of $1.7 million and a state net loss carryforward of $1.6 million, both of which have an indefinite expiration date. Discontinued operations has a net loss carryforward of $17.9 million that will begin to expire, if unused, in various amounts between 2023 and 2032. The unused research & development tax credit carryforwards from continuing operations of $58,069 as of December 31, 2022 have an indefinite expiration date.

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

The following summarizes information related to the computation of basic and diluted EPS:

	Year Ended December 31,
	2022	2021
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$8,227,343	$3,449,658
Less: preferred stock dividends	(11,532)	(10,796)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	8,215,811	3,438,862
Total loss from discontinued operations	(2,371,049)	(2,574,079)
Net income available to common shares in the determination of basic earnings per common share	$5,844,762	$864,783

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,290,509	15,213,816
Plus:
Weighted average number of preferred shares outstanding during the period	31,885	30,348
Potential dilutive effect of unexercised options and unvested stock grants	79,259	65,981
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,401,653	15,310,145

13. Dividends

Interim dividends declared on Class A common stock and redeemable preferred stock for each quarter of the respective years ended December 31, 2022 and 2021 were as follows:

	2022	2021
First Quarter	$0.085	$0.085
Second Quarter	0.085	0.085
Third Quarter	0.085	0.085
Fourth Quarter	0.085	0.085
	$0.34	$0.34

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

	Year Ended December 31, 2022
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$25,954,013	$32,991,066	$28,835,428	$6,324,465	$94,104,972
Cost of revenue	12,548,763	23,032,212	22,973,634	5,195,240	63,749,849
Gross profit	13,405,250	9,958,854	5,861,794	1,129,225	30,355,123
General and administrative expenses	14,552,866	1,570,732	3,461,294	1,485,342	21,070,234
Gain (loss) on asset dispositions and impairments, net	(39,397)	5,607	23,717	(2,631)	(12,704)
Income (loss) from operations	$(1,187,013)	$8,393,729	$2,424,217	$(358,748)	9,272,185
Other income, net					464,810
Income before income taxes					9,736,995
Provision for income taxes					396,739
Net income from continuing operations					9,340,256
Income from continuing operations attributable to non-controlling interests					1,112,913
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					8,227,343
Net loss from discontinued operations					(2,371,049)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$5,856,294

Depreciation and amortization expenses for the year ended December 31, 2022 for the retail, bulk, services and manufacturing segments were $2,391,603, $2,836,794, $674,508 and $284,403, respectively.

	As of December 31, 2022
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,953,927	$16,554,940	$5,838,721	$1,698,594	$27,046,182
Inventory, current and non-current	$2,759,659	$4,037,684	$—	$3,481,486	$10,278,829
Property, plant and equipment, net	$27,697,490	$22,510,658	$759,409	$1,561,988	$52,529,545
Construction in progress	$3,643,889	$—	$—	$61,792	$3,705,681
Intangibles, net	$—	$—	$2,064,444	$754,444	$2,818,888
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$65,853,789	$56,118,243	$36,319,078	$13,054,971	$171,346,081
Assets of discontinued operations					$21,660,768
Total assets					$193,006,849

	Year Ended December 31, 2021
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$22,104,953	$26,800,869	$13,884,857	$4,072,823	$66,863,502
Cost of revenue	11,060,937	17,759,272	10,707,243	3,828,859	43,356,311
Gross profit	11,044,016	9,041,597	3,177,614	243,964	23,507,191
General and administrative expenses	12,841,259	1,365,735	2,762,735	1,380,630	18,350,359
Gain (loss) on asset dispositions and impairments, net	(246,851)	1,500	(485)	(2,900,000)	(3,145,836)
Income (loss) from operations	$(2,044,094)	$7,677,362	$414,394	$(4,036,666)	2,010,996
Other income, net					1,623,595
Income before income taxes					3,634,591
Benefit from income taxes					(447,982)
Net income from continuing operations					4,082,573
Income from continuing operations attributable to non-controlling interests					632,915
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					3,449,658
Net loss from discontinued operations					(2,574,079)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$875,579

Depreciation and amortization expenses for the year ended December 31, 2021 for the retail, bulk, services and manufacturing segments were $2,517,407, $3,331,554, $782,882 and $289,390, respectively.

	As of December 31, 2021
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,601,619	$21,682,951	$1,698,797	$1,365,940	$27,349,307
Inventory, current and non-current	$2,787,277	$3,860,808	$—	$589,757	$7,237,842
Property, plant and equipment, net	$26,357,390	$24,476,936	$512,493	$1,599,720	$52,946,539
Construction in progress	$617,334	$31,737	$—	$61,792	$710,863
Intangibles, net	$—	$—	$2,553,888	$847,778	$3,401,666
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$61,736,441	$68,723,405	$15,825,207	$7,749,877	$154,034,930
Assets of discontinued operations					$22,319,927
Total assets					$176,354,857

Revenue earned by major geographic region were:

	Year ended December 31,
	2022	2021
Cayman Islands	$30,375,985	$24,935,746
Bahamas	29,943,615	24,031,547
United States	33,338,466	17,489,851
Revenue earned from management services agreement with OC-BVI	446,906	406,358
	$94,104,972	$66,863,502

Revenue earned from major customers were:

	Year ended December 31,
	2022	2021
Revenue earned from the WSC	$29,943,615	$24,031,547
Percentage of consolidated revenue earned from the WSC	32%	36%
Revenue earned from one service segment customer	$11,805,752	$—
Percentage of consolidated revenue earned from the one service segment customer	13%	0%

Property, plant and equipment, net by major geographic region were:

	December 31,
	2022	2021
Cayman Islands	$28,068,156	$26,687,944
The Bahamas	22,031,690	24,004,707
United States	2,429,699	2,253,888
	$52,529,545	$52,946,539

15. Cost of revenue and general and administrative expenses

	Year Ended December 31,
	2022	2021
Cost of revenue consist of:
Subcontractor and other project costs	$16,717,422	$5,853,617
Employee costs	14,036,117	12,439,042
Fuel oil	10,203,690	5,742,056
Electricity	6,975,129	5,698,148
Depreciation	5,261,463	5,855,073
Maintenance	2,786,258	2,092,776
Insurance	1,782,333	1,625,862
Retail license royalties	1,590,250	1,418,820
Cost of plant sales	1,129,702	24,757
Other	3,267,485	2,606,160
	$63,749,849	$43,356,311

	Year Ended December 31,
	2022	2021
General and administrative expenses consist of:
Employee costs	$11,209,635	$9,562,125
Insurance	2,067,625	1,813,026
Professional fees	1,760,279	1,611,616
Directors’ fees and expenses	991,592	851,775
Office rent	793,380	735,737
Amortization of intangible assets	582,778	746,667
Depreciation	163,714	140,140
Other	3,501,231	2,889,273
	$21,070,234	$18,350,359

16. Stock-based compensation

The Company has the following stock compensation plans that form part of its employees’ and Directors’ remuneration:

Employee Share Incentive Plan (Preferred Stock)

Employees (i.e., other than Directors and Officers), after four consecutive years of employment, become eligible to receive shares of the Company’s preferred stock for $nil consideration under the Company’s Employee Share Incentive Plan. Once an individual becomes eligible for this plan, they are awarded shares of preferred stock in the month of June following their date of eligibility for the plan (the “grant date”) and in June of each subsequent year of the individual's employment for as long as the individual remains employed with the Company. If the employee remains with the Company through the fourth anniversary of a grant date, the preferred stock can be converted into shares of the Company’s common stock on a one for one basis. In addition, at the time the preferred stock is granted, the employee receives options to purchase an equal number of shares of preferred stock at a discount to the average trading price of the Company’s common stock for the first seven days of the October immediately preceding the date of the preferred stock grant. If these options are exercised, the shares of preferred stock obtained may also be converted to shares of common stock if the employee remains with the Company through the fourth anniversary of a grant date. Each employee’s option to purchase shares of preferred stock must be exercised within 30 days of the grant date, which is the 90th day after the date of the independent registered public accountants’ audit opinion on the Company’s consolidated financial statements. Shares of preferred stock not subsequently converted to shares of common stock are redeemable only at the discretion of the Company. Shares of preferred stock granted under this plan during the years ended December 31, 2022 and 2021 totaled 9,295 and 8,632, respectively, and an equal number of preferred stock options were granted in each of these years.

Employee Share Option Plan (Common Stock Options)

The Company has an employee stock option plan for four long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase common shares. The price at which the option may be exercised is the closing market price on the grant date, which is the 40th day after the date of the Company’s Annual Shareholder Meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of shares of preferred stock that employee receives for $nil consideration and (ii) the number of preferred stock options that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the 30th day after the fourth anniversary of the grant date. Options granted under this plan during the years ended December 31, 2022 and 2021 totaled 3,665 and 3,400, respectively.

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

The Company measures and recognizes compensation expense at fair value for all share-based payments, including stock options. Stock-based compensation for the Employee Share Incentive Plan, Employee Share Option Plan and the 2008 Equity Incentive Plan totaled $386,260 and $137,215 for the years ended December 31, 2022 and 2021, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of income.

The significant weighted average assumptions for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Risk free interest rate	1.64%	0.20%
Expected option life (years)	1.2	1.2
Expected volatility	47.15%	31.92%
Expected dividend yield	2.35%	2.87%

A summary of the Company’s stock option activity for the year ended December 31, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Options	Price	Life (Years)		Value (1)
Outstanding at beginning of period	10,490	$12.98
Granted	12,960	10.47
Exercised	(3,064)	8.73
Forfeited/expired	(8,646)	9.89
Outstanding as of December 31, 2022	11,740	$13.59	2.37	years	$14,534
Exercisable as of December 31, 2022	—	$—	—	years	$—
(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $14.80 on the Nasdaq Global Select Market on December 31, 2022, exceeds the exercise price of the option.

As of December 31, 2022, 11,740 non-vested options were outstanding, with weighted average exercise price of $13.59, and average remaining contractual life of 2.37 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $23,609 as of December 31, 2022 and are expected to be recognized over a weighted average period of 2.37 years.

The following table summarizes the weighted average fair value of options at the date of grant and the intrinsic value of options exercised during the years ended December 31, 2022 and 2021:

	2022	2021
Options granted with an exercise price below market price on the date of grant:
Employees — preferred stock	$5.58	$3.71
Overall weighted average	5.58	3.71

Options granted with an exercise price at market price on the date of grant:
Management employees	$—	$—
Employees — common stock	4.32	2.89
Overall weighted average	4.32	2.89

Options granted with an exercise price above market price on the date of grant:
Management employees	$—	$—
Employees — preferred stock	—	—
Overall weighted average	—	—

Total intrinsic value of options exercised	$17,158	$7,876

Senior Management Long-Term Incentive Compensation

The Board of Directors has established the long-term incentive compensation for the Company’s senior management to better align the interests of its senior management with those of its shareholders. The long-term compensation plan includes a combination of performance and non-performance-based grants of common stock from the shares of Company stock provided for issuance under the 2008 Equity Incentive Plan.

The non-performance-based stock grant rights, which are issued on January 1 of each year, vest in one-third increments at the end of each year over a three-year period. The number of non-performance-based stock grant rights issued on January 1, 2022 and 2021 were 32,265 and 26,403, respectively. These stock grant rights vest in one-third increments over the three-year periods ending December 31, 2024 and 2023, respectively. The total number of vested shares issued under prior years’ non-performance stock grant rights totaled 23,411 and 25,789 in the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, the Company recognized $325,270 and $306,250 in stock-based compensation expense, respectively, related to the incremental vesting of the non-performance stock grant rights.

The performance-based grants may be earned at the end of each year based upon the Company's three-year cumulative financial performance relative to three-year cumulative financial performance targets. The Company recognized $335,964 and $214,675 in stock-based compensation for the year ended December 31, 2022 and 2021, respectively, related to these grants.

A total of 13,797 stock grant rights were earned as of December 31, 2022 based upon the Company’s actual financial performance relative to the cumulative financial performance targets for the three-year period ended December 31, 2022 The shares associated with these grants will be issued in 2023.

A total of 18,419 stock grant rights were earned as of December 31, 2021 based upon the Company’s actual financial performance relative to the cumulative financial performance targets for the three-year period ended December 31, 2021. The shares associated with these grants were issued in 2022.

Non-Executive Directors’ Share Plan

This stock grant plan provides part of the Directors’ remuneration. Under this plan, non-Executive Directors receive a combination of cash and common stock for their participation in Board meetings. The number of shares of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Common stock granted under this plan during the years ended December 31, 2022 and 2021 totaled 30,767 and 30,911 shares, respectively. The Company recognized stock-based compensation for these share grants of $369,678 and $319,002 for the years ended December 31, 2022 and 2021, respectively.

17. Retirement benefits

Retirement plans are offered to all employees in California, Florida, the Cayman Islands and The Bahamas. The plans are administered by third parties and are defined contribution plans pursuant to which the Company matches participating employees’ contributions up to certain amounts. The Company matches contributions of up to 5% of a maximum salary amount of $104,400 for Cayman Islands employees, fully matches all contributions made by employees in The Bahamas, and matches contributions of up to 6% of salary for Florida employees. For California employees, the Company matches contribution amounts up to 2% of the employee's salary and matches 25% of contributions above this 2% threshold, up to 10% of the employee’s salary. The Company’s expense for these plans was $624,798 and $584,278 for the years ended December 31, 2022 and 2021, respectively.

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

Interest rate risk:

The Company is not subject to significant interest rate risk arising from fluctuations in interest rates.

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

Fair values:

As of December 31, 2022 and 2021, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2022 and 2021:

December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Certificate of deposit	$—	$—	$—	$—
Net asset arising from put/call options	—	—	—	—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Certificate of deposit	$—	$2,500,000	$—	$2,500,000
Net asset arising from put/call options	—	—	128,000	128,000

The activity for the Level 3 asset for the year ended December 31, 2022:

Net asset arising from put/call options
Balance as of December 31, 2021	$128,000
Exercise of option	(128,000)
Balance as of December 31, 2022	$—

The put/call options are reported at fair value at their net asset or liability balance in the consolidated balance sheets. The underlying asset and liability fair values are calculated using discounted cash flow analysis valuation techniques that incorporate unobservable inputs, such as future cash flows, weighted-average cost of capital, and expected future volatility. The inputs to these valuations are considered Level 3 inputs.

19. Commitments and contingencies

Commitments

The Company has entered into employment agreements with certain executives, which expire through December 31, 2025 and provide for, among other things, base annual salaries in an aggregate amount of approximately $4.2 million, performance bonuses and various employee benefits.

The Company has purchase obligations totaling approximately $41.7 million through December 31, 2023.

Contingencies

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2022 and 2021, the Company generated approximately 27% and 33%, respectively, of its consolidated revenue and 44% and 47%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the 1990 license expired on January 31, 2018. The Company continues to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with its understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. The Company continues to pay the royalty of 7.5% of revenue it collects required under the 1990 license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $16.3 million and $21.5 million as of December 31, 2022 and 2021.

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

In February 2022, CW-Bahamas received correspondence from the Ministry of Finance of the Government of The Bahamas that stated that the Government intends to return all of CW-Bahamas’ accounts receivable from the WSC to current status.

In its latest report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded the Government of The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Based upon its review of this Moody’s report, the Company continues to believe no allowance for doubtful accounts is required for CW-Bahamas’ accounts receivable from the WSC.

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

20. Related party transactions

The Company, through PERC and the services segment, purchases engineering and technology support services from various companies with a minority shareholder who is also a minority shareholder of PERC. During the years ended December 31, 2022 and 2021, the Company made total purchases of services of approximately $2,695,000 and $438,000 from these companies, respectively. These total purchases are included in the Company’s cost of revenue in the accompanying consolidated statements of income.

PERC has entered into a lease agreement with one of these related companies that commenced on March 14, 2021 and ended August 31, 2021. This lease has been extended on a month-to-month basis subsequent to August 31, 2021. During the years ended December 31, 2022 and 2021, the Company recognized approximately $97,000 and $77,000 of expense related to this lease, respectively. This lease expense is included in the Company's general and administrative expenses in the accompanying consolidated statements of income.

The total amount of accounts payable outstanding to these companies as of December 31, 2022 and 2021, was approximately $404,000 and $164,000, respectively.

21. Supplemental disclosure of cash flow information

	Year Ended December 31,
	2022	2021
Interest paid in cash	$14,797	$10,248
Income taxes paid in cash	$211,000	$160,000

Non-cash transactions:
Issuance of 9,295 and 8,632, respectively, shares of redeemable preferred stock for services rendered	$133,197	$102,203
Issuance of 72,597 and 88,488, respectively, shares of common stock for services rendered	$521,016	$745,468
Conversion (on a one-to-one basis) of 6,585 and 11,522, respectively, shares of redeemable preferred stock to common stock	$3,951	$6,913
Dividends declared but not paid	$1,305,367	$1,298,148
Transfers from inventory to property, plant and equipment and construction in progress	$346,024	$189,924
Transfers from construction in progress to property, plant and equipment	$297,723	$644,224
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,852,608
Purchase of equipment through issuance of long-term debt	$188,645	$95,707

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

On January 4, 2023, as a result of CW-Holdings' exercise of a call option in October 2022, CW-Holdings purchased the remaining 39% ownership interest in PERC for $2.4 million in cash and 368,383 shares of the Company’s common stock. After giving effect to this purchase, CW-Holdings owns 100% of the outstanding capital stock of PERC.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

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

Information required by this item with respect to our Directors and the nomination process is contained in the proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) under the heading “Proposal 1 - Election of Directors” and is incorporated by reference in this Annual Report.

Information required by this item with respect to our Executive Officers is set forth in the Proxy Statement under the heading “Executive Officers” and is incorporated by reference in this Annual Report.

Information required by this item with respect to our audit committee and our audit committee financial expert is contained in the Proxy Statement under the heading “Proposal 1 - Election of Directors - Committees of the Board of Directors - Audit Committee” and is incorporated by reference in this Annual Report.

To our knowledge, based solely on review of reports required by Section 16(a) of the Exchange Act and written representations from the certain reporting persons, we believe that during the fiscal year ended December 31, 2022, our officers, directors and significant shareholders have timely filed the appropriate form under Section 16(a) of the Exchange Act.

The Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s Directors, Officers (including the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and employees. Information related to the Code is contained in the Proxy Statement under the heading “Proposal 1 - Election of Directors - Governance of the Company” and is incorporated by reference in this Annual Report.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The Consolidated Water Co. Ltd. Financial statements found in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA are incorporated herein by reference.

2. Financial Statement Schedules

None.

3. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Signatures are filed as part of this Annual Report on Form 10-K.

CONSOLIDATED WATER CO. LTD.

INDEX TO EXHIBITS FILED WITH 10-K

Number	Exhibit Description

3.1

Amended and Restated Memorandum of Association of Consolidated Water Co. Ltd. dated May 23, 2022 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 27, 2022, Commission File No. 0-25248)

3.2

Amended and Restated Articles of Association of Consolidated Water Co. Ltd. dated May 23, 2022 (incorporated by reference to Exhibit 3.2 filed as part of our Form 8-K filed May 27, 2022, Commission File No. 0-25248)

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

Engagement Agreement dated January 15, 2008 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed January 22, 2008, Commission File No. 0-25248)

10.5.1*

Employment contract dated January 14, 2008 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.11 filed as part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.5.2*

First Amendment to Employment Contract dated March 29, 2017 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as part of our Form 8-K filed April 4,2017, Commission File No. 0-25248)

10.5.3*

Second Amendment of Engagement Agreement dated September 9, 2022 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated by reference to Exhibit 10.1 filed as part of our Form 8-K filed September 13, 2022, Commission File No. 0-25248)

10.6

Specimen Service Agreement between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

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

10.10

Water Supply Agreement dated March 5, 2018 between Cayman Water Company Limited and Cayman Shores Development Ltd. (incorporated herein by reference to Exhibit 10.10 filed as a part of our Form 10-K for the fiscal year ended December 31, 2021, Commission File No. 0-25248)

10.11

Lease dated December 10, 2001 between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.12.1†

Form of Agreement for Desalinated Water Supply dated May 2005 among Water and Sewerage Corporation, Consolidated Water Co. Ltd. and Consolidated Water (Bahamas) Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

Number	Exhibit Description
10.12.2†

Letter of Acceptance dated January 25, 2011 (effective January 31, 2011) between Water and Sewerage Corporation and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.12.3†

Proposal letter dated December 8, 2010 addressed to the Water and Sewerage Corporation (incorporated herein by reference to Exhibit 10.3 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.13.1

N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.1 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.13.2

Appendix to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.13.3

Exhibit Index to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.3 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.13.4

Exhibits to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.14

Public-Private Partnership Contract dated August 22, 2016 among Aguas de Rosarito S.A.P.I. de C.V., the State Water Commission of Baja California, the Government of Baja California represented by the Secretary of Planning and Finance, and the Public Utilities Commission of Tijuana. (incorporated herein by reference to Exhibit 10.1 to be filed as a part of our Amendment No. 1 to Form 8-K filed August 26, 2016, File No. 0-25248)

10.15

Letter dated June 29, 2020 from the Director General of the Comisión Estatal del Agua de Baja California to Aguas de Rosarito, S.A.P.I. de C.V. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed July 6, 2020, File No. 0-25248)

10.16

Credit Agreement dated September 16, 2022 between Cayman Water Company Limited and Scotiabank & Trust (Cayman) Ltd. (incorporated by reference to Exhibit 10.1 filed as part of our Form 8-K filed September 20, 2022, Commission File No. 0-25248)

10.17

Letter dated September 16, 2022 from Scotiabank & Trust (Cayman) Ltd. to Cayman Water Company Limited. (incorporated by reference to Exhibit 10.2 filed as part of our Form 8-K filed September 20, 2022, Commission File No. 0-25248)

10.18

Stock Purchase Agreement dated January 4, 2023 among Consolidated Water U.S. Holdings, Inc. and the Sellers. (incorporated by reference to Exhibit 10.2 filed as part of our Form 8-K filed January 9, 2023, Commission File No. 0-25248)

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

Dated: March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	March 30, 2023
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	March 30, 2023
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Executive Vice President & Chief Financial Officer	March 30, 2023
	David W. Sasnett	(Principal Financial and Accounting Officer)

By:	/s/ Linda Beidler-D’Aguilar	Director	March 30, 2023
Linda Beidler-D’Aguilar

By:	/s/ Brian E. Butler	Director	March 30, 2023
Brian E. Butler

By:	/s/ Carson K. Ebanks	Director	March 30, 2023
Carson K. Ebanks

By:	/s/ Clarence B. Flowers, Jr.	Director	March 30, 2023
Clarence B. Flowers, Jr.

By:	/s/ Leonard J. Sokolow	Director	March 30, 2023
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	March 30, 2023
Raymond Whittaker