Form 10-Q
period 2023-03-31
Consolidated Water Co. Ltd.
filed 2023-05-15
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, 15,736,041 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$51,104,268	$50,711,751
Accounts receivable, net	29,550,063	27,046,182
Inventory	9,087,365	5,727,842
Prepaid expenses and other current assets	5,245,208	5,643,279
Contract assets	6,127,587	2,913,722
Current assets of discontinued operations	369,361	531,480
Total current assets	101,483,852	92,574,256
Property, plant and equipment, net	51,484,484	52,529,545
Construction in progress	4,861,263	3,705,681
Inventory, noncurrent	4,750,701	4,550,987
Investment in OC-BVI	1,292,163	1,545,430
Goodwill	10,425,013	10,425,013
Intangible assets, net	2,682,222	2,818,888
Operating lease right-of-use assets	1,935,737	2,058,384
Other assets	1,567,625	1,669,377
Long-term assets of discontinued operations	21,129,288	21,129,288
Total assets	$201,612,348	$193,006,849

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$9,798,095	$8,438,315
Accounts payable - related parties	—	403,839
Accrued compensation	2,858,268	2,267,583
Dividends payable	1,410,522	1,375,403
Current maturities of operating leases	538,281	546,851
Current portion of long-term debt	114,964	114,964
Contract liabilities	15,499,160	8,803,921
Deferred revenue	306,256	315,825
Current liabilities of discontinued operations	347,928	389,884
Total current liabilities	30,873,474	22,656,585
Long-term debt, noncurrent	188,899	216,117
Deferred tax liabilities	522,655	560,306
Noncurrent operating leases	1,457,466	1,590,542
Other liabilities	147,067	219,110
Total liabilities	33,189,561	25,242,660
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 34,383 and 34,383 shares, respectively	20,630	20,630
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,736,041 and 15,322,875 shares, respectively	9,441,625	9,193,725
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	90,648,430	89,205,159
Retained earnings	63,719,310	61,247,699
Total Consolidated Water Co. Ltd. stockholders' equity	163,829,995	159,667,213
Non-controlling interests	4,592,792	8,096,976
Total equity	168,422,787	167,764,189
Total liabilities and equity	$201,612,348	$193,006,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenue	$32,868,990	$19,557,905
Cost of revenue (including purchases from related parties of $- in 2023 and $839,432 in 2022)	22,309,908	12,412,141
Gross profit	10,559,082	7,145,764
General and administrative expenses (including purchases from related parties of $- in 2023 and $24,231 in 2022)	6,036,662	4,866,117
Gain on asset dispositions and impairments, net	5,916	12,458
Income from operations	4,528,336	2,292,105

Other income (expense):
Interest income	113,644	180,687
Interest expense	(37,844)	(4,081)
Profit-sharing income from OC-BVI	14,175	10,125
Equity in the earnings of OC-BVI	35,558	31,766
Net gain on put/call options	—	75,000
Other	31,526	26,230
Other income, net	157,059	319,727
Income before income taxes	4,685,395	2,611,832
Provision for income taxes	449,485	46,273
Net income from continuing operations	4,235,910	2,565,559
Income from continuing operations attributable to non-controlling interests	163,121	241,430
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	4,072,789	2,324,129
Total loss from discontinued operations	(259,163)	(607,314)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$3,813,626	$1,716,815

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.26	$0.15
Discontinued operations	(0.02)	(0.04)
Basic earnings per share	$0.24	$0.11

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.26	$0.15
Discontinued operations	(0.02)	(0.04)
Diluted earnings per share	$0.24	$0.11

Dividends declared per common and redeemable preferred shares	$0.085	$0.085

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,723,595	15,285,523
Diluted earnings per share	15,888,028	15,435,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2022	34,383	$20,630	15,322,875	$9,193,725	$89,205,159	$61,247,699	$8,096,976	$167,764,189
Issue of share capital	—	—	44,783	26,870	(26,870)	—	—	—
Net income	—	—	—	—	—	3,813,626	163,121	3,976,747
Purchase of remaining non-controlling interest in PERC	—	—	368,383	221,030	1,006,248	—	(3,667,305)	(2,440,027)
Dividends declared	—	—	—	—	—	(1,342,015)	—	(1,342,015)
Stock-based compensation	—	—	—	—	463,893	—	—	463,893
Balance as of March 31, 2023	34,383	$20,630	15,736,041	$9,441,625	$90,648,430	$63,719,310	$4,592,792	$168,422,787

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2021	28,635	$17,181	15,243,693	$9,146,216	$87,812,432	$60,603,056	$8,086,538	$165,665,423
Issue of share capital	—	—	41,830	25,098	(25,098)	—	—	—
Net income	—	—	—	—	—	1,716,815	241,430	1,958,245
Dividends declared	—	—	—	—	—	(1,303,014)	—	(1,303,014)
Stock-based compensation	—	—	—	—	188,985	—	—	188,985
Balance as of March 31, 2022	28,635	$17,181	15,285,523	$9,171,314	$87,976,319	$61,016,857	$8,327,968	$166,509,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities - continuing operations	$5,671,510	$4,876,817
Net cash used in operating activities - discontinued operations	(324,965)	(254,763)
Net cash provided by operating activities	5,346,545	4,622,054

Cash flows from investing activities
Purchase of certificate of deposit	—	(2,518,493)
Maturity of certificate(s) of deposit	—	2,500,000
Additions to property, plant and equipment and construction in progress	(1,381,796)	(727,925)
Proceeds from asset dispositions	15,944	11,043
Purchase of remaining non-controlling interest in PERC	(2,440,027)	—
Net cash used in investing activities	(3,805,879)	(735,375)

Cash flows from financing activities
Dividends paid to common shareholders	(1,303,974)	(1,296,957)
Dividends paid to preferred shareholders	(2,922)	(2,434)
Principal repayments on long-term debt	(27,218)	(14,605)
Net cash used in financing activities	(1,334,114)	(1,313,996)
Net increase in cash and cash equivalents	206,552	2,572,683
Cash and cash equivalents at beginning of period	50,711,751	40,358,059
Cash and cash equivalents at beginning of period - discontinued operations	442,252	750,048
Less: cash and cash equivalents at end of period - discontinued operations	(256,287)	(536,249)
Cash and cash equivalents at end of period	$51,104,268	$43,144,541

Non-cash transactions:
Issuance of 44,873 and 41,830, respectively, shares of common stock for services rendered	$621,811	$521,016
Dividends declared but not paid	$1,342,695	$1,301,704
Issuance of 368,383 and 0, respectively, shares of common stock for the purchase of non-controlling interest in PERC	$5,359,973	$—
Transfers from inventory to property, plant and equipment and construction in progress	$61,665	$97,284
Transfers from construction in progress to property, plant and equipment	$133,664	$167,065
Transfers from prepaids to property, plant and equipment	$91,123	$—
Transfers from prepaids to inventory	$238,032	$—

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

2. Accounting policies

Basis of consolidation: The accompanying condensed consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aerex Industries, Inc. (“Aerex”), Aquilex, Inc. (“Aquilex”), Cayman Water Company Limited (“Cayman Water”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), PERC Water Corporation ("PERC"), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”); and (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), N.S.C. Agua, S.A. de C.V. (“NSC”), and Aguas de Rosarito S.A.P.I. de C.V. (“AdR”). The Company’s investment in its affiliate Ocean Conversion (BVI) Ltd. (“OC-BVI”) is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

On January 4, 2023, as a result of CW-Holdings' exercise of a call option in October 2022, CW-Holdings purchased the remaining 39% ownership interest in PERC for $2.4 million in cash and 368,383 shares of the Company’s common stock, having a value of approximately $5.36 million based upon the opening trading price of the Company’s common stock on The Nasdaq Global Market on the date of the transaction. After giving effect to this purchase, CW-Holdings owns 100% of the outstanding capital stock of PERC.

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows as of and for the periods presented. The consolidated results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2023.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed consolidated financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Net foreign currency gains arising from transactions and re-measurements were $25,779 and $22,046 for the three months ended March 31, 2023 and 2022, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and certificates of deposit at banks with an original maturity of three months or less. Cash and cash equivalents as of March 31, 2023 and December 31, 2022 include approximately $5.1 million and $7.4 million, respectively, of certificates of deposits with an original maturity of three months or less.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances for deposits held in The Bahamas as of March 31, 2023 and December 31, 2022 were approximately $7.3 million and $5.7 million, respectively.

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

As of December 31, 2022, the Company elected to assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment testing conducted in prior years for all goodwill reporting units other than the manufacturing reporting unit. The Company assessed relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units are less than their carrying values. The events and circumstances assessed for each unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events. Based upon this qualitative assessment the Company determined that it was more likely than not that the fair values of its Cayman Water and bulk segment reporting units exceeded their carrying values as of December 31, 2022. Based upon the Company’s negotiated, arms-length purchase of the remaining 39% equity interest in PERC from its minority shareholders for $7.8 million in January 2023, the fair value of the Company’s PERC reporting unit exceeded its carrying value by 79% as of December 31, 2022.

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

As noted previously, based upon its estimation prepared as of December 31, 2022, the fair value of the Company’s manufacturing reporting unit exceeded its carrying value by 63%. However, if the Company determines in the future that Aerex’s discounted future cash inflows will be less than its present expectations, the Company may be required to record additional impairment losses to reduce the remaining carrying values of its manufacturing segment’s goodwill and its remaining unamortized intangible assets balances, which amounted to $1,985,211 and $731,111, respectively, as of March 31, 2023. Any such impairment losses could have a material adverse impact on the Company’s consolidated results of operations.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Three Months Ended March 31,
	2023	2022
Retail revenue	$7,771,095	$6,313,200
Bulk revenue	9,004,373	7,350,644
Services revenue	12,721,701	4,743,820
Manufacturing revenue	3,371,821	1,150,241
Total revenue	$32,868,990	$19,557,905

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

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	March 31,	December 31,
	2023	2022
Revenue recognized to date on contracts in progress	$36,464,115	$25,469,014
Amounts billed to date on contracts in progress	(49,204,112)	(33,407,182)
Retainage	3,368,424	2,047,969
Net contract liability	$(9,371,573)	$(5,890,199)

The above net balances are reflected in the accompanying condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2023	2022
Contract assets	$6,127,587	$2,913,722
Contract liabilities	(15,499,160)	(8,803,921)
Net contract liability	$(9,371,573)	$(5,890,199)

The significant increase in contract liabilities from December 31, 2022 to March 31, 2023 is primarily attributable to billings on PERC’s construction contract with Liberty Utilities for a water treatment facility in Arizona.

As of March 31, 2023, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $86.2 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $70.8 million during the remainder of the year ending December 31, 2023 and approximately $15.4 million thereafter. In addition, the Company recognized revenue of $666,368 in the three months ended March 31, 2023, that was included in the contract liability balance as of December 31, 2022.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2022 have been reclassified to conform to the current periods’ presentation.

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

	Three Months Ended March 31, 2023
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$7,771,095	$9,004,373	$12,721,701	$3,371,821	$32,868,990
Cost of revenue	3,550,794	6,243,146	10,044,078	2,471,890	22,309,908
Gross profit	4,220,301	2,761,227	2,677,623	899,931	10,559,082
General and administrative expenses	4,177,107	352,975	1,088,672	417,908	6,036,662
(Loss) gain on asset dispositions and impairments, net	(7,287)	11,270	—	1,933	5,916
Income from operations	$35,907	$2,419,522	$1,588,951	$483,956	4,528,336
Other income, net					157,059
Income before income taxes					4,685,395
Provision for income taxes					449,485
Net income from continuing operations					4,235,910
Income from continuing operations attributable to non-controlling interests					163,121
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					4,072,789
Net loss from discontinued operations					(259,163)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$3,813,626

Depreciation and amortization expenses for the three months ended March 31, 2023 for the retail, bulk, services and manufacturing segments were $626,637, $728,129, $171,349 and $67,963, respectively.

	Three Months Ended March 31, 2022
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$6,313,200	$7,350,644	$4,743,820	$1,150,241	$19,557,905
Cost of revenue	3,053,740	4,687,119	3,649,180	1,022,102	12,412,141
Gross profit	3,259,460	2,663,525	1,094,640	128,139	7,145,764
General and administrative expenses	3,450,406	310,303	779,974	325,434	4,866,117
Gain on asset dispositions and impairments, net	—	—	12,458	—	12,458
Income (loss) from operations	$(190,946)	$2,353,222	$327,124	$(197,295)	2,292,105
Other income, net					319,727
Income before income taxes					2,611,832
Provision for income taxes					46,273
Net income from continuing operations					2,565,559
Income attributable to non-controlling interests					241,430
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					2,324,129
Net loss from discontinued operations					(607,314)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$1,716,815

Depreciation and amortization expenses for the three months ended March 31, 2022 for the retail, bulk, services and manufacturing segments were $615,685, $702,259, $158,999 and $71,208, respectively.

	As of March 31, 2023
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$3,227,894	$16,841,269	$7,081,934	$2,398,966	$29,550,063
Inventory, current and non-current	$2,883,585	$4,173,385	$1,613,984	$5,167,112	$13,838,066
Property, plant and equipment, net	$27,246,976	$21,953,978	$701,393	$1,582,137	$51,484,484
Construction in progress	$4,799,471	$—	$—	$61,792	$4,861,263
Intangibles, net	$—	$—	$1,951,111	$731,111	$2,682,222
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$62,524,167	$58,011,877	$43,164,635	$16,413,020	$180,113,699
Assets of discontinued operations					$21,498,649
Total assets					$201,612,348

	As of December 31, 2022
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,953,927	$16,554,940	$5,838,721	$1,698,594	$27,046,182
Inventory, current and non-current	$2,759,659	$4,037,684	$—	$3,481,486	$10,278,829
Property, plant and equipment, net	$27,697,490	$22,510,658	$759,409	$1,561,988	$52,529,545
Construction in progress	$3,643,889	$—	$—	$61,792	$3,705,681
Intangibles, net	$—	$—	$2,064,444	$754,444	$2,818,888
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$65,853,789	$56,118,243	$36,319,078	$13,054,971	$171,346,081
Assets of discontinued operations					$21,660,768
Total assets					$193,006,849

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2023	2022
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$4,072,789	$2,324,129
Less: preferred stock dividends	(2,923)	(2,434)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	4,069,866	2,321,695
Total loss from discontinued operations	(259,163)	(607,314)
Net income available to common shares in the determination of basic earnings per common share	$3,810,703	$1,714,381

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,723,595	15,285,523
Plus:
Weighted average number of preferred shares outstanding during the period	34,383	28,635
Potential dilutive effect of unexercised options and unvested stock grants	130,050	121,533
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,888,028	15,435,691

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

As a result of the cancellation of the APP Contract, in 2020 the Company discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as the costs for legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, have been classified as discontinued operations in the accompanying condensed consolidated financial statements.

Summarized financial information for the discontinued Mexico project development operation is as follows:

	March 31,	December 31,
	2023	2022

Cash	$256,287	$442,252
Accounts receivable	12,675	12,675
Prepaid expenses and other current assets	99,465	75,826
Value added taxes receivable (net of allowance of $1,829,975 and $1,711,234, respectively)	934	727
Land	21,126,898	21,126,898
Other assets	2,390	2,390
Total assets of discontinued operations	$21,498,649	$21,660,768

Total liabilities of discontinued operations	$347,928	$389,884

	Three Months Ended March 31,
	2023	2022
Revenue	$—	$—
Provision for uncollected value added taxes	$—	$377,326
Loss from discontinued operations	$259,163	$607,314
Depreciation expense	$—	$—

6. Leases

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

The land used by the Company to operate its seawater desalination plants in the Cayman Islands and The Bahamas is owned by the Company or leased to the Company for immaterial annual amounts and is not included in the lease amounts presented in the condensed consolidated balance sheets.

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	March 31,	December 31,
	2023	2022
ASSETS
Current
Prepaid expenses and other current assets	$17,925	$35,624
Current assets of discontinued operations	5,620	7,979
Noncurrent
Operating lease right-of-use assets	1,935,737	2,058,384
Total lease right-of-use assets	$1,959,282	$2,101,987

LIABILITIES
Current
Current maturities of operating leases	$538,281	$546,851
Current liabilities of discontinued operations	5,303	7,361
Noncurrent
Noncurrent operating leases	1,457,466	1,590,542
Total lease liabilities	$2,001,050	$2,144,754

Weighted average remaining lease term:
Operating leases	6.6 years	6.6 years
Operating leases - discontinued operations	0.6 years	0.8 years

Weighted average discount rate:
Operating leases	5.14%	5.11%
Operating leases - discontinued operations	4.96%	4.96%

The components of lease costs were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$170,378	$166,749
Short-term lease costs	25,346	25,098
Lease costs - discontinued operations	10,786	9,487
Total lease costs	$206,510	$201,334

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$180,890	$190,671
Operating cash outflows for operating leases - discontinued operations	2,732	2,316

Future lease payments relating to the Company’s operating lease liabilities from continuing operations as of March 31, 2023 were as follows:

Years ending December 31,	Total
2023	$475,071
2024	390,630
2025	268,056
2026	227,542
2027	229,416
Thereafter	778,461
Total future lease payments	2,369,176
Less: imputed interest	(373,429)
Total lease obligations	1,995,747
Less: current obligations	(538,281)
Noncurrent lease obligations	$1,457,466

7. Fair value

As of March 31, 2023 and December 31, 2022, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

As of March 31, 2023 and December 31, 2022, the Company does not have assets and liabilities measured at fair value to present in the fair value hierarchy..

8. Contingencies

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2023 and 2022, the Company generated approximately 24% and 32%, respectively, of its consolidated revenue and 40% and 46%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $16.6 million and $16.3 million as of March 31, 2023 and December 31, 2022. Approximately 65% of these accounts receivable balances were delinquent as of both of those dates.

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

CW-Bahamas has received correspondence from the Ministry of Finance of the Government of The Bahamas that stated the Government intends to return all of CW-Bahamas’ accounts receivable from the WSC to current status.

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

If CW-Bahamas is  unable to collect a sufficient portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) the Company may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) the Company may be required to provide an allowance for doubtful accounts for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on the Company’s consolidated financial condition, results of operations, and cash flows.

9. Related party transactions

The Company, through PERC and the services segment, purchases engineering and technology support services from various companies with a minority shareholder who was also a minority shareholder of PERC. On January 4, 2023, as a result of CW-Holdings' exercise of a call option in October 2022, CW-Holdings purchased the remaining 39% ownership interest in PERC. After giving effect to this purchase, CW-Holdings owns 100% of the outstanding capital stock of PERC and there are no longer any minority shareholders of PERC, and therefore no longer any related party transactions. During the three months ended March 31, 2022, the Company made total purchases of services from these companies of approximately $839,000. These total purchases are included in the Company’s cost of revenue in the accompanying condensed consolidated statements of income.

PERC entered into a sublease agreement with one of these related companies that commenced on March 14, 2021 and ended August 31, 2021. This lease was extended on a month-to-month basis subsequent to August 31, 2021. During the three months ended March 31, 2022, the Company recognized approximately $24,000 of expense related to this lease. This lease expense is included in the Company's general and administrative expenses in the accompanying condensed consolidated statements of income.

The total amount of accounts payable outstanding to these companies as of December 31, 2022, was approximately $404,000.

10. Impact of recent accounting standards

Adoption of new accounting standards:

Financial Accounting Standard Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, and related amendments, introduces new guidance which makes substantive changes to the accounting for credit losses. This guidance introduces the current expected credit losses (“CECL”) model which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions, and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. The Company adopted this guidance as of January 1, 2023 using the modified retrospective approach. The impact of this adoption was not material to the Company’s consolidated financial statements.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	tourism and weather conditions in the areas we serve;
●	the economic, political and social conditions of each country in which we conduct or plan to conduct business;
●	our relationships with the government entities and other customers we serve;
●	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
●	our ability to successfully enter new markets; and
●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our 2022 Annual Report on Form 10-K.

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

As noted previously, based upon our estimation prepared as of December 31, 2022, the fair value of our manufacturing reporting unit exceeded its carrying value by 63%. However, if we determine in the future that Aerex’s discounted future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values of our manufacturing segment’s goodwill and its remaining unamortized intangible assets balances, which amounted to $1,985,211 and $731,111, respectively, as of March 31, 2023. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1. “Financial Statements” of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022 (“2022 Form 10-K”) and the information set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

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

As a result of the cancellation of the APP Contract, in 2020 we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, are classified as discontinued operations in the accompanying consolidated financial statements. Our net losses from discontinued operations for the three months ended March 31, 2023 and 2022 were ($259,163) and ($607,314), respectively.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2023 was $3,813,626 ($0.24 per share on a fully diluted basis), as compared to a net income of $1,716,815 ($0.11 per share on a fully diluted basis) for 2022.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for 2023 as compared to 2022 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2023 was $4,072,789 ($0.26 per share on a fully diluted basis), as compared to a net income from continuing operations of $2,324,129 ($0.15 per share on a fully diluted basis) for 2022.

Revenue for 2023 increased to $32,868,990 from $19,557,905 in 2022, reflecting revenue increases in all four of our segments. Gross profit for 2023 was $10,559,082 (32% of total revenue) as compared to $7,145,764 (37% of total revenue) for 2022. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $6,036,662 for 2023 as compared to $4,866,117 for 2022. The most significant increase in G&A expenses for 2023 relates to employee costs, which increased by $945,571 from 2022 to 2023 due to pay raises, new hires, and higher bonus accruals. Professional fees also increased by $107,339 from 2022 to 2023.

Other income, net, decreased to $157,059 for 2023 as compared to $319,727 for 2022 in part due to an unrealized gain recorded in 2022 of $75,000 for the valuation of the put/call options associated with the initial acquisition of a controlling interest in PERC. We exercised our call option in the fourth quarter of 2022 and acquired the remaining 39% of PERC in January 2023. We also generated approximately $67,000 less interest income in 2023 due to a decrease in CW-Bahamas’ average interest earning accounts receivable balances.

Results by Segment

Retail Segment:

The retail segment recorded a gain from operations of $35,907 for 2023 as compared to a loss from operations of ($190,946) for 2022.

Revenue generated by our retail water operations increased to $7,771,095 in 2023 from $6,313,200 in 2022 due to a 20% increase in the volume of water sold. Approximately 26% of this volume increase was attributable to direct water sales to the WAC. The remainder of the sales volume increase reflects increased tourist activity on Grand Cayman as tourism on the island in 2022 was lower than historical levels due to the lingering impact of the COVID-19 pandemic. Retail revenue also increased by approximately $453,000 due to higher energy costs which increased the energy pass-through component of our water rates.

Retail segment gross profit increased to $4,220,301 (54% of retail revenue) for 2023 from $3,259,460 (52% of retail revenue) for 2022 due to the revenue increase.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses increased to $4,177,107 for 2023 as compared to $3,450,406 for 2022. The most significant increase in G&A expenses for 2023 relates to employee costs, which increased by $577,585 due to pay raises and increased bonus accruals. Professional fees also increased by approximately $63,000 from 2022 to 2023.

Bulk Segment:

The bulk segment contributed $2,419,522 and $2,353,222 to our income from operations for 2023 and 2022, respectively.

Bulk segment revenue was $9,004,373 and $7,350,644 for 2023 and 2022, respectively. The increase in bulk segment revenue is attributable to an increase in energy costs for CW-Bahamas, which increased the energy pass-through component of CW-Bahamas’ rates, and to a 9% increase in the volume of water sold.

Gross profit for our bulk segment was $2,761,227 (31% of bulk revenue) and $2,663,525 (36% of bulk revenue) for 2023 and 2022, respectively. Gross profit as a percentage of revenue decreased in 2023 as compared to 2022 due to incremental chemicals and repairs and maintenance expenses of approximately $297,000.

Bulk segment G&A expenses remained consistent at $352,975 for 2023 as compared to $310,303 for 2022.

Services Segment:

The services segment income from operations was $1,588,951 and $327,124 for 2023 and 2022, respectively.

Services segment revenue increased to $12,721,701 for 2023 from $4,743,820 for 2022 due to an increase in  plant design and construction revenue, with most of this  increase resulting from PERC’s progress on its contract with Liberty Utilities for the construction of a water treatment plant in Goodyear, Arizona. We recognized approximately $6.4 million in revenue for the Liberty Utilities contract in 2023.

Gross profit for the services segment was $2,677,623 (21% of services revenue) in 2023 as compared to $1,094,640 (23% of services revenue) for 2022. The increase in gross profit dollars results from the increased revenue. The decrease in gross profit as a percentage of revenue from 2022 to 2023 results from the relatively lower gross profit percentage earned on PERC’s contract with Liberty Utilities compared to that earned from PERC’s operating and maintenance contracts.

G&A expenses for the services segment increased to $1,088,672 for 2023 as compared to $779,974 for 2022 principally due to an increase of approximately $289,000 in employee costs attributable to pay raises, new hires and increased bonus accruals.

Manufacturing Segment:

The manufacturing segment contributed $483,956 to our income from operations for 2023 as compared to a loss incurred from operations of ($197,295) in 2022.

Manufacturing revenue was $3,371,821 and $1,150,241 for 2023 and 2022, respectively. The growth in manufacturing revenue for 2023 reflects increased production activity due to improvement in the supply chain and economic conditions in 2022 that resulted in significant product delivery delays requested by customers as well as continuing delayed shipments of raw materials and supplies to Aerex.

Manufacturing gross profit was $899,931 (27% of manufacturing revenue) for 2023 as compared to a gross profit of $128,139 (11% of manufacturing revenue) for 2022. The increase in manufacturing gross profit in dollars reflects the increase in revenue. Gross profit as a percentage of revenue increased due to the lesser impact of fixed factory overhead on this measure resulting from the revenue increase, as we elected not to furlough or terminate the employment of our highly skilled manufacturing personnel in 2022 despite the decrease in production activity.

G&A expenses for the manufacturing segment remained relatively consistent at $417,908 for 2023 as compared to $325,434 for 2022.

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as of March 31, 2023 as compared to December 31, 2022 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable increased by approximately $2.5 million due to an increase of (i) approximately $1.2 million for PERC primarily due to the Liberties Utilities project; and (ii) an increase in Aerex’s accounts receivable of approximately $700,000 due to increased project activities in this quarter.

Current inventory increased by approximately $3.4 million primarily due to an increase of $1.7 million in Aerex’s inventory due to current projects and an increase of $1.6 million in PERC’s inventory as a result of the Liberties Utilities and other projects.

Contract assets increased by approximately $3.2 million primarily due to Aerex's manufacturing projects and the Red Gate plant construction for the WAC.

Property, plant and equipment, net decreased by approximately $1.0 million due to the scheduled depreciation of fixed assets.

Construction in progress increased by approximately $1.2 million primarily due to construction activity for Cayman Water’s replacement of its West Bay desalination plant.

Accounts payable, accrued expenses and other liabilities increased by approximately $1.4 million primarily due to increases in (i) subcontractor costs for PERC’s contract with Liberty Utilities; and (ii) accrued compensation.

Contract liabilities increased by $6.7 million primarily due to billings made by the services segment in connection with PERC’s new contract with Liberty Utilities and to a lesser extent billings made by Aerex.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the balance of 2023 include capital expenditures for our existing operations of approximately $12.0 million which includes approximately $2.3 million to be incurred for the replacement of the West Bay seawater desalination plant and approximately $6.2 million for construction of the WAC’s new Red Gate plant. We paid approximately $1.4 million in dividends in April 2023. Our liquidity requirements may include future quarterly dividends if such dividends are declared by our Board.

As of March 31, 2023, we had cash and cash equivalents of $51.1 million and working capital of $70.6 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balance (which include accrued interest) due from the WSC amounted to $16.6 million and $16.3 million as of March 31, 2023 and December 31, 2022, respectively. Approximately 65% of these accounts receivable balances were delinquent as of both of those dates.

From time to time, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of March 31, 2023, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

We have received correspondence from the Ministry of Finance of the Government of the Bahamas that stated the Government intends to return all of CW-Bahamas’ accounts receivable from the WSC to current status.

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

Discussion of Cash Flows for the Three Months Ended March 31, 2023

Our cash and cash equivalents increased to $51,104,268 as of March 31, 2023 from $50,711,751 as of December 31, 2022.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $5,346,545. This net cash reflects the net income generated for the three months ended March 31, 2023 of $3,976,747 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $1,594,078, an increase in accounts receivable of $2,502,421, an increase in contract assets of $3,213,865, an increase in inventory of $3,382,870, and an increase in contract liabilities of $6,695,239.

Cash Flows from Investing Activities

Net cash used by our investing activities was $3,805,879. On January 4, 2023, we purchased the remaining 39% ownership interest in PERC for $2,440,027 and 368,383 shares of the Company’s common stock. We also used $1,381,796 for additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used by our financing activities was $1,334,114, almost all of which related to the payment of dividends.

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

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2023 and 2022, we generated approximately 24% and 32%, respectively, of our consolidated revenue and 40% and 46%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

Adoption of New Accounting Standards

Financial Accounting Standard Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, and related amendments, introduces new guidance which makes substantive changes to the accounting for credit losses. This guidance introduces the current expected credit losses (“CECL”) model which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions, and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. We adopted this guidance as of January 1, 2023 using the modified retrospective approach. The impact of this adoption was not material to our consolidated financial statements.

Effect of Newly Issued but not yet Effective Accounting Standards

None.

Dividends

●	On January 31, 2023, we paid a dividend of $0.085 to shareholders of record on January 3, 2023.
●	On April 28, 2023, we paid a dividend of $0.085 to shareholders of record on April 3, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2022 to the end of the period covered by this report.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our other periodic reports on Form 10-Q and Form 8-K.

Our exclusive license to provide water to retail customers in the Cayman Islands has not been expressly extended and we are presently unable to predict the outcome of our on-going negotiations relating to this license.

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2023 and 2022, we generated approximately 24% and 32%, respectively, of our consolidated revenue and 40% and 46%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $16.6 million as of March 31, 2023. Approximately 65% of this March 31, 2023 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of March 31, 2023, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

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

PERC, our principal services segment subsidiary, generates most of its revenue from contracts (“O&M contracts”) to operate and maintain water treatment and reuse facilities owned by third parties. For the three months ended March 31, 2023, we generated revenue of approximately $3.6 million under these O&M contracts. PERC’s O&M contracts have terms ranging from one to ten years, with varying renewal options exercisable solely at the discretion of the customer. Approximately 8% of PERC’s revenue for the three months ended March 31, 2023 was generated under O&M contracts that expire at various dates through December 31, 2023. If we are unable to obtain extensions of these expiring O&M contracts or are unable to replace the revenue lost from contracts that expire with revenue from new O&M contracts, our consolidated financial condition, results of operations, and cash flows would be adversely affected.

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

Based upon our estimation prepared as of December 31, 2022, the fair value of our manufacturing reporting unit exceeded its carrying value by 63%. If we determine in the future that Aerex’s discounted future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values of our manufacturing segment’s goodwill and its remaining unamortized intangible assets balances, which amounted to $1,985,211 and $731,111, respectively, as of December 31, 2022. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

Current economic conditions have adversely impacted the supply chain for our operations and could have a material adverse impact on our financial results.

As a result of the recent economic conditions, we have experienced issues with our supply chain for the raw materials, components, chemicals, and capital expenditures used in our operations, including rapidly increasing prices, scarcities/shortages, and longer fulfillment times and unexpected delays for our orders to suppliers. Should these economic conditions and issues continue, our operations could be adversely affected, which could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2023.

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

Date: May 15, 2023