Form 10-Q
period 2023-06-30
Consolidated Water Co. Ltd.
filed 2023-08-10
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, 15,742,820 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$47,691,699	$50,711,751
Accounts receivable, net	30,302,638	27,046,182
Inventory	9,844,600	5,727,842
Prepaid expenses and other current assets	6,873,183	5,643,279
Contract assets	8,192,770	2,913,722
Current assets of discontinued operations	320,427	531,480
Total current assets	103,225,317	92,574,256
Property, plant and equipment, net	50,733,041	52,529,545
Construction in progress	5,890,363	3,705,681
Inventory, noncurrent	5,004,956	4,550,987
Investment in OC-BVI	1,339,585	1,545,430
Goodwill	10,425,013	10,425,013
Intangible assets, net	2,545,556	2,818,888
Operating lease right-of-use assets	1,785,865	2,058,384
Other assets	3,001,292	1,669,377
Long-term assets of discontinued operations	21,129,288	21,129,288
Total assets	$205,080,276	$193,006,849

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$10,156,003	$8,438,315
Accounts payable - related parties	—	403,839
Accrued compensation	1,869,351	2,267,583
Dividends payable	1,411,753	1,375,403
Current maturities of operating leases	547,297	546,851
Current portion of long-term debt	114,964	114,964
Contract liabilities	12,928,490	8,803,921
Deferred revenue	409,670	315,825
Current liabilities of discontinued operations	280,695	389,884
Total current liabilities	27,718,223	22,656,585
Long-term debt, noncurrent	161,409	216,117
Deferred tax liabilities	485,008	560,306
Noncurrent operating leases	1,552,708	1,590,542
Other liabilities	153,000	219,110
Total liabilities	30,070,348	25,242,660
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 48,088 and 34,383 shares, respectively	28,853	20,630
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,736,041 and 15,322,875 shares, respectively	9,441,625	9,193,725
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	91,107,323	89,205,159
Retained earnings	69,702,109	61,247,699
Total Consolidated Water Co. Ltd. stockholders' equity	170,279,910	159,667,213
Non-controlling interests	4,730,018	8,096,976
Total equity	175,009,928	167,764,189
Total liabilities and equity	$205,080,276	$193,006,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$44,237,263	$21,067,127	$77,106,253	$40,625,032
Cost of revenue (including related party expenses of $0 and $640,937 for the three months ended, and $0 and $1,480,369 for the six months ended, June 30, 2023 and 2022, respectively)	28,773,714	13,591,630	51,083,622	26,003,771
Gross profit	15,463,549	7,475,497	26,022,631	14,621,261
General and administrative expenses (including related party expenses of $0 and $24,231 for the three months ended, and $0 and $48,462 for the six months ended, June 30, 2023 and 2022, respectively)	5,984,915	4,926,691	12,021,577	9,792,808
Gain on asset dispositions and impairments, net	1,000	5,280	6,916	17,738
Income from operations	9,479,634	2,554,086	14,007,970	4,846,191

Other income (expense):
Interest income	86,137	110,916	199,781	291,603
Interest expense	(36,247)	(2,724)	(74,091)	(6,805)
Profit-sharing income from OC-BVI	12,150	8,100	26,325	18,225
Equity in the earnings of OC-BVI	35,272	19,551	70,830	51,317
Net gain on put/call options	—	201,000	—	276,000
Other	31,819	61,139	63,345	87,369
Other income, net	129,131	397,982	286,190	717,709
Income before income taxes	9,608,765	2,952,068	14,294,160	5,563,900
Provision for income taxes	1,940,067	10,152	2,389,552	56,425
Net income from continuing operations	7,668,698	2,941,916	11,904,608	5,507,475
Income from continuing operations attributable to non-controlling interests	137,226	232,197	300,347	473,627
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	7,531,472	2,709,719	11,604,261	5,033,848
Total loss from discontinued operations	(207,701)	(419,833)	(466,864)	(1,027,147)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$7,323,771	$2,289,886	$11,137,397	$4,006,701

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.48	$0.18	$0.74	$0.33
Discontinued operations	(0.01)	(0.03)	(0.03)	(0.07)
Basic earnings per share	$0.47	$0.15	$0.71	$0.26

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.47	$0.18	$0.73	$0.33
Discontinued operations	(0.01)	(0.03)	(0.03)	(0.07)
Diluted earnings per share	$0.46	$0.15	$0.70	$0.26

Dividends declared per common and redeemable preferred shares	$0.085	$0.085	$0.17	$0.17

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,736,041	15,285,523	15,729,852	15,285,523
Diluted earnings per share	15,907,440	15,436,421	15,899,923	15,435,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2022	34,383	$20,630	15,322,875	$9,193,725	$89,205,159	$61,247,699	$8,096,976	$167,764,189
Issue of share capital	—	—	44,783	26,870	(26,870)	—	—	—
Net income	—	—	—	—	—	3,813,626	163,121	3,976,747
Purchase of remaining non-controlling interest in PERC	—	—	368,383	221,030	1,006,248	—	(3,667,305)	(2,440,027)
Dividends declared	—	—	—	—	—	(1,342,015)	—	(1,342,015)
Stock-based compensation	—	—	—	—	463,893	—	—	463,893
Balance as of March 31, 2023	34,383	20,630	15,736,041	9,441,625	90,648,430	63,719,310	4,592,792	168,422,787
Issue of share capital	13,309	7,985	—	—	(7,985)	—	—	—
Buyback of preferred stock	(203)	(122)	—	—	(1,708)	—	—	(1,830)
Net income	—	—	—	—	—	7,323,771	137,226	7,460,997
Exercise of options	599	360	—	—	6,891	—	—	7,251
Dividends declared	—	—	—	—	—	(1,340,972)	—	(1,340,972)
Stock-based compensation	—	—	—	—	461,695	—	—	461,695
Balance as of June 30, 2023	48,088	$28,853	15,736,041	$9,441,625	$91,107,323	$69,702,109	$4,730,018	$175,009,928

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2021	28,635	$17,181	15,243,693	$9,146,216	$87,812,432	$60,603,056	$8,086,538	$165,665,423
Issue of share capital	—	—	41,830	25,098	(25,098)	—	—	—
Net income	—	—	—	—	—	1,716,815	241,430	1,958,245
Dividends declared	—	—	—	—	—	(1,303,014)	—	(1,303,014)
Stock-based compensation	—	—	—	—	188,985	—	—	188,985
Balance as of March 31, 2022	28,635	17,181	15,285,523	9,171,314	87,976,319	61,016,857	8,327,968	166,509,639
Issue of share capital	9,295	5,577	—	—	(5,577)	—	—	—
Net income	—	—	—	—	—	2,289,886	232,197	2,522,083
Exercise of options	309	185	—	—	2,511	—	—	2,696
Dividends declared	—	—	—	—	—	(1,301,840)	(464,200)	(1,766,040)
Stock-based compensation	—	—	—	—	205,137	—	—	205,137
Balance as of June 30, 2022	38,239	$22,943	15,285,523	$9,171,314	$88,178,390	$62,004,903	$8,095,965	$167,473,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities - continuing operations	$5,569,530	$13,874,865
Net cash used in operating activities - discontinued operations	(595,980)	(661,698)
Net cash provided by operating activities	4,973,550	13,213,167

Cash flows from investing activities
Purchase of certificate of deposit	—	(2,518,493)
Maturity of certificate of deposit	—	2,500,000
Additions to property, plant and equipment and construction in progress	(3,110,041)	(1,796,196)
Proceeds from asset dispositions	21,410	24,360
Purchase of remaining non-controlling interest in PERC	(2,440,027)	—
Net cash used in investing activities	(5,528,658)	(1,790,329)

Cash flows from financing activities
Dividends paid to common shareholders	(2,640,792)	(2,595,547)
Dividends paid to preferred shareholders	(5,845)	(4,868)
Dividends paid to non-controlling interests	—	(464,200)
Buyback of redeemable preferred stock	(1,830)	—
Proceeds received from exercise of stock options	7,251	2,696
Principal repayments on long-term debt	(54,708)	(31,144)
Net cash used in financing activities	(2,695,924)	(3,093,063)
Net increase (decrease) in cash and cash equivalents	(3,251,032)	8,329,775
Cash and cash equivalents at beginning of period	50,711,751	40,358,059
Cash and cash equivalents at beginning of period - discontinued operations	442,252	750,048
Less: cash and cash equivalents at end of period - discontinued operations	(211,272)	(344,720)
Cash and cash equivalents at end of period	$47,691,699	$49,093,162

Non-cash transactions:
Issuance of 13,309 and 9,295, respectively, shares of redeemable preferred stock for services rendered	$287,922	$133,197
Issuance of 44,783 and 41,830, respectively, shares of common stock for services rendered	$621,811	$521,016
Dividends declared but not paid	$1,341,651	$1,302,520
Issuance of 368,383 and 0, respectively, shares of common stock for the purchase of non-controlling interest in PERC	$5,359,973	$—
Transfers from inventory to property, plant and equipment and construction in progress	$139,471	$185,013
Transfers from construction in progress to property, plant and equipment	$188,871	$240,401
Right-of-use assets obtained in exchange for new operating lease liabilities	$249,145	$—
Purchase of equipment through issuance of long-term debt	$—	$68,422
Transfers from prepaid expenses to property, plant and equipment	$91,123	$—
Transfers from prepaid expenses to inventory	$419,420	$—

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

2. Accounting policies

Basis of consolidation: The accompanying condensed consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aerex Industries, Inc. (“Aerex”), Aquilex, Inc. (“Aquilex”), Cayman Water Company Limited (“Cayman Water”), Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”), DesalCo Limited (“DesalCo”), Kalaeloa Desalco LLC (“Kalaeloa Desalco”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), and PERC Water Corporation ("PERC"); and (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), N.S.C. Agua, S.A. de C.V. (“NSC”), and Aguas de Rosarito S.A.P.I. de C.V. (“AdR”). The Company’s investment in its affiliate Ocean Conversion (BVI) Ltd. (“OC-BVI”) is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In September 2021, Kalaeloa Desalco was formed to pursue a project encompassing the design, construction, operations and maintenance of a seawater reverse osmosis desalination plant in Oahu, Hawaii. On June 2, 2023, Kalaeloa Desalco, which is jointly owned by PERC and CW-Holdings, signed a definitive agreement with the Honolulu Board of Water Supply to design, build, operate and maintain a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii.

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

Net foreign currency gains arising from transactions and re-measurements were $24,397 and $6,988 for the three months ended June 30, 2023 and 2022, respectively, and $50,176 and $29,034 for the six months ended June 30, 2023 and 2022, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and certificates of deposit at banks with an original maturity of three months or less. Cash and cash equivalents as of June 30, 2023 and December 31, 2022 include approximately $5.1 million and $7.4 million, respectively, of certificates of deposits with an original maturity of three months or less.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances for deposits held in The Bahamas as of June 30, 2023 and December 31, 2022 were approximately $10.1 million and $5.7 million, respectively.

Goodwill and intangible assets: Goodwill represents the excess cost of an acquired business over the fair value of the assets and liabilities of the acquired business as of the date of acquisition. Goodwill and intangible assets recorded as a result of a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or upon the identification of a triggering event. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. The Company evaluates the possible impairment of goodwill annually as part of its reporting process for the fourth quarter of each fiscal year. Management identifies the Company’s reporting units for goodwill impairment testing purposes, which consist of Cayman Water, the bulk segment (which is comprised of CW-Bahamas and OC-Cayman), PERC, and the manufacturing segment (i.e., Aerex), and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares these fair values to the carrying amounts of the reporting units. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment loss is recorded.

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

As noted previously, based upon the Company’s estimation prepared as of December 31, 2022, the fair value of the Company’s manufacturing reporting unit exceeded its carrying value by 63%. However, if the Company determines in the future that Aerex’s discounted future cash inflows will be less than its present expectations, the Company may be required to record additional impairment losses to reduce the remaining carrying values of its manufacturing reporting unit’s goodwill and its remaining unamortized intangible assets balances, which amounted to $1,985,211 and $707,778, respectively, as of June 30, 2023. Any such impairment losses could have a material adverse impact on the Company’s consolidated results of operations.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Retail revenue	$7,573,329	$6,526,803	$15,344,424	$12,840,003
Bulk revenue	8,482,495	8,423,749	17,486,868	15,774,393
Services revenue	24,093,963	5,055,483	36,815,664	9,799,303
Manufacturing revenue	4,087,476	1,061,092	7,459,297	2,211,333
Total revenue	$44,237,263	$21,067,127	$77,106,253	$40,625,032

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

The Company recognizes revenue for its construction and custom/specialized manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to total estimated costs at completion to measure progress toward satisfying a contract’s performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, materials and subcontractor costs. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprise of estimated total contract costs. Due to the extended time it may take to complete many of the Company’s contracts and the scope and nature of the work required to be performed on those contracts, the estimations of total revenue and costs at completion is complicated and subject to many variables and, accordingly, are subject to changes. When adjustments in estimated total contract revenue or estimated total contract costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any contract assets are classified as current assets. Contract liabilities on uncompleted contracts, if any, are classified as current liabilities.

During the three months ended June 30, 2023, the Company adjusted its previous estimates of the total contract costs for two of its construction contracts. These adjustments increased the services segment’s income from operations and the Company’s consolidated net income by $1,761,753 for the three and six months ended June 30, 2023. This adjustment increased diluted earnings per share by $0.11 for the three and six months ended June 30, 2023.

The Company has elected the “right to invoice” practical expedient for revenue recognition on its services agreements and recognizes revenue in the amount to which the Company has a right to invoice.

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	June 30,	December 31,
	2023	2022
Revenue recognized to date on contracts in progress	$58,727,821	$25,469,014
Amounts billed to date on contracts in progress	(68,535,879)	(33,407,182)
Retainage	5,072,338	2,047,969
Net contract liability	$(4,735,720)	$(5,890,199)

The above net balances are reflected in the accompanying condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2023	2022
Contract assets	$8,192,770	$2,913,722
Contract liabilities	(12,928,490)	(8,803,921)
Net contract liability	$(4,735,720)	$(5,890,199)

The significant increase in contract liabilities from December 31, 2022 to June 30, 2023 is primarily attributable to billings on PERC’s construction contract with Liberty (Litchfield Park Water & Sewer) Corp. (“Liberty Utilities”) for a water treatment facility in Arizona.

As of June 30, 2023, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $67.3 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $45.6 million during the remainder of the year ending December 31, 2023 and approximately $21.7 million thereafter. In addition, the Company recognized revenue of approximately $7.2 million in the six months ended June 30, 2023, that was included in the contract liability balance as of December 31, 2022.

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

	Three Months Ended June 30, 2023
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$7,573,329	$8,482,495	$24,093,963	$4,087,476	$44,237,263
Cost of revenue	3,433,132	5,931,735	16,248,141	3,160,706	28,773,714
Gross profit	4,140,197	2,550,760	7,845,822	926,770	15,463,549
General and administrative expenses	4,265,535	379,900	904,560	434,920	5,984,915
Gain on asset dispositions and impairments, net	—	1,000	—	—	1,000
Income (loss) from operations	$(125,338)	$2,171,860	$6,941,262	$491,850	9,479,634
Other income, net					129,131
Income before income taxes					9,608,765
Provision for income taxes					1,940,067
Net income from continuing operations					7,668,698
Income from continuing operations attributable to non-controlling interests					137,226
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					7,531,472
Net loss from discontinued operations					(207,701)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$7,323,771

Depreciation and amortization expenses for the three months ended June 30, 2023 for the retail, bulk, services and manufacturing segments were $593,337, $840,200, $174,084 and $68,160, respectively.

	Three Months Ended June 30, 2022
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$6,526,803	$8,423,749	$5,055,483	$1,061,092	$21,067,127
Cost of revenue	3,118,411	5,647,583	3,865,867	959,769	13,591,630
Gross profit	3,408,392	2,776,166	1,189,616	101,323	7,475,497
General and administrative expenses	3,345,109	404,072	838,040	339,470	4,926,691
Gain on asset dispositions and impairments, net	1,200	—	4,080	—	5,280
Income (loss) from operations	$64,483	$2,372,094	$355,656	$(238,147)	2,554,086
Other income, net					397,982
Income before income taxes					2,952,068
Provision for income taxes					10,152
Net income from continuing operations					2,941,916
Income attributable to non-controlling interests					232,197
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					2,709,719
Net loss from discontinued operations					(419,833)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$2,289,886

Depreciation and amortization expenses for the three months ended June 30, 2022 for the retail, bulk, services and manufacturing segments were $637,796, $704,841, $168,078 and $70,307, respectively.

	Six Months Ended June 30, 2023
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$15,344,424	$17,486,868	$36,815,664	$7,459,297	$77,106,253
Cost of revenue	6,983,926	12,174,881	26,292,219	5,632,596	51,083,622
Gross profit	8,360,498	5,311,987	10,523,445	1,826,701	26,022,631
General and administrative expenses	8,442,642	732,875	1,993,232	852,828	12,021,577
Gain (loss) on asset dispositions and impairments, net	(7,287)	12,270	—	1,933	6,916
Income (loss) from operations	$(89,431)	$4,591,382	$8,530,213	$975,806	14,007,970
Other income, net					286,190
Income before income taxes					14,294,160
Provision for income taxes					2,389,552
Net income from continuing operations					11,904,608
Income from continuing operations attributable to non-controlling interests					300,347
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					11,604,261
Net loss from discontinued operations					(466,864)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$11,137,397

Depreciation and amortization expenses for the six months ended June 30, 2023 for the retail, bulk, services and manufacturing segments were $1,219,974, $1,568,329, $345,433 and $136,123, respectively.

	Six Months Ended June 30, 2022
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$12,840,003	$15,774,393	$9,799,303	$2,211,333	$40,625,032
Cost of revenue	6,172,151	10,334,702	7,515,047	1,981,871	26,003,771
Gross profit	6,667,852	5,439,691	2,284,256	229,462	14,621,261
General and administrative expenses	6,795,515	714,375	1,618,014	664,904	9,792,808
Gain on asset dispositions and impairments, net	1,200	—	16,538	—	17,738
Income (loss) from operations	$(126,463)	$4,725,316	$682,780	$(435,442)	4,846,191
Other income, net					717,709
Income before income taxes					5,563,900
Benefit from income taxes					56,425
Net income from continuing operations					5,507,475
Income from continuing operations attributable to non-controlling interests					473,627
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					5,033,848
Net loss from discontinued operations					(1,027,147)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$4,006,701

Depreciation and amortization expenses for six months ended June 30, 2022 for the retail, bulk, services and manufacturing segments were $1,253,481, $1,407,100, $327,077 and $141,515, respectively.

	As of June 30, 2023
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,888,718	$16,706,287	$9,313,767	$1,393,866	$30,302,638
Inventory, current and non-current	$2,982,133	$4,521,035	$2,442,895	$4,903,493	$14,849,556
Contract assets	$—	$—	$4,391,497	$3,801,273	$8,192,770
Property, plant and equipment, net	$26,784,612	$21,593,941	$788,538	$1,565,950	$50,733,041
Construction in progress	$5,798,183	$30,388	$—	$61,792	$5,890,363
Intangibles, net	$—	$—	$1,837,778	$707,778	$2,545,556
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$60,266,383	$60,738,383	$46,324,828	$16,300,967	$183,630,561
Assets of discontinued operations					$21,449,715
Total assets					$205,080,276

	As of December 31, 2022
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,953,927	$16,554,940	$5,838,721	$1,698,594	$27,046,182
Inventory, current and non-current	$2,759,659	$4,037,684	$—	$3,481,486	$10,278,829
Contract assets	$—	$—	$1,249,069	$1,664,653	$2,913,722
Property, plant and equipment, net	$27,697,490	$22,510,658	$759,409	$1,561,988	$52,529,545
Construction in progress	$3,643,889	$—	$—	$61,792	$3,705,681
Intangibles, net	$—	$—	$2,064,444	$754,444	$2,818,888
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$65,853,789	$56,118,243	$36,319,078	$13,054,971	$171,346,081
Assets of discontinued operations					$21,660,768
Total assets					$193,006,849

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$7,531,472	$2,709,719	$11,604,261	$5,033,848
Less: preferred stock dividends	(4,087)	(3,250)	(7,010)	(5,684)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	7,527,385	2,706,469	11,597,251	5,028,164
Total loss from discontinued operations	(207,701)	(419,833)	(466,864)	(1,027,147)
Net income available to common shares in the determination of basic earnings per common share	$7,319,684	$2,286,636	$11,130,387	$4,001,017

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,736,041	15,285,523	15,729,852	15,285,523
Plus:
Weighted average number of preferred shares outstanding during the period	34,695	29,049	34,540	28,843
Potential dilutive effect of unexercised options and unvested stock grants	136,704	121,849	135,531	121,590
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,907,440	15,436,421	15,899,923	15,435,956

5. Discontinued operations - Mexico project development

In 2010, the Company began the pursuit, through its Netherlands subsidiary, Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), and its Mexico subsidiary, N.S.C. Agua, S.A. de C.V. (“NSC”), of a project (the “Project”) that encompassed the construction, operation and minority ownership of a 100 million gallons per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system.

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

The Company believes CW-Cooperatief, as a Netherlands company, has certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). On April 16, 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invited Mexico to seek a resolution of this investment dispute through consultation and negotiation, but stated that if the dispute cannot be resolved in this manner, CW-Cooperatief would refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty. On June 29, 2021, the Mexican Ministry of Economy responded to CW-Cooperatief’s letter and proposed to hold a consultation meeting. Two such meetings were held on July 9, 2021 and August 2, 2021 on a confidential basis, without a resolution of the Company’s investment dispute.

On February 9, 2022, CW-Cooperatief, filed a Request for Arbitration with the International Centre for Settlement of International Disputes requesting that the United Mexican States pay CW-Cooperatief damages in excess of US$51 million plus MXN$137 million (with the exact amount to be quantified in the proceedings), plus fees, costs and pre- and post-award interest.

CW-Cooperatief intends to pursue vigorously the relief sought in the arbitration, in addition to pursuing all other legal remedies and courses of action available under the operative contracts and applicable law with respect to their rights, damages, fees and expenses. The Company cannot provide any assurances that CW-Cooperatief will be able to obtain the relief sought in the arbitration, and the Company has incurred and will continue to incur legal and other arbitration-related expenses that are material to its consolidated results of operations and cash flows.

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

Summarized financial information for the discontinued Mexico project development operation is as follows:

	June 30,	December 31,
	2023	2022

Cash	$211,272	$442,252
Accounts receivable	12,675	12,675
Prepaid expenses and other current assets	95,489	75,826
Value added taxes receivable (net of allowance of $1,940,725 and $1,711,234, respectively)	991	727
Land	21,126,898	21,126,898
Other assets	2,390	2,390
Total assets of discontinued operations	$21,449,715	$21,660,768

Total liabilities of discontinued operations	$280,695	$389,884

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$—
Provision for uncollected value added taxes	$—	$—	$—	$377,326
Loss from discontinued operations	$207,701	$419,833	$466,864	$1,027,147
Depreciation expense	$—	$—	$—	$—

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	June 30,	December 31,
	2023	2022
ASSETS
Current
Prepaid expenses and other current assets	$273,357	$35,624
Current assets of discontinued operations	3,231	7,979
Noncurrent
Operating lease right-of-use assets	1,785,865	2,058,384
Total lease right-of-use assets	$2,062,453	$2,101,987

LIABILITIES
Current
Current maturities of operating leases	$547,297	$546,851
Current liabilities of discontinued operations	3,039	7,361
Noncurrent
Noncurrent operating leases	1,552,708	1,590,542
Total lease liabilities	$2,103,044	$2,144,754

Weighted average remaining lease term:
Operating leases	6.2 years	6.6 years
Operating leases - discontinued operations	0.3 years	0.8 years

Weighted average discount rate:
Operating leases	5.42%	5.11%
Operating leases - discontinued operations	4.96%	4.96%

The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$192,951	$187,448	$363,329	$354,197
Short-term lease costs	25,457	25,186	50,803	50,284
Lease costs - discontinued operations	8,643	10,095	19,429	19,582
Total lease costs	$227,051	$222,729	$433,561	$424,063

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$398,017	$402,233
Operating cash outflows for operating leases - discontinued operations	5,694	4,680

Future lease payments relating to the Company’s operating lease liabilities from continuing operations as of June 30, 2023 were as follows:

Years ending December 31,	Total
2023	$350,900
2024	482,694
2025	361,961
2026	274,959
2027	229,416
Thereafter	778,460
Total future lease payments	2,478,390
Less: imputed interest	(378,385)
Total lease obligations	2,100,005
Less: current obligations	(547,297)
Noncurrent lease obligations	$1,552,708

7. Fair value

As of June 30, 2023 and December 31, 2022, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

As of June 30, 2023 and December 31, 2022, the Company does not have assets and liabilities measured at fair value to present in the fair value hierarchy.

8. Contingencies

Cayman Water

The Company sells water through its Cayman Water retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2023 and 2022, the Company generated approximately 17% and 31%, respectively, of its consolidated revenue and 27% and 46%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2023 and 2022, the Company generated approximately 20% and 32%, respectively, of its consolidated revenue and 32% and 46%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the 1990 license expired on January 31, 2018. The Company continues to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with its understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. The Company continues to pay a royalty of 7.5% of the revenue that Cayman Water collects as required under the 1990 license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $16.4 million and $16.3 million as of June 30, 2023 and December 31, 2022. Approximately 64% of these accounts receivable balances were delinquent as of both of those dates.

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

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded the Government of The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s iterated these ratings in April 2023, noting that such ratings are “stable.” Based upon its review of this Moody’s correspondence, the Company continues to believe no allowance for doubtful accounts is required for CW-Bahamas’ accounts receivable from the WSC.

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

9. Related party transactions

The Company, through PERC and the services segment, purchased engineering and technology support services from various companies formerly affiliated with PERC, as a minority shareholder in these companies was also a minority shareholder of PERC. On January 4, 2023, as a result of CW-Holdings' exercise of a call option in October 2022, CW-Holdings purchased the remaining 39% ownership interest in PERC. After giving effect to this purchase, CW-Holdings owns 100% of the outstanding capital stock of PERC and, consequently, transactions with the formerly affiliated companies no longer constitute related party transactions. During the three and six months ended June 30, 2022, the Company made total purchases of services from these companies of approximately $641,000 and $1,480,000, respectively. These total purchases are included in the Company’s cost of revenue in the accompanying condensed consolidated statements of income.

PERC entered into a sublease agreement with one of these formerly affiliated companies that commenced on March 14, 2021 and ended August 31, 2021. This lease was extended on a month-to-month basis subsequent to August 31, 2021. During the three and six months ended June 30, 2022, the Company recognized approximately $24,000 and $48,000, respectively, of expense related to this lease. This lease expense is included in the Company's general and administrative expenses in the accompanying condensed consolidated statements of income.

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

Goodwill and Intangible Assets

Goodwill represents the excess cost of an acquired business over the fair value of the assets and liabilities of the acquired business as of the date of acquisition. Goodwill and intangible assets recorded as a result of a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or upon the identification of a triggering event. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. We evaluate the possible impairment of goodwill annually as part of our reporting process for the fourth quarter of each fiscal year. Management identifies our reporting units for goodwill impairment testing purposes, which consist of Cayman Water, the bulk segment (which is comprised of CW-Bahamas and OC-Cayman), PERC, and the manufacturing segment (i.e., Aerex), and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit and compare these fair values to the carrying amounts of the reporting units. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment loss is recorded.

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

As noted previously, based upon our estimation prepared as of December 31, 2022, the fair value of our manufacturing reporting unit exceeded its carrying value by 63%. However, if we determine in the future that Aerex’s discounted future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values of our manufacturing reporting unit’s goodwill and its remaining unamortized intangible assets balances, which amounted to $1,985,211 and $707,778, respectively, as of June 30, 2023. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

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

We recognize revenue for our construction and our specialized/custom manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to total estimated costs at completion to measure progress toward satisfying a contract’s performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, materials and subcontractor costs. We follow this method since we can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, we record revenue and recognize profit or loss as work on the contract progresses. We estimate total project or manufacturing costs and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and update these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. Due to the extended time it may take to complete many of our contracts and the scope and nature of the work required to be performed on those contracts, the estimations of total revenue and costs at completion is complicated and subject to many variables and, accordingly, are subject to changes. When adjustments in estimated total contract revenue or estimated total contract costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Discontinued Operations – Mexico Project Development

In 2010, we began the pursuit, through our Netherlands subsidiary, Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), and our Mexico subsidiary, N.S.C. Agua, S.A. de C.V. (“NSC”), of a project (the “Project”) that encompassed the construction, operation and minority ownership of a 100 million gallons per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system.

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

We believe CW-Cooperatief, as a Netherlands company, has certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). On April 16, 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invited Mexico to seek a resolution of this investment dispute through consultation and negotiation, but stated that if the dispute cannot be resolved in this manner, CW-Cooperatief would refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty. On June 29, 2021, the Mexican Ministry of Economy responded to CW-Cooperatief’s letter and proposed to hold a consultation meeting. Two such meetings were held on July 9, 2021 and August 2, 2021 on a confidential basis, without a resolution of our investment dispute.

On February 9, 2022, CW-Cooperatief, filed a Request for Arbitration with the International Centre for Settlement of International Disputes requesting that the United Mexican States pay CW-Cooperatief damages in excess of US$51 million plus MXN$137 million (with the exact amount to be quantified in the proceedings), plus fees, costs and pre- and post-award interest.

CW-Cooperatief intends to pursue vigorously the relief sought in the arbitration, in addition to pursuing all other legal remedies and courses of action available under the operative contracts and applicable law with respect to its rights, damages, fees and expenses. We cannot provide any assurances that CW Cooperatief will be able to obtain the relief sought in the arbitration, and we have incurred and will continue to incur legal and other arbitration-related expenses that are material to our consolidated results of operations and cash flows.

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

As a result of the cancellation of the APP Contract, in 2020 we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, are classified as discontinued operations in the accompanying consolidated financial statements. Our net losses from discontinued operations for 2023 and 2022 were ($207,701) and ($419,833), respectively.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2023 was $7,323,771 ($0.46 per share on a fully diluted basis), as compared to net income of $2,289,886 ($0.15 per share on a fully diluted basis) for 2022.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2023 was $7,531,472 ($0.47 per share on a fully diluted basis), as compared to a net income from continuing operations of $2,709,719 ($0.18 per share on a fully diluted basis) for 2022.

Revenue for 2023 increased to $44,237,263 from $21,067,127 in 2022, reflecting revenue increases in all four of our segments. Gross profit for 2023 was $15,463,549 (35% of total revenue) as compared to $7,475,497 (35% of total revenue) for 2022. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $5,984,915 for 2023 as compared to $4,926,691 for 2022. The most significant increase in G&A expenses for 2023 relates to employee costs, which increased by $850,535 from 2022 to 2023 due to pay raises, new hires, increased stock compensation expense, and higher bonus accruals.

Other income, net, decreased to $129,131 for 2023 as compared to $397,982 for 2022 in part due to an unrealized gain recorded in 2022 of $201,000 for the valuation of the put/call options associated with the initial acquisition of a controlling interest in PERC. We exercised our call option in the fourth quarter of 2022 and acquired the remaining 39% of PERC in January 2023.

Results by Segment

Retail Segment:

The retail segment recorded a loss from operations of ($125,338) for 2023 as compared to income from operations of $64,483 for 2022.

Revenue generated by our retail water operations increased to $7,573,329 in 2023 from $6,526,803 in 2022 due to a 14% increase in the volume of water sold. This sales volume increase reflects increased tourist activity on Grand Cayman as tourism on the island in 2022 was lower than historical levels due to the lingering impact of the COVID-19 pandemic. Retail revenue also increased by approximately $355,000 due to higher energy costs which increased the energy pass-through component of our retail water rates.

Retail segment gross profit increased to $4,140,197 (55% of retail revenue) for 2023 from $3,408,392 (52% of retail revenue) for 2022 due to the revenue increase.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses increased to $4,265,535 for 2023 as compared to $3,345,109 for 2022. The most significant increase in G&A expenses for 2023 relates to employee costs, which increased by $693,398 due to pay raises, increased stock compensation expense and higher bonus accruals. Professional fees also increased by approximately $72,000 from 2022 to 2023.

Bulk Segment:

The bulk segment contributed $2,171,860 and $2,372,094 to our income from operations for 2023 and 2022, respectively.

Bulk segment revenue was $8,482,495 and $8,423,749 for 2023 and 2022, respectively. The impact of an 8% increase in the volume of water sold in 2023 on bulk segment revenue was offset by a decrease in the price of energy for CW-Bahamas, which decreased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $2,550,760 (30% of bulk revenue) and $2,776,166 (33% of bulk revenue) for 2023 and 2022, respectively. Gross profit as a percentage of revenue decreased in 2023 as compared to 2022 due to incremental chemicals, repairs and maintenance, and other miscellaneous operating expenses of approximately $342,000.

Bulk segment G&A expenses remained consistent $379,900 for 2023 as compared to $404,072 for 2022.

Services Segment:

The services segment contributed $6,941,262 and $355,656 to our income from operations for 2023 and 2022, respectively.

Services segment revenue increased to $24,093,963 for 2023 from $5,055,483 for 2022. Plant design and construction revenue increased to $18,521,650 in 2023 from $1,272,753 in 2022 with this increase resulting from PERC’s progress on its contract with Liberty Utilities for the construction of a water treatment plant in Goodyear, Arizona. We recognized approximately $17.6 million in revenue for the Liberty Utilities contract in 2023. Revenue generated under operations and maintenance contracts was $3,920,613 and $3,542,021 in 2023 and 2022, respectively.

Gross profit for the services segment was $7,845,822 (33% of services revenue) in 2023 as compared to $1,189,616 (24% of services revenue) for 2022. During 2023, we adjusted our previous estimates of the total costs to be incurred for the Liberty Utilities contract and one other construction contract. These changes in accounting estimates resulted in an increase in the services segment’s revenue, gross profit and income from operations of $1,761,753 for 2023 under the input method we use to account for construction contracts and was the primary factor in the increase in gross profit as a percentage of services revenue from 2022 to 2023.

G&A expenses for the services segment increased to $904,560 for 2023 as compared to $838,040 for 2022 principally due to an increase in employee costs.

Manufacturing Segment:

The manufacturing segment contributed $491,850 to our income from operations for 2023 as compared to a loss incurred from operations of ($238,147) in 2022.

Manufacturing revenue was $4,087,476 and $1,061,092 for 2023 and 2022, respectively. The growth in manufacturing revenue for 2023 reflects increased production activity due to improvement in the supply chain and economic conditions in 2022 that resulted in significant product delivery delays requested by customers as well as continuing delayed shipments of raw materials and supplies to Aerex.

Manufacturing gross profit was $926,770 (23% of manufacturing revenue) for 2023 as compared to a gross profit of $101,323 (10% of manufacturing revenue) for 2022. The increase in manufacturing gross profit in dollars reflects the increase in revenue. Gross profit as a percentage of revenue increased due to the lesser impact of fixed factory overhead on this measure resulting from the revenue increase, as we elected not to furlough or terminate the employment of our highly skilled manufacturing personnel in 2022 despite the decrease in production activity.

G&A expenses for the manufacturing segment remained relatively consistent at $434,920 for 2023 as compared to $339,470 for 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

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

Our net loss from discontinued operations for the six months ended June 30, 2023 and 2022 was ($466,864) and ($1,027,147), respectively, and consists of the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, and for 2022, a provision of $377,326 for potentially uncollectible value added tax refunds.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2023 was $11,137,397 ($0.70 per share on a fully diluted basis), as compared to a net income of $4,006,701 ($0.26 per share on a fully diluted basis) for 2022.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2023 was $11,604,261 ($0.73 per share on a fully diluted basis), as compared to a net income from continuing operations of $5,033,848 ($0.33 per share on a fully diluted basis) for 2022.

Revenue for 2023 increased to $77,106,253 from $40,625,032 in 2022, reflecting revenue increases in all four of our segments. Gross profit for 2023 was $26,022,631 (34% of total revenue) as compared to $14,621,261 (36% of total revenue) for 2022. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $12,021,577 for 2023 as compared to $9,792,808 for 2022. The most significant increase in G&A expenses for 2023 relates to employee costs, which increased by $1,796,104 from 2022 to 2023 due to pay raises, new hires, increased stock compensation, and higher bonus accruals. Professional fees also increased by $190,699 from 2022 to 2023.

Other income, net, decreased to $286,190 for 2023 as compared to $717,709 for 2022 in part due to an unrealized gain recorded in 2022 of $276,000 for the valuation of the put/call options associated with the initial acquisition of a controlling interest in PERC. We exercised our call option in the fourth quarter of 2022 and acquired the remaining 39% of PERC in January 2023. We also generated approximately $92,000 less interest income in 2023 due to a decrease in CW-Bahamas’ average interest earning accounts receivable balances.

Results by Segment

Retail Segment:

The retail segment recorded a loss from operations of ($89,431) for 2023 as compared to a loss from operations of ($126,463) for 2022.

Revenue generated by our retail water operations increased to $15,344,424 in 2023 from $12,840,003 in 2022 due to a 17% increase in the volume of water sold. The volume of water sold in the Cayman Water license area increased by 15% and the remaining 2% increase in the volume of water sold was due to water sales made by Cayman Water directly to the WAC in January and February of 2023. The sales volume increase reflects increased tourist activity on Grand Cayman, as tourism on the island in 2022 was lower than historical levels due to the lingering impact of the COVID-19 pandemic. Retail revenue also increased by approximately $807,000 due to higher energy costs which increased the energy pass-through component of our retail water rates.

Retail segment gross profit increased to $8,360,498 (54% of retail revenue) for 2023 from $6,667,852 (52% of retail revenue) for 2022 due to the revenue increase.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses increased to $8,442,642 for 2023 as compared to $6,795,515 for 2022. The most significant increase in G&A expenses for 2023 relates to employee costs, which increased by $1,270,981 due to pay raises, increased stock compensation expense and higher bonus accruals. Professional fees also increased by approximately $134,000 from 2022 to 2023.

Bulk Segment:

The bulk segment contributed $4,591,382 and $4,725,316 to our income from operations for 2023 and 2022, respectively.

Bulk segment revenue was $17,486,868 and $15,774,393 for 2023 and 2022, respectively. The increase in bulk segment revenue is attributable to a 9% increase in the volume of water sold.

Gross profit for our bulk segment was $5,311,987 (30% of bulk revenue) and $5,439,691 (34% of bulk revenue) for 2023 and 2022, respectively. Gross profit as a percentage of revenue decreased in 2023 as compared to 2022 due to incremental chemicals, repairs and maintenance and other miscellaneous operating expenses of approximately $639,000.

Bulk segment G&A expenses remained consistent at $732,875 for 2023 as compared to $714,375 for 2022.

Services Segment:

The services segment contributed $8,530,213 and $682,780 to our income from operations for 2023 and 2022, respectively.

Services segment revenue increased to $36,815,664 for 2023 from $9,799,303 for 2022. Plant design and construction revenue increased to $26,145,390 in 2023 from $2,321,556 in 2022 with this increase resulting from PERC’s progress on its contract with Liberty Utilities for the construction of a water treatment plant in Goodyear, Arizona. We recognized approximately $24.1 million in revenue for the Liberty Utilities contract in 2023. Revenue generated under operations and maintenance contracts was $7,482,326 and $7,118,150 in 2023 and 2022, respectively.

Gross profit for the services segment was $10,523,445 (29% of services revenue) in 2023 as compared to $2,284,256 (23% of services revenue) for 2022. During 2023, we adjusted our previous estimates of the total costs to be incurred for the Liberty Utilities contract and one other construction contract. These changes in accounting estimates resulted in an increase in the services segment’s revenue, gross profit and income from operations of $1,761,753 for 2023 under the input method we use to account for construction contracts and was the primary factor in the increase in gross profit as a percentage of services revenue from 2022 to 2023.

G&A expenses for the services segment increased to $1,993,232 for 2023 as compared to $1,618,014 for 2022 principally due to an increase of approximately $393,000 in employee costs attributable to pay raises, new hires and increased bonus accruals.

Manufacturing Segment:

The manufacturing segment contributed $975,806 to our income from operations for 2023 as compared to a loss incurred from operations of ($435,442) in 2022.

Manufacturing revenue was $7,459,297 and $2,211,333 for 2023 and 2022, respectively. The growth in manufacturing revenue for 2023 reflects increased production activity due to improvement in the supply chain and economic conditions in 2022 that resulted in significant product delivery delays requested by customers as well as continuing delayed shipments of raw materials and supplies to Aerex.

Manufacturing gross profit was $1,826,701 (24% of manufacturing revenue) for 2023 as compared to a gross profit of $229,462 (10% of manufacturing revenue) for 2022. The increase in manufacturing gross profit in dollars reflects the increase in revenue. Gross profit as a percentage of revenue increased due to the lesser impact of fixed factory overhead on this measure resulting from the revenue increase, as we elected not to furlough or terminate the employment of our highly skilled manufacturing personnel in 2022 despite the decrease in production activity.

G&A expenses for the manufacturing segment increased to $852,828 for 2023 as compared to $664,904 for 2022 principally due to an increase of approximately $117,000 in employee costs attributable to pay raises, new hires and increased bonus accruals.

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as of June 30, 2023 as compared to December 31, 2022 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable increased by approximately $3.3 million primarily due to an increase in PERC’s accounts receivable relating to the Liberty Utilities project.

Current inventory increased by approximately $4.1 million primarily due to an increase of $2.4 million in PERC’s inventory as a result of the Liberty Utilities and other projects and a $1.4 million increase in Aerex’s inventory due to current projects.

Contract assets increased by approximately $5.3 million primarily due to Aerex's manufacturing projects and the Red Gate plant construction for the WAC.

Property, plant and equipment, net decreased by approximately $1.8 million due to the scheduled depreciation of fixed assets.

Construction in progress increased by approximately $2.2 million primarily due to construction activity for Cayman Water’s replacement of its West Bay desalination plant.

Accounts payable, accrued expenses and other liabilities increased by approximately $1.7 million primarily due to a $2.4 million increase in subcontractor costs for PERC’s contract with Liberty Utilities and taxes payable offset by a $1.4 million decrease in Aerex’s accrued payables.

Contract liabilities increased by $4.1 million primarily due to billings made by the services segment in connection with PERC’s contract with Liberty Utilities and to a lesser extent billings made by Aerex.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the balance of 2023 include capital expenditures for our existing operations of approximately $7.6 million, which includes approximately $600,000 to be incurred for the replacement of the West Bay seawater desalination plant and approximately $4.3 million for construction of the WAC’s new Red Gate plant. We paid approximately $2.6 million in dividends in 2023. Our liquidity requirements may include future quarterly dividends if such dividends are declared by our Board.

As of June 30, 2023, we had cash and cash equivalents of $47.7 million and working capital of $75.5 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balance (which include accrued interest) due from the WSC amounted to $16.4 million and $16.3 million as of June 30, 2023 and December 31, 2022, respectively. Approximately 64% of these accounts receivable balances were delinquent as of both of those dates.

From time to time, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of June 30, 2023, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

We have received correspondence from the Ministry of Finance of the Government of the Bahamas that stated the Government intends to return all of CW-Bahamas’ accounts receivable from the WSC to current status.

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded the Government of The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s iterated these ratings in April 2023, noting that such ratings are “stable.” Based upon our review of this Moody’s correspondence, we continue to believe no allowance for doubtful accounts is required for CW-Bahamas’ accounts receivable from the WSC.

Discussion of Cash Flows for the Six Months Ended June 30, 2023

Our cash and cash equivalents decreased to $47,691,699 as of June 30, 2023 from $50,711,751 as of December 31, 2022.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $4,973,550. This net cash reflects the net income generated for the six months ended June 30, 2023 of $11,437,744 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $3,269,859, an increase in accounts receivable of $3,259,462, an increase in contract assets of $5,279,048, an increase in inventory of $4,290,778, and an increase in contract liabilities of $4,124,569.

Cash Flows from Investing Activities

Net cash used by our investing activities was $5,528,658. On January 4, 2023, we purchased the remaining 39% ownership interest in PERC for $2,440,027 and 368,383 shares of the Company’s common stock. We also used $3,110,041 for additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used by our financing activities was $2,695,924, almost all of which related to the payment of dividends.

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

Cayman Water has not yet utilized any of its available borrowings under the Credit Facility.

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2023 and 2022, we generated approximately 17% and 31%, respectively, of our consolidated revenue and 27% and 46%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2023 and 2022, we generated approximately 20% and 32%, respectively, of our consolidated revenue and 32% and 46%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. We continue to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with our understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. We continue to pay a royalty of 7.5% of the revenue we collect as required under the 1990 license.

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

Effect of Newly Issued but not yet Effective Accounting Standards

None.

Dividends

●	On January 31, 2023, we paid a dividend of $0.085 to shareholders of record on January 3, 2023.
●	On April 28, 2023, we paid a dividend of $0.085 to shareholders of record on April 3, 2023.
●	On May 24, 2023, our Board declared a dividend of $0.085 payable on July 31, 2023 to shareholders of record on July 3, 2023.

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

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2023 and 2022, we generated approximately 17% and 31%, respectively, of our consolidated revenue and 27% and 46%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2023 and 2022, we generated approximately 20% and 32%, respectively, of our consolidated revenue and 32% and 46%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. We continue to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with our understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. We continue to pay a royalty of 7.5% of the revenue we collect as required under the 1990 license.

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

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $16.4 million as of June 30, 2023. Approximately 64% of this June 30, 2023 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of June 30, 2023, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded the Government of The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s iterated these ratings in April 2023, noting that such ratings are “stable.”

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

Based upon our estimation prepared as of December 31, 2022, the fair value of our manufacturing reporting unit exceeded its carrying value by 63%. If we determine in the future that Aerex’s discounted future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values of our manufacturing segment’s goodwill and its remaining unamortized intangible assets balances, which amounted to $1,985,211 and $707,778, respectively, as of June 30, 2023. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2023, we issued 13,309 shares of preferred stock to 88 employees for services rendered. The issuance of the preferred stock to 64 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 as amended (the “Securities Act”), because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). The issuance to 24 employees who are US persons was exempt under Section 4(a)(2) of the Securities Act. The US persons are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through their business relationship with us, to information about us.

In June 2023, we also issued 599 shares of preferred stock to three employees for cash at a price of $12.10 per share. The issuance of the preferred stock to the employees was exempt from registration under Regulation S promulgated under the Securities Act because the shares were issued outside of the United States to non-US persons (as defined in Regulation S).

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1	Agreement dated May 11, 2022 between PERC Water Corporation and Liberty (Litchfield Park Water & Sewer) Corp.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: August 10, 2023