Form 10-Q
period 2023-09-30
Consolidated Water Co. Ltd.
filed 2023-11-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, 15,747,464 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$48,845,606	$50,711,751
Accounts receivable, net	38,114,847	27,046,182
Inventory	7,915,456	5,727,842
Prepaid expenses and other current assets	5,430,079	5,643,279
Contract assets	8,972,740	2,913,722
Current assets of discontinued operations	298,591	531,480
Total current assets	109,577,319	92,574,256
Property, plant and equipment, net	50,063,524	52,529,545
Construction in progress	6,446,049	3,705,681
Inventory, noncurrent	5,048,222	4,550,987
Investment in OC-BVI	1,388,917	1,545,430
Goodwill	10,425,013	10,425,013
Intangible assets, net	2,408,888	2,818,888
Operating lease right-of-use assets	1,720,637	2,058,384
Other assets	3,389,634	1,669,377
Long-term assets of discontinued operations	21,129,288	21,129,288
Total assets	$211,597,491	$193,006,849

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$11,436,484	$8,438,315
Accounts payable - related parties	—	403,839
Accrued compensation	2,697,033	2,267,583
Dividends payable	1,570,319	1,375,403
Current maturities of operating leases	471,506	546,851
Current portion of long-term debt	114,964	114,964
Contract liabilities	9,528,749	8,803,921
Deferred revenue	391,558	315,825
Current liabilities of discontinued operations	259,853	389,884
Total current liabilities	26,470,466	22,656,585
Long-term debt, noncurrent	133,770	216,117
Deferred tax liabilities	466,285	560,306
Noncurrent operating leases	1,481,005	1,590,542
Other liabilities	153,000	219,110
Total liabilities	28,704,526	25,242,660
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 45,209 and 34,383 shares, respectively	27,125	20,630
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,746,552 and 15,322,875 shares, respectively	9,447,931	9,193,725
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	91,716,763	89,205,159
Retained earnings	76,807,700	61,247,699
Total Consolidated Water Co. Ltd. stockholders' equity	177,999,519	159,667,213
Non-controlling interests	4,893,446	8,096,976
Total equity	182,892,965	167,764,189
Total liabilities and equity	$211,597,491	$193,006,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$49,854,075	$25,051,705	$126,960,328	$65,676,737
Cost of revenue (including related party expense of $0 and $685,481 for the three months ended, and $0 and $2,165,850 for the nine months ended, September 30, 2023 and 2022, respectively)	33,239,647	18,207,932	84,323,269	44,211,703
Gross profit	16,614,428	6,843,773	42,637,059	21,465,034
General and administrative expenses (including related party expense of $0 and $24,231 for the three months ended, and $0 and $72,693 for the nine months ended, September 30, 2023 and 2022, respectively)	5,872,490	5,610,650	17,894,067	15,403,458
Gain on asset dispositions and impairments, net	—	3,499	6,916	21,237
Income from operations	10,741,938	1,236,622	24,749,908	6,082,813

Other income (expense):
Interest income	196,567	56,701	396,348	348,304
Interest expense	(34,020)	(2,042)	(108,111)	(8,847)
Profit-sharing income from OC-BVI	12,150	6,075	38,475	24,300
Equity in the earnings of OC-BVI	37,182	19,921	108,012	71,238
Net gain (loss) on put/call options	—	(247,000)	—	29,000
Other	24,187	(2,635)	87,532	84,734
Other income (expense), net	236,066	(168,980)	522,256	548,729
Income before income taxes	10,978,004	1,067,642	25,272,164	6,631,542
Provision for income taxes	1,976,453	26,616	4,366,005	83,041
Net income from continuing operations	9,001,551	1,041,026	20,906,159	6,548,501
Income from continuing operations attributable to non-controlling interests	163,428	217,415	463,775	691,042
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	8,838,123	823,611	20,442,384	5,857,459
Total loss from discontinued operations	(232,994)	(505,917)	(699,858)	(1,533,064)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$8,605,129	$317,694	$19,742,526	$4,324,395

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.56	$0.05	$1.30	$0.38
Discontinued operations	(0.01)	(0.03)	(0.05)	(0.10)
Basic earnings per share	$0.55	$0.02	$1.25	$0.28

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.55	$0.05	$1.28	$0.38
Discontinued operations	(0.01)	(0.03)	(0.04)	(0.10)
Diluted earnings per share	$0.54	$0.02	$1.24	$0.28

Dividends declared per common and redeemable preferred shares	$0.095	$0.085	$0.265	$0.255

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,742,854	15,290,597	15,734,234	15,287,233
Diluted earnings per share	15,928,604	15,450,276	15,909,725	15,440,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2022	34,383	$20,630	15,322,875	$9,193,725	$89,205,159	$61,247,699	$8,096,976	$167,764,189
Issue of share capital	—	—	44,783	26,870	(26,870)	—	—	—
Net income	—	—	—	—	—	3,813,626	163,121	3,976,747
Purchase of remaining non-controlling interest in PERC	—	—	368,383	221,030	1,006,248	—	(3,667,305)	(2,440,027)
Dividends declared	—	—	—	—	—	(1,342,015)	—	(1,342,015)
Stock-based compensation	—	—	—	—	463,893	—	—	463,893
Balance as of March 31, 2023	34,383	20,630	15,736,041	9,441,625	90,648,430	63,719,310	4,592,792	168,422,787
Issue of share capital	13,309	7,985	—	—	(7,985)	—	—	—
Buyback of preferred stock	(203)	(122)	—	—	(1,708)	—	—	(1,830)
Net income	—	—	—	—	—	7,323,771	137,226	7,460,997
Exercise of options	599	360	—	—	6,891	—	—	7,251
Dividends declared	—	—	—	—	—	(1,340,972)	—	(1,340,972)
Stock-based compensation	—	—	—	—	461,695	—	—	461,695
Balance as of June 30, 2023	48,088	28,853	15,736,041	9,441,625	91,107,323	69,702,109	4,730,018	175,009,928
Conversion of preferred stock	(7,936)	(4,762)	7,936	4,762	—	—	—	—
Net income	—	—	—	—	—	8,605,129	163,428	8,768,557
Exercise of options	5,057	3,034	2,575	1,544	87,935	—	—	92,513
Dividends declared	—	—	—	—	—	(1,499,538)	—	(1,499,538)
Stock-based compensation	—	—	—	—	521,505	—	—	521,505
Balance as of September 30, 2023	45,209	$27,125	15,746,552	$9,447,931	$91,716,763	$76,807,700	$4,893,446	$182,892,965

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2021	28,635	$17,181	15,243,693	$9,146,216	$87,812,432	$60,603,056	$8,086,538	$165,665,423
Issue of share capital	—	—	41,830	25,098	(25,098)	—	—	—
Conversion of preferred stock	—	—	—	—	—	—	—	—
Buyback of preferred stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	1,716,815	241,430	1,958,245
Dividends declared	—	—	—	—	—	(1,303,014)	—	(1,303,014)
Stock-based compensation	—	—	—	—	188,985	—	—	188,985
Balance as of March 31, 2022	28,635	17,181	15,285,523	9,171,314	87,976,319	61,016,857	8,327,968	166,509,639
Issue of share capital	9,295	5,577	—	—	(5,577)	—	—	—
Buyback of preferred stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	2,289,886	232,197	2,522,083
Exercise of options	309	185	—	—	2,511	—	—	2,696
Dividends declared	—	—	—	—	—	(1,301,840)	(464,200)	(1,766,040)
Stock-based compensation	—	—	—	—	205,137	—	—	205,137
Balance as of June 30, 2022	38,239	22,943	15,285,523	9,171,314	88,178,390	62,004,903	8,095,965	167,473,515
Conversion of preferred stock	(6,585)	(3,951)	6,585	3,951	—	—	—	—
Net income	—	—	—	—	—	317,694	217,415	535,109
Exercise of options	2,755	1,653	—	—	22,390	—	—	24,043
Purchase of non-controlling interests in PERC	—	—	—	—	—	—	(638,275)	(638,275)
Dividends declared	—	—	—	—	—	(1,302,110)	—	(1,302,110)
Stock-based compensation	—	—	—	—	413,539	—	—	413,539
Balance as of September 30, 2022	34,409	$20,645	15,292,108	$9,175,265	$88,614,319	$61,020,487	$7,675,105	$166,505,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities - continuing operations	$9,245,264	$16,926,429
Net cash used in operating activities - discontinued operations	(849,639)	(1,123,193)
Net cash provided by operating activities	8,395,625	15,803,236

Cash flows from investing activities
Purchase of certificate of deposit	—	(2,518,493)
Maturity of certificate of deposit	—	5,018,493
Additions to property, plant and equipment and construction in progress	(4,123,770)	(2,947,937)
Proceeds from asset dispositions	21,410	31,181
Purchase of remaining non-controlling interest in PERC	(2,440,027)	—
Net cash used in investing activities	(6,542,387)	(416,756)

Cash flows from financing activities
Dividends paid to common shareholders	(3,977,676)	(3,841,842)
Dividends paid to preferred shareholders	(9,933)	(8,154)
Dividends paid to non-controlling interests	—	(1,102,475)
Buyback of redeemable preferred stock	(1,830)	—
Proceeds received from exercise of stock options	99,764	26,739
Principal repayments on long-term debt	(82,347)	(51,564)
Net cash used in financing activities	(3,972,022)	(4,977,296)
Net increase (decrease) in cash and cash equivalents	(2,118,784)	10,409,184
Cash and cash equivalents at beginning of period	50,711,751	40,358,059
Cash and cash equivalents at beginning of period - discontinued operations	442,252	750,048
Less: cash and cash equivalents at end of period - discontinued operations	(189,613)	(432,002)
Cash and cash equivalents at end of period	$48,845,606	$51,085,289

Non-cash transactions:
Issuance of 13,309 and 9,295, respectively, shares of redeemable preferred stock for services rendered	$287,922	$133,197
Issuance of 44,783 and 41,830, respectively, shares of common stock for services rendered	$621,811	$521,016
Conversion (on a one-to-one basis) of 7,936 and 6,585, respectively, shares of redeemable preferred stock to common stock	4,762	3,951
Dividends declared but not paid	$1,500,218	$1,302,754
Issuance of 368,383 and 0, respectively, shares of common stock for the purchase of non-controlling interest in PERC	$5,359,973	$—
Transfers from inventory to property, plant and equipment and construction in progress	$224,952	$246,238
Transfers from construction in progress to property, plant and equipment	$525,673	$413,416
Right-of-use assets obtained in exchange for new operating lease liabilities	$249,145	$—
Purchase of equipment through issuance of long-term debt	$—	$68,422
Transfers from prepaid expenses to property, plant and equipment	$255,379	$—
Transfers from prepaid expenses to inventory	$238,032	$—

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

Net foreign currency gains (losses) arising from transactions and re-measurements were $22,077 and ($8,068) for the three months ended September 30, 2023 and 2022, respectively, and $72,253 and $20,966 for the nine months ended September 30, 2023 and 2022, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and certificates of deposit at banks with an original maturity of three months or less. Cash and cash equivalents as of September 30, 2023 and December 31, 2022 include approximately $5.1 million and $5.0 million, respectively, of certificates of deposits with an original maturity of three months or less.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances for deposits held in The Bahamas as of September 30, 2023 and December 31, 2022 were approximately $5.1 million and $5.7 million, respectively.

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

As of December 31, 2022, the Company elected to assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment testing conducted in prior years for all reporting units other than the manufacturing reporting unit. The Company assessed relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units are less than their carrying values. The events and circumstances assessed for each unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events. Based upon this qualitative assessment the Company determined that it was more likely than not that the fair values of its Cayman Water and bulk segment reporting units exceeded their carrying values as of December 31, 2022. Based upon the Company’s negotiated, arms-length purchase of the remaining 39% equity interest in PERC from its minority shareholders for $7.8 million in January 2023, the fair value of the Company’s PERC reporting unit exceeded its carrying value by 79% as of December 31, 2022.

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

The Company believes that the inherent uncertainties associated with the accounting estimates and assumptions it uses for its estimates of its manufacturing reporting unit’s fair value have increased due to the current, less predictable economic conditions, which have resulted in increasing raw material prices, extended and unexpected delays in the procurement and delivery of its raw materials, and have also, the Company believes, adversely affected its customers. Should interest rates rise significantly in the future the Company would likely be required to increase the discount rate it uses under the discounted cash flow method to estimate the fair value of this reporting unit, and such increased discount rate in and of itself could decrease the estimated fair value of the manufacturing reporting unit under the discounted cash flow method.

As noted previously, based upon the Company’s estimation prepared as of December 31, 2022, the fair value of the Company’s manufacturing reporting unit exceeded its carrying value by 63%. However, if the Company determines in the future that Aerex’s discounted future cash inflows will be less than its present expectations, the Company may be required to record impairment losses to reduce the remaining carrying values of its manufacturing reporting unit’s goodwill and its remaining unamortized intangible assets balances, which amounted to $1,985,211 and $684,444, respectively, as of September 30, 2023. Any such impairment losses could have a material adverse impact on the Company’s consolidated results of operations.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Retail revenue	$7,216,574	$6,274,650	$22,560,998	$19,114,653
Bulk revenue	8,488,615	8,667,931	25,975,483	24,442,324
Services revenue	29,427,664	8,731,124	66,243,328	18,530,427
Manufacturing revenue	4,721,222	1,378,000	12,180,519	3,589,333
Total revenue	$49,854,075	$25,051,705	$126,960,328	$65,676,737

Services revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Construction revenue	$24,204,446	$4,781,613	$52,563,822	$5,347,023
Operations and maintenance revenue	5,021,081	3,394,142	12,750,902	10,740,623
Design and consulting revenue	202,137	555,369	928,604	2,442,781
Total services revenue	$29,427,664	$8,731,124	$66,243,328	$18,530,427

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

Services and Manufacturing revenue

The Company designs, builds, sells, operates and maintains, and provides consulting services related to water, wastewater and water reuse infrastructure through PERC. All of PERC's customers are companies or governmental entities located in the U.S.

The Company also provides design, engineering, management, procurement and construction services for desalination infrastructure through DesalCo, which serves customers in the Cayman Islands, The Bahamas and the British Virgin Islands.

The Company, through Aerex, is a custom and specialty manufacturer of systems and products applicable to commercial, municipal and industrial water production and treatment. Substantially all of Aerex’s customers are U.S. companies.

The Company generates construction, operations and maintenance, design and consulting revenue from PERC and DesalCo and generates manufacturing revenue from Aerex.

The Company recognizes revenue for its construction and custom/specialized manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to the total estimated costs at completion to measure progress toward satisfying a contract’s performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, materials, subcontractor costs and other expenses. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total costs to be incurred and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprise of estimated total contract costs. Due to the extended time it may take to complete many of the Company’s contracts and the scope and nature of the work required to be performed on those contracts, the estimations of total revenue and costs at completion are complicated and subject to many variables and, accordingly, are subject to changes. When adjustments in estimated total contract revenue or estimated total contract costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any contract assets are classified as current assets. Contract liabilities on uncompleted contracts, if any, are classified as current liabilities.

During the three and nine months ended September 30, 2023, the Company adjusted its previous estimates of the total contract costs for two of its construction contracts. These adjustments increased the services segment’s income from operations and the Company’s consolidated net income by $1,787,275 and $1,350,108, respectively, for the three months ended September 30, 2023, and $3,549,028 and $2,680,936 for the nine months ended September 30, 2023, respectively. This adjustment increased diluted earnings per share by $0.08 and $0.17 for the three and nine months ended September 30, 2023, respectively.

The Company has elected the “right to invoice” practical expedient for revenue recognition on its operations and maintenance, design and consulting contracts and recognizes revenue in the amount to which the Company has a right to invoice.

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	September 30,	December 31,
	2023	2022
Revenue recognized to date on contracts in progress	$86,655,434	$25,469,014
Amounts billed to date on contracts in progress	(94,162,641)	(33,407,182)
Retainage	6,951,198	2,047,969
Net contract liability	$(556,009)	$(5,890,199)

The above net balances are reflected in the accompanying condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2023	2022
Contract assets	$8,972,740	$2,913,722
Contract liabilities	(9,528,749)	(8,803,921)
Net contract liability	$(556,009)	$(5,890,199)

The significant increase in contract assets from December 31, 2022 to September 30, 2023 is primarily attributable to the construction contract with the WAC for the Red Gate plant.

As of September 30, 2023, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $189.3 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $28.8 million during the remainder of the year ending December 31, 2023 and approximately $160.5 million thereafter. In addition, the Company recognized revenue of approximately $9.6 million in the nine months ended September 30, 2023, that was included in the contract liability balance as of December 31, 2022.

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

3. Segment information

The Company has four reportable segments: retail, bulk, services and manufacturing. The retail segment operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman pursuant to an exclusive license granted by the Cayman Islands government. The bulk segment supplies potable water to government utilities in Grand Cayman and The Bahamas under long-term contracts. The services segment designs, constructs and sells water infrastructure and provides management and operating services to third parties. The manufacturing segment manufactures and services a wide range of custom and specialized water-related products applicable to commercial, municipal and industrial water production, supply and treatment. Consistent with prior periods, the Company records all non-direct general and administrative expenses in its retail segment and does not allocate any of these non-direct expenses to its other three business segments.

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

	Three Months Ended September 30, 2023
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$7,216,574	$8,488,615	$29,427,664	$4,721,222	$49,854,075
Cost of revenue	3,371,891	5,835,837	20,174,645	3,857,274	33,239,647
Gross profit	3,844,683	2,652,778	9,253,019	863,948	16,614,428
General and administrative expenses	4,225,825	347,668	861,835	437,162	5,872,490
Income (loss) from operations	$(381,142)	$2,305,110	$8,391,184	$426,786	10,741,938
Other income, net					236,066
Income before income taxes					10,978,004
Provision for income taxes					1,976,453
Net income from continuing operations					9,001,551
Income from continuing operations attributable to non-controlling interests					163,428
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					8,838,123
Net loss from discontinued operations					(232,994)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$8,605,129

Depreciation and amortization expenses for the three months ended September 30, 2023 for the retail, bulk, services and manufacturing segments were $593,306, $748,594, $182,825 and $68,197, respectively.

	Three Months Ended September 30, 2022
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$6,274,650	$8,667,931	$8,731,124	$1,378,000	$25,051,705
Cost of revenue	3,231,973	6,446,549	7,333,982	1,195,428	18,207,932
Gross profit	3,042,677	2,221,382	1,397,142	182,572	6,843,773
General and administrative expenses	3,818,459	473,534	936,708	381,949	5,610,650
Gain on asset dispositions and impairments, net	1,499	2,000	—	—	3,499
Income (loss) from operations	$(774,283)	$1,749,848	$460,434	$(199,377)	1,236,622
Other expense, net					(168,980)
Income before income taxes					1,067,642
Provision for income taxes					26,616
Net income from continuing operations					1,041,026
Income attributable to non-controlling interests					217,415
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					823,611
Net loss from discontinued operations					(505,917)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$317,694

Depreciation and amortization expenses for the three months ended September 30, 2022 for the retail, bulk, services and manufacturing segments were $567,086, $707,788, $175,732 and $71,734, respectively.

	Nine Months Ended September 30, 2023
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$22,560,998	$25,975,483	$66,243,328	$12,180,519	$126,960,328
Cost of revenue	10,355,817	18,010,718	46,466,864	9,489,870	84,323,269
Gross profit	12,205,181	7,964,765	19,776,464	2,690,649	42,637,059
General and administrative expenses	12,668,467	1,080,543	2,855,067	1,289,990	17,894,067
Gain (loss) on asset dispositions and impairments, net	(7,287)	12,270	—	1,933	6,916
Income (loss) from operations	$(470,573)	$6,896,492	$16,921,397	$1,402,592	24,749,908
Other income, net					522,256
Income before income taxes					25,272,164
Provision for income taxes					4,366,005
Net income from continuing operations					20,906,159
Income from continuing operations attributable to non-controlling interests					463,775
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					20,442,384
Net loss from discontinued operations					(699,858)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$19,742,526

Depreciation and amortization expenses for the nine months ended September 30, 2023 for the retail, bulk, services and manufacturing segments were $1,813,280, $2,316,923, $528,258 and $204,320, respectively.

	Nine Months Ended September 30, 2022
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$19,114,653	$24,442,324	$18,530,427	$3,589,333	$65,676,737
Cost of revenue	9,404,124	16,781,251	14,849,029	3,177,299	44,211,703
Gross profit	9,710,529	7,661,073	3,681,398	412,034	21,465,034
General and administrative expenses	10,613,975	1,187,909	2,554,721	1,046,853	15,403,458
Gain on asset dispositions and impairments, net	2,699	2,000	16,538	—	21,237
Income (loss) from operations	$(900,747)	$6,475,164	$1,143,215	$(634,819)	6,082,813
Other income, net					548,729
Income before income taxes					6,631,542
Provision for income taxes					83,041
Net income from continuing operations					6,548,501
Income from continuing operations attributable to non-controlling interests					691,042
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					5,857,459
Net loss from discontinued operations					(1,533,064)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$4,324,395

Depreciation and amortization expenses for the nine months ended September 30, 2022 for the retail, bulk, services and manufacturing segments were $1,820,567, $2,114,888, $502,809 and $213,249, respectively.

	As of September 30, 2023
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,710,301	$23,506,832	$10,007,905	$1,889,809	$38,114,847
Inventory, current and non-current	$2,920,717	$4,881,541	$2,539,885	$2,621,535	$12,963,678
Contract assets	$—	$—	$6,698,713	$2,274,027	$8,972,740
Property, plant and equipment, net	$26,709,318	$20,962,912	$805,227	$1,586,067	$50,063,524
Construction in progress	$6,348,267	$35,990	$—	$61,792	$6,446,049
Intangibles, net	$—	$—	$1,724,444	$684,444	$2,408,888
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$59,409,833	$62,538,537	$53,885,758	$14,335,484	$190,169,612
Assets of discontinued operations					$21,427,879
Total assets					$211,597,491

	As of December 31, 2022
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,953,927	$16,554,940	$5,838,721	$1,698,594	$27,046,182
Inventory, current and non-current	$2,759,659	$4,037,684	$—	$3,481,486	$10,278,829
Contract assets	$—	$—	$1,249,069	$1,664,653	$2,913,722
Property, plant and equipment, net	$27,697,490	$22,510,658	$759,409	$1,561,988	$52,529,545
Construction in progress	$3,643,889	$—	$—	$61,792	$3,705,681
Intangibles, net	$—	$—	$2,064,444	$754,444	$2,818,888
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$65,853,789	$56,118,243	$36,319,078	$13,054,971	$171,346,081
Assets of discontinued operations					$21,660,768
Total assets					$193,006,849

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$8,838,123	$823,611	$20,442,384	$5,857,459
Less: preferred stock dividends	(4,295)	(2,925)	(11,305)	(8,609)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	8,833,828	820,686	20,431,079	5,848,850
Total loss from discontinued operations	(232,994)	(505,917)	(699,858)	(1,533,064)
Net income available to common shares in the determination of basic earnings per common share	$8,600,834	$314,769	$19,731,221	$4,315,786

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,742,854	15,290,597	15,734,234	15,287,233
Plus:
Weighted average number of preferred shares outstanding during the period	45,950	35,366	38,385	31,041
Potential dilutive effect of unexercised options and unvested stock grants	139,800	124,313	137,106	121,987
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,928,604	15,450,276	15,909,725	15,440,261

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

Summarized financial information for the discontinued Mexico project development operation is as follows:

	September 30,	December 31,
	2023	2022

Cash	$189,613	$442,252
Accounts receivable	12,675	12,675
Prepaid expenses and other current assets	96,303	76,553
Land	21,126,898	21,126,898
Other assets	2,390	2,390
Total assets of discontinued operations	$21,427,879	$21,660,768

Total liabilities of discontinued operations	$259,853	$389,884

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$—
Loss from discontinued operations	$232,994	$505,917	$699,858	$1,533,064
Depreciation expense	$—	$—	$—	$—

Mexico Project litigation

a)	EWG request of precautionary measures

In January 2018, EWG Water LLC (“EWG”) initiated an ordinary mercantile claim against, among others, NSC, and CW-Cooperatief (with AdR being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”).

In such claim, EWG challenged, among other things, the transactions contemplated under a certain option agreement (entered into in 2012), and therefore, the capital investment transactions occurring in May 2013 that increased the ownership interest of CW-Cooperatief in NSC to 99.99%. On October 1, 2020, and following an order from a Federal

Judge obtained by NSC, the Tenth Civil Judge resolved to (i) move the claim of EWG to arbitration, and (ii) suspend the corresponding ordinary mercantile procedure. Within the above-mentioned claim, the Tenth Civil Judge granted EWG certain preliminary measures against NSC, which were later overturned by an Upper Court.

In July 2023, EWG filed a motion before a local court in Playas de Rosarito, Baja California (the “Rosarito Court”) to obtain precautionary measures consisting of the securing of assets owned by NSC (particularly real estate), as a procedure prior to the commencement of an arbitration that allegedly would be initiated by EWG against NSC to claim the payment of an indemnification for damages derived from a so-called simulation of legal acts. In the opinion of the Rosarito Court, such motion did not require notification to NSC or the presentation of counterarguments by NSC to the motion prior to securing the assets of NSC.

On July 28, 2023, the Rosarito Court issued a resolution in which it: (i) granted the precautionary measures requested by EWG, subject to the posting of a bond in the amount of MXN$1,500,000 (One Million Five Hundred Thousand Mexican Pesos), and (ii) ordered that once the precautionary measures were executed, NSC would be summoned to that procedure and EWG would have three business days to prove that it initiated the arbitration.

To the Company’s knowledge, EWG has not posted the bond set by the Rosarito Court. Therefore: (i) the precautionary measures have not been enforced, (ii) no securing or attachment has been registered against the real estate of NSC; and (iii) NSC has not been formally summoned to this procedure.

Furthermore, NSC is unaware of any arbitration commenced by EWG regarding this matter.

b)	NSC amparo lawsuit

On August 16, 2023, NSC filed an amparo suit (i.e., application for constitutional relief) before the Eleventh Federal District Court in Tijuana (“Eleventh Federal Court”) against the precautionary measures granted to EWG by the Rosarito Court.

In its amparo suit, NSC also requested the Eleventh Federal Court to grant an order to put on hold said precautionary measures. A preliminary order to stay was granted by the Eleventh Federal Court, followed by a definitive injunction, subject to the posting of a guarantee. NSC has submitted the guarantee to the court.

The Company cannot presently determine what impact the resolution of this matter may have on its consolidated financial statements.

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	September 30,	December 31,
	2023	2022
ASSETS
Current
Prepaid expenses and other current assets	$192,394	$35,624
Current assets of discontinued operations	813	7,979
Noncurrent
Operating lease right-of-use assets	1,720,637	2,058,384
Total lease right-of-use assets	$1,913,844	$2,101,987

LIABILITIES
Current
Current maturities of operating leases	$471,506	$546,851
Current liabilities of discontinued operations	743	7,361
Noncurrent
Noncurrent operating leases	1,481,005	1,590,542
Total lease liabilities	$1,953,254	$2,144,754

Weighted average remaining lease term:
Operating leases	6.2 years	6.6 years
Operating leases - discontinued operations	0.1 years	0.8 years

Weighted average discount rate:
Operating leases	5.45%	5.11%
Operating leases - discontinued operations	4.96%	4.96%

The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$181,201	$168,910	$544,530	$523,107
Short-term lease costs	78,189	25,345	128,992	75,629
Lease costs - discontinued operations	14,942	10,185	34,371	29,767
Total lease costs	$274,332	$204,440	$707,893	$628,503

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$589,354	$582,044
Operating cash outflows for operating leases - discontinued operations	8,405	6,923

Future lease payments relating to the Company’s operating lease liabilities from continuing operations as of September 30, 2023 were as follows:

Years ending December 31,	Total
2023	$175,649
2024	482,694
2025	361,961
2026	274,959
2027	229,416
Thereafter	778,460
Total future lease payments	2,303,139
Less: imputed interest	(350,628)
Total lease obligations	1,952,511
Less: current obligations	(471,506)
Noncurrent lease obligations	$1,481,005

7. Fair value

As of September 30, 2023 and December 31, 2022, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

As of September 30, 2023 and December 31, 2022, the Company does not have assets and liabilities measured at fair value to present in the fair value hierarchy.

8. Contingencies

Cayman Water

The Company sells water through its Cayman Water retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2023 and 2022, the Company generated approximately 14% and 25%, respectively, of its consolidated revenue and 23% and 44%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2023 and 2022, the Company generated approximately 18% and 29%, respectively, of its consolidated revenue and 29% and 45%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $23.2 million and $16.3 million as of September 30, 2023 and December 31, 2022, respectively. Approximately 76% and 65% of the accounts receivable balances were delinquent as of those dates, respectively.

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

CW-Bahamas recently held discussions with the Ministry of Finance of the Government of The Bahamas which stated that the Government intends to return all of CW-Bahamas’ accounts receivable from the WSC to current status.

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded the Government of The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s iterated these ratings in April 2023, noting that such ratings are “stable.” Based upon its review of this Moody’s correspondence, the Company continues to believe that no allowance for doubtful accounts is required for CW-Bahamas’ accounts receivable from the WSC.

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

9. Related party transactions

The Company, through PERC, purchased engineering and technology support services from various companies formerly affiliated with PERC, as a minority shareholder in these companies was also a minority shareholder of PERC. On January 4, 2023, as a result of CW-Holdings' exercise of a call option in October 2022, CW-Holdings purchased the remaining 39% ownership interest in PERC. After giving effect to this purchase, CW-Holdings owns 100% of the outstanding capital stock of PERC and, consequently, transactions with the formerly affiliated companies no longer constitute related party transactions. During the three and nine months ended September 30, 2022, the Company made total purchases of services from these companies of approximately $685,000 and $2,166,000, respectively. These total purchases are included in the Company’s cost of revenue in the accompanying condensed consolidated statements of income.

PERC entered into a sublease agreement with one of these formerly affiliated companies that commenced on March 14, 2021 and ended August 31, 2021. This lease was extended on a month-to-month basis subsequent to August 31, 2021. During the three and nine months ended September 30, 2022, the Company recognized approximately $24,000 and $73,000, respectively, of expense related to this lease. This lease expense is included in the Company's general and administrative expenses in the accompanying condensed consolidated statements of income.

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

Effect of newly issued but not yet effective accounting standards:

None.

11. Subsequent events

On November 2, 2023 (the “Closing Date”), the Company, through its wholly-owned indirect subsidiary, PERC, entered into a stock purchase agreement (the “Purchase Agreement”) with Linda Ramey and Robert W. Ramey (collectively, the “Sellers”). Pursuant to the terms of the Purchase Agreement, effective as of October 1, 2023 (the “Effective Date”), PERC purchased a 100% ownership interest in Ramey Environmental Compliance, Inc., a Colorado company (“REC”), for an aggregate purchase price of approximately $4,200,000. Of the total purchase price, (a) approximately $3,850,000 was paid on the Closing Date and (b) $350,000 will be paid on the earlier of (i) the second anniversary of the Effective Date and (ii) the expiration of the “Term” (as defined in the respective employment agreements between REC and the Sellers), provided that neither of the employment agreements between REC and the sellers has been terminated by REC for “Cause” (as defined in the employment agreements) or by the Sellers without “Good Reason” (as defined in the employment agreements) before the expiration of the “Term” (as defined in the employment agreements). The Company has not yet completed its initial accounting for this business combination related to its opening balance sheet as of the date of these financial statements.

REC operates and maintains water and wastewater treatment facilities and provides technical services to clients throughout the Rocky Mountain and Eastern Plains Regions of Colorado. REC is headquartered in Frederick, Colorado.

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

The application of our critical accounting policies involves estimates or assumptions that constitute “critical accounting estimates” for us because:

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

For 2022, we elected to assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment testing we have conducted in prior years for all reporting units other than the manufacturing unit. We assessed the relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units are less than their carrying values. The events and circumstances assessed for each unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events. Based upon this qualitative assessment we determined that it is more likely than not that the fair values of our Cayman Water and bulk segment reporting units exceeded their carrying values as of December 31, 2022. Based upon our negotiated, arms-length purchase of the remaining 39% equity interest in PERC from its minority shareholders for $7.8 million in January 2023, the fair value of our PERC reporting unit exceeded its carrying value by 79% as of December 31, 2022.

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

In late July 2021, this former major customer communicated to Aerex that it expected to recommence its purchases of the specialized product from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to the amounts it had purchased from Aerex in 2020 and prior years. Our updated sales estimate for this customer based on this new information was substantially below the sales we anticipated to this customer for 2022 and subsequent years that we used in the discounted cash flow projections we prepared for purposes of testing our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. Furthermore, Aerex’s efforts to replace the revenue previously generated from this customer with revenue from existing and new customers were adversely impacted by negative economic conditions (caused in part by the COVID-19 pandemic). These negative economic conditions also increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials, and adversely affected the overall financial condition of Aerex’s current and prospective customers. Accordingly, in light of this new information from Aerex’s former major customer, and the on-going weak economic conditions that we believed would continue through 2022, we updated our projections of future cash flows for the manufacturing reporting unit and tested its goodwill for possible impairment as of June 30, 2021 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. Based upon this testing, we determined that the carrying value of our manufacturing reporting unit exceeded its fair value by $2.9 million, and we recorded an impairment loss to reduce our manufacturing segment’s goodwill by this amount for the three months ended June 30, 2021.

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

We believe that the inherent uncertainties associated with the accounting estimates and assumptions we use for our estimates of our manufacturing reporting unit’s fair value have increased due to the current, less predictable economic conditions, which have resulted in increasing raw material prices, extended and unexpected delays in the procurement and delivery of our raw materials, and have also, we believe, adversely affected our customers. Should interest rates rise significantly in the future we would likely be required to increase the discount rate we use under the discounted cash flow method we use to estimate the fair value of this reporting unit, and such increased discount rate in and of itself could decrease the estimated fair value of our manufacturing reporting unit under the discounted cash flow method.

As noted previously, based upon our estimation prepared as of December 31, 2022, the fair value of our manufacturing reporting unit exceeded its carrying value by 63%. However, if we determine in the future that Aerex’s discounted future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values of our manufacturing reporting unit’s goodwill and its remaining unamortized intangible assets balances, which amounted to $1,985,211 and $684,444, respectively, as of September 30, 2023. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

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

We recognize revenue for our construction and our specialized/custom manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to the total estimated costs at completion to measure progress toward satisfying a contract’s performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, materials, subcontractor costs and other expenses. We follow this method since we can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, we record revenue and recognize profit or loss as work on the contract progresses. We estimate total costs to be incurred and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and update these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. Due to the extended time it may take to complete many of our contracts and the scope and nature of the work required to be performed on those contracts, the estimations of total revenue and costs at completion are complicated and subject to many variables and, accordingly, are subject to changes. When adjustments in estimated total contract revenue or estimated total contract costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

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

As a result of the cancellation of the APP Contract, in 2020 we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, are classified as discontinued operations in the accompanying consolidated financial statements. Our net losses from discontinued operations for the three months ended September 30, 2023 and 2022 were ($232,994) and ($505,917), respectively.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2023 was $8,605,129 ($0.54 per share on a fully diluted basis), as compared to net income of $317,694 ($0.02 per share on a fully diluted basis) for 2022.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2023 was $8,838,123 ($0.55 per share on a fully diluted basis), as compared to a net income from continuing operations of $823,611 ($0.05 per share on a fully diluted basis) for 2022.

Revenue for 2023 increased to $49,854,075 from $25,051,705 in 2022, reflecting revenue increases in all segments except for the bulk segment which had a slight decrease. Gross profit for 2023 was $16,614,428 (33% of total revenue) as compared to $6,843,773 (27% of total revenue) for 2022. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $5,872,490 for 2023 as compared to $5,610,650 for 2022. The most significant increase in G&A expenses for 2023 relates to insurance expense, which increased by almost $339,000. Employee costs also increased by approximately $318,000 from 2022 to 2023 due to pay raises, new hires, and increased stock compensation expense. Decreases in various other G&A expense categories served to partially offset these increases in insurance expense and employee costs.

Other income (expense), net, increased to $236,066 for 2023 as compared to an expense of ($168,980) for 2022 in part due to an unrealized loss recorded in 2022 of $247,000 for the valuation of the put/call options associated with the initial acquisition of a controlling interest in PERC. We exercised our call option in the fourth quarter of 2022 and acquired the remaining 39% of PERC in January 2023. In addition, interest income increased by approximately $140,000 in 2023 primarily due to the increase in CW-Bahamas delinquent accounts receivable balances, on which we earn interest income.

Results by Segment

Retail Segment:

The retail segment recorded a loss from operations of ($381,142) for 2023 as compared to loss from operations of ($774,283) for 2022.

Revenue generated by our retail water operations increased to $7,216,574 in 2023 from $6,274,650 in 2022 due to a 16% increase in the volume of water sold. This sales volume increase reflects increased tourist activity on Grand Cayman as tourism on the island in 2022 was lower than historical levels due to the lingering impact of the COVID-19 pandemic. Retail revenue also increased by approximately $92,000 due to higher energy costs which increased the energy pass-through component of our retail water rates.

Retail segment gross profit increased to $3,844,683 (53% of retail revenue) for 2023 from $3,042,677 (48% of retail revenue) for 2022 due to the revenue increase.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses increased to $4,225,825 for 2023 as compared to $3,818,459 for 2022. The most significant increase in G&A expenses for 2023 relates to employee costs, which increased by $260,000 due to pay raises and increased stock compensation expense.

Bulk Segment:

The bulk segment contributed $2,305,110 and $1,749,848 to our income from operations for 2023 and 2022, respectively.

Bulk segment revenue was $8,488,615 and $8,667,931 for 2023 and 2022, respectively. The impact of a 6% increase in the volume of water sold in 2023 on bulk segment revenue was more than offset by a decrease in the price of energy for CW-Bahamas, which decreased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $2,652,778 (31% of bulk revenue) and $2,221,382 (26% of bulk revenue) for 2023 and 2022, respectively. Gross profit as a percentage of revenue increased in 2023 as compared to 2022 due to a reduction in repairs and maintenance expenses of almost $417,000.

Bulk segment G&A expenses decreased to $347,668 for 2023 as compared to $473,534 for 2022 as a result of incremental bank fees of approximately $123,000 in 2022 attributable to cash transfers from CW-Bahamas to our parent company in the Cayman Islands.

Services Segment:

The services segment contributed $8,391,184 and $460,434 to our income from operations for 2023 and 2022, respectively.

Services segment revenue increased to $29,427,664 for 2023 from $8,731,124 for 2022. Construction revenue increased to $24,204,446 in 2023 from $4,781,613 in 2022 with this increase resulting from (i) PERC’s progress on its contract with Liberty (Litchfield Park Water & Sewer) Corp. (“Liberty Utilities”) for the construction of a water treatment plant in Goodyear, Arizona; and (ii) progress on our contract with the WAC for the construction of its Red Gate plant. We recognized approximately $20.0 million in revenue for the Liberty Utilities contract in 2023. This contract is expected to be substantially completed by the end of the second quarter of 2024. Revenue generated under operations and maintenance contracts was $5,021,081 and $3,394,142 in 2023 and 2022, respectively. The increase in operations and maintenance revenue from 2022 to 2023 is attributable to new contracts and increased revenue on existing contracts.

Gross profit for the services segment was $9,253,019 (31% of services revenue) in 2023 as compared to $1,397,142 (16% of services revenue) for 2022. During 2023, we adjusted our previous estimates of the total costs to be incurred for the Liberty Utilities contract. These changes in accounting estimates primarily arose as a result of actual construction costs and efficiencies for the Liberty Utilities contract that differed favorably from our previous expectations. These changes in accounting estimates resulted in an increase in the services segment’s revenue, gross profit and income from operations of $1,787,275 for 2023 under the input method we use to account for construction contracts and was a significant contributing factor in the increase in gross profit as a percentage of services revenue from 2022 to 2023. The remainder of the increase in gross profit as a percentage of revenue from 2022 to 2023 reflects improved margins on both our construction and operations and maintenance activities.

G&A expenses for the services segment remained relatively consistent at $861,835 for 2023 as compared to $936,708 for 2022.

Manufacturing Segment:

The manufacturing segment contributed $426,786 to our income from operations for 2023 as compared to a loss incurred from operations of ($199,377) in 2022.

Manufacturing revenue was $4,721,222 and $1,378,000 for 2023 and 2022, respectively. The growth in manufacturing revenue for 2023 reflects increased production activity due to relief in supply chain and economic conditions that had resulted in significant product delivery delays in 2022.

Manufacturing gross profit was $863,948 (18% of manufacturing revenue) for 2023 as compared to a gross profit of $182,572 (13% of manufacturing revenue) for 2022. The increase in manufacturing gross profit in dollars reflects the increase in revenue. Gross profit as a percentage of revenue increased due to increased revenue and the resulting reduced impact of fixed factory overhead on this financial measure.

G&A expenses for the manufacturing segment remained relatively consistent at $437,162 for 2023 as compared to $381,949 for 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

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

Our net loss from discontinued operations for the nine months ended September 30, 2023 and 2022 was ($699,858) and ($1,533,064), respectively, and consists of the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2023 was $19,742,526 ($1.24 per share on a fully diluted basis), as compared to a net income of $4,324,395 ($0.28 per share on a fully diluted basis) for 2022.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2023 was $20,442,384 ($1.28 per share on a fully diluted basis), as compared to a net income from continuing operations of $5,857,459 ($0.38 per share on a fully diluted basis) for 2022.

Revenue for 2023 increased to $126,960,328 from $65,676,737 in 2022, reflecting revenue increases in all four of our segments. Gross profit for 2023 was $42,637,059 (34% of total revenue) as compared to $21,465,034 (33% of total revenue) for 2022. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $17,894,067 for 2023 as compared to $15,403,458 for 2022. The most significant increase in G&A expenses for 2023 relates to employee costs, which increased by $2,114,275 from 2022 to 2023 due to increased stock compensation, higher bonus accruals, pay raises and new hires, Insurance expense and professional fees also increased by $607,444 and $212,685, respectively, from 2022 to 2023. These increases were partially offset by decreases in various other G&A expense categories.

Other income, net, remained relatively consistent at $522,256 for 2023 as compared to $548,729 for 2022.

Results by Segment

Retail Segment:

The retail segment recorded a loss from operations of ($470,573) for 2023 as compared to a loss from operations of ($900,747) for 2022.

Revenue generated by our retail water operations increased to $22,560,998 in 2023 from $19,114,653 in 2022 due to a 17% increase in the volume of water sold. The volume of water sold in the Cayman Water license area increased by 15% and the remaining 2% increase in the volume of water sold was due to water sales made by Cayman Water directly to the WAC in January and February of 2023. The sales volume increase reflects increased tourist activity on Grand Cayman, as tourism on the island in 2022 was lower than historical levels due to the lingering impact of the COVID-19 pandemic. Retail revenue also increased by approximately $899,000 due to higher energy costs which increased the energy pass-through component of our retail water rates.

Retail segment gross profit increased to $12,205,181 (54% of retail revenue) for 2023 from $9,710,529 (51% of retail revenue) for 2022 due to the revenue increase.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses increased to $12,668,467 for 2023 as compared to $10,613,975 for 2022. The most significant increase in G&A expenses for 2023 relates to employee costs, which increased by $1,531,132 due to pay raises, increased stock compensation expense and higher bonus accruals. Business development expenses increased by approximately $152,000 primarily due to the costs associated with the acquisition of Ramey Environmental Compliance (which was completed in November 2023).

Bulk Segment:

The bulk segment contributed $6,896,492 and $6,475,164 to our income from operations for 2023 and 2022, respectively.

Bulk segment revenue was $25,975,483 and $24,442,324 for 2023 and 2022, respectively. The increase in bulk segment revenue is attributable to an 8% increase in the volume of water sold.

Gross profit for our bulk segment was $7,964,765 (31% of bulk revenue) and $7,661,073 (31% of bulk revenue) for 2023 and 2022, respectively. Gross profit dollars increased from 2022 to 2023 due to the incremental revenue.

Bulk segment G&A expenses remained consistent at $1,080,543 for 2023 as compared to $1,187,909 for 2022.

Services Segment:

The services segment contributed $16,921,397 and $1,143,215 to our income from operations for 2023 and 2022, respectively.

Services segment revenue increased to $66,243,328 for 2023 from $18,530,427 for 2022. Construction revenue increased to $52,563,822 in 2023 from $5,347,023 in 2022 with this increase resulting from (i) PERC’s progress on its contract with Liberty Utilities for the construction of a water treatment plant in Goodyear, Arizona; and (ii) progress on our contract with the WAC for the construction of its Red Gate plant. We recognized approximately $44.1 million in revenue for the Liberty Utilities contract in 2023. This contract is expected to be substantially completed by the end of the second quarter of 2024. Revenue generated under operations and maintenance contracts was $12,750,902 and $10,740,623 in 2023 and

2022, respectively. The increase in operations and maintenance revenue from 2022 to 2023 is attributable to new contracts and increased revenue on existing contracts. Design and consulting revenue generated by the services segment was $928,604 and $2,442,781 in 2023 and 2022, respectively. The decrease in design and consulting revenue from 2022 to 2023 is attributable to the work performed in 2022 on the design contract for the Liberty Utilities plant currently under construction.

Gross profit for the services segment was $19,776,464 (30% of services revenue) in 2023 as compared to $3,681,398 (20% of services revenue) for 2022. During the three months ended June 30, 2023 and the three months ended September 30, 2023, we adjusted our previous estimates of the total costs to be incurred for the Liberty Utilities contract and one other construction contract. These changes in accounting estimates arose as a result of actual construction costs and efficiencies that differed favorably from our previous expectations. These changes in accounting estimates resulted in an increase in the services segment’s revenue, gross profit and income from operations of $3,549,028 for 2023 under the input method we use to account for construction contracts and was a significant contributing factor in the increase in gross profit as a percentage of services revenue from 2022 to 2023. The remainder of the increase in gross profit as a percentage of revenue reflects improved margins on both our construction and operations and maintenance activities.

G&A expenses for the services segment increased to $2,855,067 for 2023 as compared to $2,554,721 for 2022 principally due to an increase of approximately $407,000 in employee costs attributable to pay raises, new hires and increased bonus accruals.

Manufacturing Segment:

The manufacturing segment contributed $1,402,592 to our income from operations for 2023 as compared to a loss incurred from operations of ($634,819) in 2022.

Manufacturing revenue was $12,180,519 and $3,589,333 for 2023 and 2022, respectively. The growth in manufacturing revenue for 2023 reflects increased production activity due to relief in supply chain and economic conditions that had resulted in significant product delivery delays in 2022.

Manufacturing gross profit was $2,690,649 (22% of manufacturing revenue) for 2023 as compared to a gross profit of $412,034 (11% of manufacturing revenue) for 2022. The increase in manufacturing gross profit in dollars reflects the increase in revenue. Gross profit as a percentage of revenue increased due to increased revenue and the resulting reduced impact of fixed factory overhead on this financial measure.

G&A expenses for the manufacturing segment increased to $1,289,990 for 2023 as compared to $1,046,853 for 2022 principally due to an increase of approximately $155,000 in employee costs attributable to pay raises, new hires and increased bonus accruals.

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as September 30, 2023 as compared to December 31, 2022 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable increased by approximately $11.1 million primarily due to a $6.9 million increase in CW-Bahamas’ accounts receivable as well as a $3.3 million increase in Kalaeloa Desalco accounts receivable related to the construction of the Kalaeloa Seawater Desalination facility in Oahu, Hawaii.

Current inventory increased by approximately $2.2 million primarily due to an increase of $2.5 million in PERC’s inventory primarily as a result of its contract with Liberty Utilities.

Contract assets increased by approximately $6.1 million primarily due to the construction of the Red Gate plant for the WAC.

Property, plant and equipment, net, decreased by approximately $2.5 million due to the scheduled depreciation of fixed assets.

Construction in progress increased by approximately $2.7 million primarily due to construction activity for Cayman Water’s replacement of its West Bay desalination plant.

Accounts payable, accrued expenses and other liabilities increased by approximately $3.0 million primarily due to a $1.5 million increase in subcontractor costs for PERC’s contract with Liberty Utilities, and a $1.9 million increase in taxes payable offset by a $1.5 million decrease in Aerex’s accrued expenses.

Contract liabilities increased by approximately $725,000 primarily due to $1.8 million increase in billings made by the services segment in connection with PERC’s contract with Liberty Utilities and Kalaeloa Desalco’s contract with the Board of Water Supply of the City and County of Honolulu, Hawaii. These increases were offset by a $1.1 million reduction in Aerex’s contract liabilities.

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

Liquidity Position

We paid approximately $3.85 million in November 2023 to acquire Ramey Environmental Compliance. Our remaining projected liquidity requirements for the fourth quarter of 2023 include capital expenditures for our existing operations of approximately $5.1 million, which includes approximately $292,000 to be incurred for the replacement of the West Bay seawater desalination plant and approximately $2.5 million for construction of the WAC’s new Red Gate plant. Additionally, approximately $4.7 million in raw materials purchase commitments were outstanding as of September 30, 2023. We paid approximately $4.0 million in dividends in 2023 and our liquidity requirements may include future quarterly dividends if such dividends are declared by our Board.

As of September 30, 2023, we had cash and cash equivalents of $48.8 million and working capital of $83.1 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $23.2 million and $16.3 million as of September 30, 2023 and December 31, 2022, respectively. Approximately 76% and 65% of the accounts receivable balances were delinquent as of those dates, respectively.

From time to time, CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of September 30, 2023, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

CW-Bahamas recently held discussions with the Ministry of Finance of the Government of the Bahamas which stated that the Government intends to return all of CW-Bahamas’ accounts receivable from the WSC to current status.

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

Discussion of Cash Flows for the Nine Months Ended September 30, 2023

Our cash and cash equivalents decreased to $48,845,606 as of September 30, 2023 from $50,711,751 as of December 31, 2022.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $8,395,625. This net cash reflects the net income generated for the nine months ended September 30, 2023 of $20,206,301 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $4,862,781, an increase in accounts receivable of $11,062,456, an increase in contract assets of $6,059,018, an increase in inventory of $2,671,769, and an increase in accounts payable and accrued expenses of $2,925,670.

Cash Flows from Investing Activities

Net cash used by our investing activities was $6,542,387. On January 4, 2023, we purchased the remaining 39% ownership interest in PERC for $2,440,027 and 368,383 shares of the Company’s common stock. We also used $4,123,770 for additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used by our financing activities was $3,972,022, almost all of which related to the payment of dividends.

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

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2023 and 2022, we generated approximately 14% and 25%, respectively, of our consolidated revenue and 23% and 44%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2023 and 2022, we generated approximately 18% and 29%, respectively, of our consolidated revenue and 29% and 45%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

Effect of Newly Issued but not yet Effective Accounting Standards

None.

Dividends

●	On January 31, 2023, we paid a dividend of $0.085 to shareholders of record on January 3, 2023.
●	On April 28, 2023, we paid a dividend of $0.085 to shareholders of record on April 3, 2023.
●	On July 31, 2023, we paid a dividend of $0.085 to shareholders of record on July 3, 2023.
●	On August 22, 2023, our Board declared a dividend of $0.095 payable on October 31, 2023 to shareholders of record on October 2, 2023.

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

While PERC’s operations and maintenance contracts are generally adjusted for inflation on an annual basis, such adjustment for some of these contracts is limited to 3% annually.

Kalaeloa Desalco, which is jointly owned by PERC and CW-Holdings, has signed a definitive agreement with the Honolulu Board of Water Supply to design, build, operate and maintain a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii. More than 90% of the costs we expect to incur to construct this plant are subject to inflationary increases based upon changes in inflation indices from the date the contract was executed to the date construction begins.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Mexico Project litigation

a)	EWG request of precautionary measures

In January 2018, EWG Water LLC (“EWG”) initiated an ordinary mercantile claim against, among others, N.S.C. Agua, S.A. de C.V. (“NSC”) and Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”) (with Aguas de Rosarito S.A.P.I. de C.V. (“AdR”) being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”).

In such claim, EWG challenged, among other things, the transactions contemplated under a certain option agreement (entered into in 2012), and therefore, the capital investment transactions occurring in May 2013 that increased the ownership interest of CW-Cooperatief in NSC to 99.99%. On October 1, 2020, and following an order from a Federal Judge obtained by NSC, the Tenth Civil Judge resolved to (i) move the claim of EWG to arbitration, and (ii) suspend the corresponding ordinary mercantile procedure. Within the above-mentioned claim, the Tenth Civil Judge granted EWG certain preliminary measures against NSC, which were later overturned by an Upper Court.

In July 2023, EWG filed a motion before a local court in Playas de Rosarito, Baja California (the “Rosarito Court”) to obtain precautionary measures consisting of the securing of assets owned by NSC (particularly real estate), as a procedure prior to the commencement of an arbitration that allegedly would be initiated by EWG against NSC to claim the payment of an indemnification for damages derived from a so-called simulation of legal acts. In the opinion of the Rosarito Court, such motion did not require notification to NSC or the presentation of counterarguments by NSC to the motion prior to securing the assets of NSC.

On July 28, 2023, the Rosarito Court issued a resolution in which it: (i) granted the precautionary measures requested by EWG, subject to the posting of a bond in the amount of MXN$1,500,000 (One Million Five Hundred Thousand Mexican Pesos), and (ii) ordered that once the precautionary measures were executed, NSC would be summoned to that procedure and EWG would have three business days to prove that it initiated the arbitration.

To our knowledge, EWG has not posted the bond set by the Rosarito Court. Therefore: (i) the precautionary measures have not been enforced, (ii) no securing or attachment has been registered against the real estate of NSC; and (iii) NSC has not been formally summoned to this procedure.

Furthermore, NSC is unaware of any arbitration commenced by EWG regarding this matter.

b)	NSC amparo lawsuit

On August 16, 2023, NSC filed an amparo suit (i.e. application for constitutional relief) before the Eleventh Federal District Court in Tijuana (“Eleventh Federal Court”) against the precautionary measures granted to EWG by the Rosarito Court.

In its amparo suit, NSC also requested the Eleventh Federal Court to grant an order to put on hold said precautionary measures. A preliminary order to stay was granted by the Eleventh Federal Court, followed by a definitive injunction, subject to the posting of a guarantee. NSC has submitted the guarantee to the court.

We cannot presently determine what impact the resolution of this matter may have on our consolidated financial statements.

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

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license was not expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2023 and 2022, we generated approximately 14% and 25%, respectively, of our consolidated revenue and 23% and 44%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2023 and 2022, we generated approximately 18% and 29%, respectively, of our consolidated revenue and 29% and 45%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $23.2 million as of September 30, 2023. Approximately 76% of this September 30, 2023 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances. As of September 30, 2023, we have not provided an allowance for doubtful accounts for CW-Bahamas’ accounts receivable from the WSC.

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

In late July 2021, this former major customer communicated to Aerex that it expected to recommence its purchases of the specialized product from Aerex in 2022 and subsequent years, but informed Aerex that such purchases would be at substantially reduced annual amounts, as compared to the amounts it had purchased from Aerex in 2020 and prior years. Our updated sales estimate for this customer based on this new information was substantially below the anticipated sales to this customer for 2022 and subsequent years that we used in the discounted cash flow projections we prepared for purposes of testing our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. Furthermore, Aerex’s efforts to replace the revenue previously generated from this customer with revenue from existing and new customers were adversely impacted by negative economic conditions (caused in part by the COVID-19 pandemic). These negative economic conditions also increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials, and adversely affected the overall financial condition of Aerex’s current and prospective customer base. Accordingly, in light of this new information from Aerex’s former major customer and the on-going weak economic conditions that we believed would continue through 2022, we updated our projections of future cash flows for the manufacturing reporting unit and tested its goodwill for possible impairment as of June 30, 2021 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. Based upon this testing, we determined that the carrying value of our manufacturing reporting unit exceeded its fair value by $2.9 million, and we recorded an impairment loss to reduce our manufacturing segment’s goodwill by this amount for the three months ended June 30, 2021.

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

We believe that the inherent uncertainties associated with the accounting estimates and assumptions we use for our estimates of our reporting units’ fair values have increased due to current, less predictable economic conditions, which have resulted in increasing raw material prices, extended and unexpected delays in the procurement and delivery of our raw materials, and have also, we believe, adversely affected our customers.

Based upon our estimation prepared as of December 31, 2022, the fair value of our manufacturing reporting unit exceeded its carrying value by 63%. If we determine in the future that Aerex’s discounted future cash inflows will be less than our present expectations, we may be required to record additional impairment losses to reduce the remaining carrying values of our manufacturing segment’s goodwill and its remaining unamortized intangible assets balances, which amounted to $1,985,211 and $684,444, respectively, as of September 30, 2023. Any such impairment losses could have a material adverse impact on our consolidated results of operations.

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

The cost estimates we prepare in connection with the construction and operation of our water plants, the water infrastructure we construct and sell to third parties, and our manufacturing contracts, are subject to inherent uncertainties. Additionally, the terms of our water supply contracts may require us to guarantee the price of water on a per unit basis, subject to certain annual inflation and monthly energy cost adjustments, and to assume the risk that the costs associated with producing this water may be greater than anticipated. Because we base our contract prices in part on our estimation of future construction, manufacturing and operating costs, the profitability of our plants and our manufacturing and operations and maintenance contracts is dependent on our ability to estimate these costs accurately. The cost of materials and services and the cost of the delivery of such services may increase significantly after we submit our bid for contract, which could cause the gross profit for a contract to be less than we anticipated when the bid was made. The profit margins we initially expect to generate from an operations and maintenance contract could be further reduced if future operating costs for that contract exceed our estimates of such costs. Any construction, manufacturing, and operating costs for our contracts that significantly exceed our initial estimates could have a material adverse impact our consolidated financial condition, results of operations, and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2023, we issued 5,057 shares of preferred stock to 28 employees for a total consideration of $55,795. The issuance of the preferred stock to 15 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 as amended (the “Securities Act”), because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). The issuance to 13 employees who are US persons was exempt under Section 4(a)(2) of the Securities Act. The US persons are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through their business relationship with us, to information about us.

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

Date: November 9, 2023