Form 10-K
period 2023-12-31
Consolidated Water Co. Ltd.
filed 2024-03-27
CIK 928340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Yes ☐       No ⌧

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 30, 2023, was $360,491,856.

As of March 20, 2024, 15,802,187 shares of the registrant’s common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement related to its 2024 Annual Shareholders’ Meeting will be subsequently filed with the Securities and Exchange Commission and are incorporated by reference into Part III of this Form 10-K.

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

Overview

Through our subsidiaries and affiliate, we provide the following services to our customers in the Cayman Islands, The Bahamas, the United States and the British Virgin Islands:

●	Retail Water Operations. We produce potable water from seawater utilizing reverse osmosis technology and supply this water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the Cayman Islands government to provide water in two of the three most populated areas on Grand Cayman. In 2023, our retail water operations generated approximately 17% of our consolidated revenue.

●	Bulk Water Operations. We produce potable water from seawater utilizing reverse osmosis technology and supply this water to government-owned distributors in the Cayman Islands and The Bahamas. In 2023, our bulk water operations generated approximately 19% of our consolidated revenue.

●	Services Operations. We design, construct and sell water production and water treatment plants, and we manage and operate water production plants, and water treatment and reuse infrastructure for third parties. We also provide water related consulting services. In 2023, our services operations generated approximately 54% of our consolidated revenue.

●	Manufacturing Operations. We manufacture and service a wide range of specialized and custom water-related products and systems applicable to commercial, municipal and industrial water production, supply and treatment. In 2023, our manufacturing operations generated approximately 10% of our consolidated revenue.

●	Affiliate Operations. We own 50% of the voting rights and 43.53% of the equity rights of Ocean Conversion (BVI) Ltd., which produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department.

As of December 31, 2023, the number of water production and water treatment plants we and our affiliate operated in each country, and the production capacities of these plants, were as follows:

Water Production Plant Location	Plants	Capacity(1)
Cayman Islands	6	9.3
Bahamas	2	14.8
British Virgin Islands	2	0.8
Total	10	24.9
(1)	In millions of gallons per day.

Water Treatment Plant Location	Plants	Capacity(1)
United States	31	59.7

(1)	In estimated millions of gallons per day.

As of December 31, 2023, Ramey Environmental Compliance, Inc. performed operations, maintenance, and monitoring services for 72 wastewater and water treatment plants located in the Rocky Mountain and Eastern Plains Regions of Colorado.

Strategy

We are a comprehensive water solutions company that serves a variety of customers through multiple product and service offerings. Presently, we:

●	produce and sell potable water through the design, construction and operation of water infrastructure that employs reverse osmosis technology to produce potable water from seawater;
●	design, construct, sell, operate and manage water production, water treatment and water reuse system infrastructure that meets regulatory, environmental and commercial needs and requirements;
●	fabricate/manufacture specialized and custom equipment and products employed in the production and treatment of water for municipal, commercial and industrial purposes; and
●	provide water-related management and consulting services.

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

Our Company

We conduct our operations in the Cayman Islands, The Bahamas, the United States, and the British Virgin Islands through our subsidiaries and our affiliate. Our corporate organizational structure as of December 31, 2023 is as follows:

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

Ocean Conversion (Cayman) Limited (“OC-Cayman”). OC-Cayman provides bulk water under long-term contracts to the WAC, which distributes the water to properties located outside our exclusive retail license service area on Grand Cayman. OC-Cayman operates three seawater reverse osmosis desalination plants owned by the WAC.

Services Segment

PERC Water Corporation (“PERC”). In October 2019, we purchased, through our wholly-owned U.S. subsidiary, Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”), 51% of the equity in PERC, a U.S. company headquartered in Fountain Valley, California. In August 2020, we purchased an additional 10% ownership interest of PERC, increasing our ownership of this subsidiary to 61%. In January 2023, we acquired the remaining 39% ownership interest in PERC. PERC designs, constructs, sells, operates and manages water, wastewater and water reuse infrastructure.

Ramey Environmental Compliance, Inc. (“REC”). Effective October 1, 2023, we purchased, through our wholly-owned subsidiary PERC, a 100% ownership interest in REC, a Colorado company headquartered in Frederick, Colorado. REC operates and maintains water and wastewater treatment facilities and provides technical services to clients throughout the Rocky Mountain and Eastern Plains Regions of Colorado.

DesalCo Limited (“DesalCo”). A Cayman Islands company, DesalCo provides design, management, engineering and construction services for desalination projects as well as management and engineering services relating to municipal water distribution and treatment. Serving as a subcontractor to OC-Cayman, DesalCo designed and constructed the three reverse osmosis plants that OC-Cayman currently operates for (and previously sold to) the WAC and is presently constructing the new Red Gate plant for the WAC.

Kalaeloa Desalco LLC (“Kalaeloa Desalco”). In September 2021, Kalaeloa Desalco was formed to pursue a project encompassing the design, construction, operations and maintenance of a seawater reverse osmosis desalination plant in Oahu, Hawaii. In June 2023, Kalaeloa Desalco signed a definitive agreement with the Honolulu Board of Water Supply to design, build, operate and maintain a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii.

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

In August 2016, the Public Private Partnership Agreement for the Project (the “APP Contract”) was executed between AdR, the Comisión Estatal del Agua de Baja California (“CEA”), the Government of Baja California as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”).

In June 2020, the Director General of CEA and the Director General of CESPT terminated the APP Contract. As a result of the cancellation of the APP Contract, we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all expenses we incur in connection with our on-going international arbitration with the Mexico government to obtain reimbursement for the costs we incurred in connection with the Project are reported as discontinued operations in our consolidated financial statements.

Our Operations

For fiscal year 2023, our retail water, bulk water, services and manufacturing segments generated approximately 17%, 19%, 54% and 10%, respectively, of our consolidated revenue. For additional information about our business segments and geographical information about our operating revenue and long-lived assets, see Note 14 to our consolidated financial statements at ITEM 8 of this Annual Report.

Retail Water Operations

For fiscal years 2023 and 2022, our retail water operations accounted for approximately 17%, and 27%, respectively, of our consolidated revenue. This business produces and supplies potable water to end-users, including residential, commercial and government customers in the Cayman Islands.

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

Our retail operations in the Cayman Islands produce potable water at three seawater reverse osmosis desalination plants in Grand Cayman located at our Abel Castillo Water Works (“ACWW”) and West Bay sites. We own the land for our ACWW and West Bay plants. The current aggregate production capacity of the two plants located at ACWW is 3.0 million gallons of water per day. The production capacity of the West Bay plant is 1,000,000 gallons of water per day.

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

We bill our customers on a monthly basis based on metered consumption and bills are typically collected within 30 to 45 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. The provision for credit losses has historically represented less than 1% of our total annual retail sales. In addition to their past due invoice balance, customers that have had their service disconnected must pay re-connection charges.

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

Bulk Water Operations

For fiscal years 2023 and 2022, our bulk water operations accounted for approximately 19%, and 35%, respectively, of our consolidated revenue. These operations produce potable water from seawater and sell this water to government-owned utilities in the Cayman Islands and The Bahamas, which then distribute the water to end users.

Bulk Water Operations in the Cayman Islands

Through our wholly-owned subsidiary OC-Cayman we provide bulk water to the WAC, a government-owned utility and regulatory agency, under two agreements. The WAC in turn distributes that water to properties in Grand Cayman outside of our retail license area.

The water we provide to the WAC is produced at three seawater reverse osmosis desalination plants in Grand Cayman owned by the WAC but designed and built by DesalCo and operated by OC-Cayman: the North Sound, Red Gate and North Side Water Works (“NSWW”) plants, which have production capacities of approximately 1.6 million, 1.3 million and 2.4 million gallons of water per day, respectively. The plants we operate for the WAC are located on land owned by the WAC.

Our agreement with the WAC for the North Sound and NSWW plants expire in 2026. Our agreement with the WAC for the Red Gate plant expires in 2034.

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

Services Operations

For fiscal years 2023 and 2022, our services operations accounted for approximately 54% and 31%, respectively, of our consolidated revenue.

We provide design, engineering and construction services for desalination infrastructure projects through DesalCo, an original equipment manufacturer of seawater reverse osmosis desalination plants. DesalCo also provides management and procurement services for desalination plants and engineering services relating to municipal water production, distribution and treatment. DesalCo also conducts research and development. DesalCo sometimes tests new components and technology offered by suppliers in our business and, at times, collaborates with suppliers in the development of their products. Presently, DesalCo is providing management and purchasing services to our affiliate OC-BVI in the British Virgin Islands. In the past, DesalCo has provided consulting services to the WSC and constructed the desalination plants sold by OC-Cayman to the WAC. Serving as a contractor to OC-Cayman, DesalCo is presently constructing the new Red Gate desalination plant for the WAC.

In October 2019, we acquired 51% of the common stock of PERC, a U.S. company headquartered in Fountain Valley, California, which commenced operations in 1998. In August 2020, we acquired an additional 10% of PERC, increasing our ownership of this subsidiary to 61%. In January 2023, we acquired the remaining 39% ownership interest in PERC. PERC designs, constructs and sells wastewater and water reuse infrastructure. PERC also provides management services for wastewater and water reuse infrastructure under long-term operations and maintenance contracts. PERC’s primary markets are California and the Southwest U.S., but it conducts business in other areas of the U.S.

Effective October 1, 2023, we purchased, through our wholly-owned subsidiary PERC, a 100% ownership interest in REC, a Colorado company headquartered in Frederick, Colorado. REC operates and maintains water and wastewater treatment facilities and provides technical services to clients throughout the Rocky Mountain and Eastern Plains Regions of Colorado.

Manufacturing Operations

For fiscal years 2023 and 2022, our manufacturing operations accounted for approximately 10% and 7%, respectively, of our consolidated revenue. Our manufacturing operations consist of Aerex, an original equipment manufacturer and service provider of a wide range of specialized and custom products applicable to desalination, municipal water treatment and industrial water and wastewater treatment. Aerex’s products include reverse osmosis desalination equipment, membrane separation equipment, filtration equipment, piping systems, vessels and custom fabricated components. Aerex’s manufacturing facility and headquarters are located in Fort Pierce, Florida and substantially all of its customers are U.S. companies.

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

OC-BVI purchases electrical power to operate this plant from the BVI Electricity Corporation and operates diesel engine-driven emergency power generators which can produce 100% of the plant’s production capacity when the BVI Electricity Corporation is unable to provide power to the plant.

OC-BVI’s plant on the island of Jost Van Dyke has a capacity of 60,000 gallons per day. This plant operates under a 10-year contract with the BVI government that expired July 8, 2013. Pursuant to the contract, OC-BVI is operating the plant on a year-to-year basis until the BVI government informs OC-BVI of its intention to extend the existing contract or enter into a new agreement. We purchase electrical power to operate this plant from the BVI Electricity Corporation.

Reverse Osmosis Technology

The conversion of seawater to potable water is called desalination. The primary method of seawater desalination used throughout the world is reverse osmosis. Reverse osmosis is a fluid separation process in which the saline water (i.e. seawater) is pressurized and the fresh water is separated from the saline water by passing through a semi-permeable membrane which rejects the salts. The saline water is first passed through a pretreatment system, which generally consists of fine filtration and, if required, treatment chemicals. Pre-treatment removes suspended solids and organics which could cause fouling of the membrane surface. Next, a high-pressure pump pressurizes the saline water thus enabling approximately 40% conversion of the saline water to fresh water as it passes through the membrane, while more than 99% of the dissolved salts are rejected and remain in the now concentrated saline water. This concentrate is discharged without passing through the membrane, and the remaining hydraulic energy in the concentrate is transferred to the initial saline feed water with an energy recovery device thus reducing the total energy requirement for the reverse osmosis system. The final step is post-treatment, which consists of stabilizing the produced fresh water and/or removing undesirable dissolved gases, adjusting the pH and (if necessary) the mineral content, and providing chlorination to prepare it for distribution.

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

Wastewater Treatment Technology

Our approach to wastewater treatment integrates advanced technologies and processes to ensure high-quality water reuse while addressing environmental and operational concerns. Typical technology uses include that of micro and ultra filtration, reverse osmosis, and ultraviolet advanced oxidation systems, often with sodium hypochlorite or hydrogen peroxide as oxidizers, to meet the stringent water quality parameters set by California. This is particularly relevant for applications like Title 22 reuse and Indirect Potable Reuse, where safety and quality are paramount.

We utilize Membrane Bioreactor (“MBR”) technology, which is a wastewater treatment process that has been used for several decades to produce high quality recycled water for non-potable reuse.  MBR technology, which integrates micro or ultra-filtration membranes with biological wastewater treatment processes, offers several advantages. These include a reduced physical footprint, which is crucial in areas where space is at a premium, and the production of higher quality treated effluent, which is vital for ensuring the safety and reliability of water reuse. Additionally, MBR's capability to handle more challenging influent makes it a versatile solution for a variety of wastewater treatment needs.

We employ various methods to improve the aesthetic and environmental integration of our clients’ facilities. We conceal equipment and housing technologies in buildings that are both aesthetically pleasing and odor friendly, thereby addressing two of the common challenges in wastewater treatment facilities: odor and visual impact. This not only enhances the quality of life for nearby residents but also demonstrates a commitment to environmental stewardship.

Furthermore, the vertical integration of technology within our operations constitutes a strategic approach to improving efficiency in construction and operational phases. We believe this integration leads to cost savings, faster project completion times, reduction of raw material usage, and smoother operational processes.

Overall, our strategies and technologies reflect a holistic approach to wastewater treatment, emphasizing efficiency, environmental sensitivity, and the production of high-quality treated water for various reuse applications.

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

According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in 2022 to be 81,546 after the 2021 census count. According to the figures published by the Department of Tourism Statistics Information Center, in 2023 as compared to 2022, tourist air arrivals increased over 50% to approximately 429,000 and tourist cruise ship arrivals increased 70% to approximately 1,270,000.

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

The Bahamas. The Bahamas government, through the WSC, supplies all of the piped water on the island of New Providence, Bahamas, which includes Nassau, the largest city, political capital and commercial hub of The Bahamas. We supply water to the WSC through the water supply agreements for our Blue Hills and Windsor plants, which are located in Nassau. New Providence is the most populous island in The Bahamas, with more than 70% of the country’s population. A 2022 census placed the population of New Providence at approximately 297,000. According to statistics published by the Bahamas Ministry of Tourism, in 2023 as compared to 2022, the number of air arrivals increased 17% to approximately 1,327,000 and cruise ship arrivals increased 46% to approximately 3,114,000.

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

British Virgin Islands. In the British Virgin Islands, SUEZ/Veolia operates seawater reverse osmosis desalination plants in West End, Tortola, and on Virgin Gorda and generally bids against OC-BVI for projects. Seven Seas Water owns and operates a 2.75 million gallon per day desalination plant in Parakeeta Bay, Tortola for the British Virgin Islands government. We expect that OC-BVI will be required to compete against SUEZ/Veolia, Seven Seas Water, TSG and other parties for any future business opportunities that may arise in the British Virgin Islands.

United States. Aerex competes in the highly fragmented industry for manufactured water production and treatment equipment and systems against a large number of manufacturers, fabricators and service providers, many of which have greater resources than Aerex.

PERC and REC compete in the highly fragmented industry for water treatment and water reuse infrastructure development and management against a large number of companies, many of which have greater resources than PERC and REC.

Environmental and Health Regulatory Matters

Cayman Islands. With respect to our Cayman Islands operations, we operate our water plants in accordance with Cayman Islands laws and regulations. We are licensed by the WAC to extract seawater from wells and discharge concentrated seawater, which is a byproduct of our desalination process, into deep disposal wells.

Our Cayman Islands retail water license and bulk water operating contracts require our potable water to meet the World Health Organization’s Guidelines for Drinking-Water Quality and contain less than 200 mg/l of total dissolved solids.

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

United States. Consistent with other U.S. companies, Aerex, PERC, Kalaeloa Desalco and REC must comply with various federal laws and regulations, such as those administered by the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration, as well as state and local laws and regulations.

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

As of March 20, 2024, we employed a total of 293 persons, 63 in the Cayman Islands, 209 in the United States, 19 in The Bahamas and two in The Netherlands. We also managed the five employees of OC-BVI in the British Virgin Islands. We have 20 management employees and 52 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. We have no collective bargaining agreements with our employees, and none are represented by labor unions. We consider our relationships with our employees to be very good.

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

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license has not been expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2023 and 2022, we generated approximately 17% and 27%, respectively, of our consolidated revenue and 26% and 44%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

Periodically, our Bahamas subsidiary experiences substantial delays in the collection of its accounts receivable. As a result, our Bahamas subsidiary could have insufficient liquidity to continue operations, and our consolidated financial results could be materially adversely affected.

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $26.9 million as of December 31, 2023. Approximately 80% of this December 31, 2023 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of December 31, 2023.

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded the Government of The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s iterated these ratings in April and October 2023, noting that such ratings are “stable.”

If CW-Bahamas is unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) we may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide a material allowance for credit losses for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

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

If a customer terminates one of our contracts for convenience, we generally may recover, at most, our incurred or committed costs, settlement expenses, and payment for work completed or products delivered prior to the termination. As such, the termination of any of these contracts prior to their stated term may result in us realizing less than the full consideration payable under the contract. If any such contract is terminated prior to us performing a substantial portion of the work to be performed or delivering a substantial portion of the products to be delivered, prior to the termination, such termination may have a material adverse impact on our consolidated results of operations.

A significant portion of our consolidated revenue is derived from our water supply agreements with the WSC. The loss of the WSC as a customer would adversely affect us.

One bulk water customer, the WSC, accounted for approximately 17% of our consolidated revenue for 2023. If, for financial or other reasons, the WSC does not comply with the terms of our water supply agreements our consolidated financial condition, results of operations, and cash flows could be materially adversely affected.

Our operations are affected by tourism and are subject to seasonal fluctuations and other factors beyond our control that could affect the demand for our water.

Demand for our water in the Cayman Islands and The Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, global health concerns such as COVID-19, and increased costs of fuel and airfare. In the Cayman Islands, we normally sell more water during the first and second quarters of the year, when the number of tourists is greater and local rainfall is less than in the third and fourth quarters. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely impact our results of operations and cash flows. During the COVID-19 pandemic, the resulting cessation of tourism to the Cayman Islands through August 2022 significantly reduced demand for our water.

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

We are subject to the local regulations of the countries in which we operate, all of which are subject to change. Any government that regulates our operations may issue legislation or adopt new regulations, including but not limited to:

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

If we fail to abide by laws, rules and regulations relating to human and workers’ rights, we could be subject to various actions and our reputation, business and financial results could be adversely affected.

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

Our success depends upon the abilities of our Executive Officers. In particular, the loss of the services of Frederick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2026. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will extend his employment agreement with us.

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

Although we report our results in United States dollars, a significant portion of our revenue is earned in other currencies. These currencies have been fixed to the United States dollar for more than 20 years. Consequently, we do not employ hedging strategies against the foreign currency exchange rate risk associated with conducting business in foreign currencies while reporting in United States dollars. If any of the existing fixed exchange rates for these other currencies becomes a floating exchange rate and any of these currencies depreciate against the U.S. dollar, our consolidated financial condition, results of operations, and cash flows could be materially adversely affected.

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

The average daily trading volume of our common stock in 2023 was approximately 131,600 shares, a much lower trading volume than that of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to the limited volume of trading in our common stock, an investor in our stock may have difficulty selling larger volumes of our common stock in the manner, or at the price, that might be attainable if our common stock were more actively traded.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Our information technology (“IT”) and cybersecurity programs are crucial to maintaining secure operations, which enable us to deliver on our promise to customers and maintain stakeholder trust. Our Vice President of Information Technology (“VP IT”) is responsible for establishing, implementing, and executing our cybersecurity program and strategy. Our VP IT has more than 25 years of IT, IT audit, and cybersecurity experience, and is involved in assessing the latest developments in cybersecurity, including potential threats and innovative risk management techniques. All IT staff are obliged to include cybersecurity as part of their everyday considerations and tasks.

Our cybersecurity program is a critical component of our enterprise risk management process overseen by our Board of Directors, and we have integrated cybersecurity-related risks into our overall enterprise risk management framework. Additionally, cybersecurity-related risks are included in the risk universe that the risk management function evaluates to assess top risks to the enterprise on an annual basis.

Our IT department proactively identifies, manages, and mitigates cyber risk in a variety of ways, including but not limited to:

a.	A formal enterprise-wide cybersecurity policy and related standards;
b.	Cybersecurity training and employee phishing simulations;
c.	Ongoing vulnerability assessment, identification, and remediation;
d.	Cyber incident response, IT disaster recovery, and business continuity plans;
e.	Identity and access management controls;
f.	Automated patch management and security updates;
g.	Network isolation of key operations environments; and
h.	Email filtering with attachment inspection and targeted threat protection.

The standards set in our cybersecurity program include the implementation of controls that are aligned with industry guidelines and applicable regulations to identify threats, deter attacks, and protect our information security assets. These standards are guided, in part, by the relevant National Institute of Standards and Technology (NIST) and American Water Works Association (AWWA) frameworks and guidance. We use various tools, security measures and technologies to aid in seeking to protect our network perimeter and internal systems from unauthorized access, intrusion, or disruption. Assessments are conducted across our systems, networks, and data infrastructure to identify potential cybersecurity threats and vulnerabilities.

We have policies and procedures in place for selecting and managing our relationships with third-party service providers and other business partners, including monitoring compliance with our agreements and regulatory and legal requirements. We also actively engage with industry participants and related communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. In addition, a monitoring and detection system has been implemented to help identify cybersecurity threats and incidents. Our cybersecurity program also focuses on providing training and awareness to our employees and contractors on cybersecurity best practices.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other IT risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee oversees the management of our cybersecurity risk exposures and the steps management has taken to monitor and control such exposures. At each quarterly meeting, the Audit Committee receives an update from our VP IT and other members of management on relevant topics, including cybersecurity program maturity progress, new capabilities implemented, testing results, key cyber risk metrics (e.g., simulated phishing testing and vulnerability management) and notable incidents or events should they occur. On an annual basis, our Board of Directors meets with our VP IT and our third-party cybersecurity consultant to review our cybersecurity strategy. In accordance with our cybersecurity incident response plan, our Board of Directors is promptly informed of potentially material cybersecurity incidents, including with respect to our third-party service providers.

Although we have experienced cybersecurity incidents from time to time that have not had a material adverse effect on our business, financial condition, or results of operations, there can be no assurance that a cyber-attack, security breach, or other cybersecurity incident will not have a material adverse effect on us in the future.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

For a discussion regarding risks from cybersecurity threats that have or are reasonably likely to affect the company, see the risk factor titled “Our business could be adversely affected by cyber threats or other interruptions to information technology, communications networks and operations.” in Item 1A of this Annual Report on Form 10-K.

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

West Bay Plant

In 2023, we commissioned a new seawater reverse osmosis desalination plant in the West Bay area and decommissioned the previous plant located on the same property. The new plant began operating in November 2023, with a capacity of 1,000,000 gallons per day and is expandable to 2,000,000 gallons per day. This site contains a 5,000 square foot concrete building which houses our water production facility, a 2,400 square foot building which houses the potable water distribution pumps, a water quality testing laboratory, and office space and water storage capacity consisting of three potable water tanks each with a capacity of 1.0 million gallons.

Britannia Plant

Although we own our Britannia seawater reverse osmosis desalination plant which is located in the Seven Mile Beach area, this plant is not currently operational. However, we still have and operate a potable water storage tank with a capacity of 840,000 gallons, potable water high service pumps, and various ancillary equipment. We have leased the site (comprised of 0.73 acres) and steel frame building which houses the plant for a term that ends in 2027 at an annual rent of $1.00.

Distribution System

We own our Seven Mile Beach and West Bay potable water distribution systems in Grand Cayman which consist of potable water pipes, valves, curb stops, meter boxes, and water meters. We have the legal right to maintain (and expand or contract as necessary) these systems on public and private land within our licensed service area.

Corporate Office

We occupy approximately 5,700 square feet of office space at the Regatta Office Park, West Bay Road, Grand Cayman, Cayman Islands under a lease that expires in April 2024. We expect to renew this lease.

Other Property

In October 2022, Cayman Water purchased for $2.94 million approximately 2.8 acres of land in the West Bay area of Grand Cayman. Cayman Water expects to use this site for the construction of a new headquarters, emergency operations center and warehouse facility at some point in the future.

Bahamas Properties

Windsor Plant

Our Windsor water production facility, located in Nassau, New Providence, has a production capacity of 2.8 million gallons per day. The plant is powered by a combination of diesel engine-driven high-pressure pumps and electrical power purchased from Bahamas Power and Light to power all other loads in the plant. The plant is contained within a 12,000 sq. ft. steel building, and a warehouse, workshop and offices are contained within a 2,600 sq. ft. concrete building. The buildings are located on land owned by the WSC and our water sales agreement gives us a license to use the land throughout the term of that agreement, which expires in 2033. We also own and maintain a 5.0 million gallon welded steel water storage tank that was constructed by us and is operated by the WSC.

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

The Blue Hills plant water supply agreement was amended in January 2011 and extended through 2032. Pursuant to this amendment, we added a second production facility to increase the total production capacity of the Blue Hills plant to 12.0 million gallons per day. The second facility was completed in March 2012 and is powered by a combination of diesel engine-driven high-pressure pumps and electrical power purchased from Bahamas Power and Light to power all other loads in the plant. The second facility is contained within a steel building with a footprint of 10,640 square feet located adjacent to the initial production facility on land owned by the WSC. We also own and maintain a 1.0 million gallon welded steel elevated water storage tank that was constructed by us and is operated by the WSC.

U.S. Properties

Aerex owns a 30,000 square foot manufacturing facility located on 6.4 acres of land in Fort Pierce, Florida and has approximately 6,000 square feet of office space in downtown Fort Pierce under a lease that expires on June 30, 2026.

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

REC leases approximately 7,500 square feet of office space in Frederick, Colorado that serves as its corporate headquarters under a lease that expires on October 1, 2029.

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

On July 28, 2023, the Rosarito Court issued a resolution in which it: (i) granted the precautionary measures requested by EWG, subject to the posting of a bond in the amount of MXN$1,500,000 (One Million Five Hundred Thousand Mexican Pesos), and (ii) ordered that once the precautionary measures were executed, EWG would have three business days counted as from the posting of the bond, to initiate and prove to the Rosarito Court that it initiated the arbitration. To the Company’s knowledge EWG has not posted the bond. Consequently, NSC has not been summoned to an arbitration procedure.

As EWG has apparently not posted the bond set by the Rosarito Court (i) the precautionary measures have not been enforced, (ii) no securing or attachment has been registered against the real estate of NSC; and (iii) NSC has not been formally summoned to this procedure. As stated previously, NSC is unaware of any arbitration commenced by EWG regarding this matter.

b)	NSC amparo lawsuit

On August 16, 2023, NSC filed an amparo suit (i.e. application for constitutional relief) before the Eleventh Federal District Court in Tijuana (“Federal District Court in Tijuana”) against the precautionary measures granted to EWG by the Rosarito Court.

In its amparo suit, NSC also requested the Federal District Court in Tijuana to grant an order to put on hold said precautionary measures. A preliminary order to stay was granted by the Federal District Court in Tijuana, followed by a definitive injunction, subject to the posting of a guarantee. NSC has submitted the guarantee to the court.

NSC subsequently filed an extension of the amparo suit introducing new arguments aiming to strengthen NSC´s position. The amparo extension was admitted through a resolution published on November 7, 2023.

The Federal District Court in Tijuana has not been able to summon EWG on this amparo suit, as it has not been able to determine nor obtain information on an address where EWG can be summoned. As such, the Federal District Court in Tijuana has requested various authorities to provide information on any domicile where EWG can be summoned.

The responses of some authorities are in process of being received by the Federal District Court in Tijuana. NSC is waiting until all the authorities provide their official response to determine if there is a viable alternative for summoning EWG.

NSC offered certain evidence consisting of the docket of amparo file number 74/2020, which was processed by the Twelfth Civil District Court in Tijuana. The Amparo Law provides that any documentary evidence offered by the parties shall be issued without any cost. Therefore, NSC requested the Court to grant the expedition of said copies for free.

However, this request was denied by the Federal District Court in Tijuana. Therefore, NSC filed an appeal for review against said decision, which was admitted by the Federal District Court in Tijuana and sent to the Second Collegiate Circuit Court in Tijuana, acting as Court of Appeals, which confirmed the admission of the appeal remedy through a resolution published on January 26, 2024. The judgment is still pending resolution.

We cannot presently determine what impact the resolution of this matter may have on our consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the NASDAQ Global Select Market and trades under the symbol “CWCO”.

No trading market exists for our redeemable preferred stock, which is only issued to, or purchased by, long-term employees of our company.

On January 3, 2023, March 31, 2023 and January 2, 2024, we issued a total of 25,986 shares, 13,797 shares and 29,392 shares of our common stock, respectively, to Executive Officers under our 2008 Equity Incentive Plan. On December 12, 2023, we issued a total of 22,831 shares of our common stock to our Directors under our Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “ITEM 11. EXECUTIVE COMPENSATION”.

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

Holders

As of March 20, 2024, we had 706 holders of record of our common stock.

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

	2023	2022
First Quarter	$0.085	$0.085
Second Quarter	0.085	0.085
Third Quarter	0.095	0.085
Fourth Quarter	0.095	0.085
	$0.36	$0.34

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

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our water production operations and activities, and those of our affiliate OC-BVI, are conducted at 10 plants in three countries: the Cayman Islands, The Bahamas, and the British Virgin Islands. The following table sets forth the comparative combined production capacity of our retail and bulk segments and our affiliate as of December 31 of each year.

Comparative Operations
2023			2022
Location	Plants	Capacity (1)	Location	Plants	Capacity (1)
Cayman Islands	6	9.3	Cayman Islands	7	9.9
Bahamas	2	14.8	Bahamas	2	14.8
British Virgin Islands	2	0.8	British Virgin Islands	2	0.8
	10	24.9		11	25.5
(1)	In millions of gallons per day.

Effective October 1, 2023, the Company purchased, through its wholly-owned subsidiary PERC, a 100% ownership interest in Ramey Environmental Compliance, Inc., a Colorado company that operates and maintains water and wastewater treatment facilities and provides technical services to clients throughout the Rocky Mountain and Eastern Plains Regions of Colorado. PERC acquired REC in November 2023 for approximately $4.1 million and recorded goodwill and intangible assets of $2,436,391 and $1,108,390, respectively, as of October 1, 2023 as a result of this acquisition.

The following table sets forth the comparative combined estimated production capacity of our services segment as of December 31 of each year.

Comparative Operations
2023			2022
Location	Plants	Capacity (1)	Location	Plants	Capacity (1)
United States	31	59.7	United States	27	52.5
(1)	In estimated millions of gallons per day.

As of December 31, 2023, REC performed operations, maintenance, and monitoring services for 72 wastewater and water treatment plants located in the Rocky Mountain and Eastern Plains Regions of Colorado.

Cayman Islands

We have been operating our business on Grand Cayman since 1973 and have been using reverse osmosis technology to convert seawater to potable water since 1989. The Cayman Islands have a limited natural supply of fresh water. We have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to the Seven Mile Beach and West Bay areas of Grand Cayman. This license expired in January 2018 but as discussed in the following paragraph we continue to provide water under the terms of this license. Our Grand Cayman operations consist of three company-owned seawater reverse osmosis desalination plants which provide water to approximately 8,095 retail residential and commercial connections within a government licensed area and three government-owned seawater reverse osmosis plants which supply bulk water to the WAC. Our pipeline system on Grand Cayman Island covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 100 miles of potable water pipe.

Our exclusive license from the Cayman Islands government was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. We continue to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with our understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. We continue to pay the royalty required under the 1990 license. We have been informed during our retail license negotiations that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license. Our retail license negotiations have also been impacted by the passage of new legislation and the establishment of a new water regulatory body in the Cayman Islands. See further discussion of this matter at ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Material Commitments, Expenditures and Contingencies – Cayman Water Retail License.

The Bahamas

CW-Bahamas produces potable water from two seawater reverse osmosis desalination plants. The Windsor plant and the Blue Hills plant are located in Nassau, New Providence and have a total installed capacity of 14.8 million gallons per day. CW-Bahamas supplies water from these plants to the Water and Sewerage Corporation of The Bahamas (“WSC”) under long-term supply agreements. During 2023, we supplied approximately 4.8 billion gallons of water to the WSC from these plants, as compared to 4.6 billion gallons during 2022.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable. Representatives of the Bahamas government have informed us that their delays in paying our accounts receivables did/do not reflect any type of dispute with us with respect to the amounts owed. To date, all amounts due from CW-Bahamas were eventually paid in full, and we believe that the present accounts receivable from the WSC are fully collectible. Such accounts receivable balances due from The Bahamas government amounted to $26.9 million as of December 31, 2023. See further discussion of this matter at ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - CW-Bahamas Liquidity.

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

For 2023, we elected to assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment testing we have conducted in prior years for our reporting units. We assessed the relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units are less than their carrying values. The events and circumstances assessed for each reporting unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events. Based upon this qualitative assessment, we determined that it is more likely than not that the fair values of our reporting units exceeded their carrying values as of December 31, 2023.

For 2022, we elected to assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment testing we have conducted in prior years for all reporting units other than the manufacturing unit. We assessed the relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units are less than their carrying values. The events and circumstances assessed for each unit included macroeconomic conditions, industry and market conditions, cost factors, expected future results, overall financial performance, and other relevant events. Based upon this qualitative assessment we determined that it is more likely than not that the fair values of our Cayman Water and bulk segment reporting units exceeded their carrying values as of December 31, 2022. Based upon our negotiated, arms-length purchase of the remaining 39% equity interest in PERC from its minority shareholders for $7.8 million in January 2023, the fair value of our PERC reporting unit exceeded its carrying value by 79% as of December 31, 2022.

Due to the factors discussed in the following paragraphs, we elected to test the goodwill associated with our manufacturing reporting unit for possible impairment for 2022 using the quantitative tests applied in prior years.

Approximately 80% of Aerex’s revenue, and 89% of Aerex’s gross profit, for the year ended December 31, 2020 were generated from sales to one customer. While Aerex sells various products to this customer, Aerex’s revenue from this customer had historically been derived primarily from one specialized product. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases of the specialized product from Aerex following 2020 for a period of approximately one year. This customer informed Aerex at that time that it expected to recommence its purchases of the specialized product from Aerex beginning with the first quarter of 2022. As a result of this anticipated loss of revenue for Aerex, we updated our projections for our manufacturing reporting unit’s future cash flows. Such projections assumed, in part, that Aerex’s major customer would recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020. Based upon these updated projections, we tested our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. As a result of these impairment tests, we determined that the estimated fair value of our manufacturing reporting unit exceeded its carrying value by approximately 31% as of December 31, 2020.

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

We recognize revenue for our construction and our specialized/custom manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to the total estimated costs at completion to measure progress toward satisfying a contract’s performance obligations, as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, materials, subcontractor costs and other expenses. We follow this method since we can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, we record revenue and recognize profit or loss as work on the contract progresses. We estimate total costs to be incurred and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and update these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprise of estimated total contract costs. Due to the extended time it may take to complete many of our contracts and the scope and nature of the work required to be performed on those contracts, the estimations of total revenue and costs at completion are complicated and subject to many variables and, accordingly, are subject to changes. When adjustments in estimated total contract revenue or estimated total contract costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.

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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

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

On June 29, 2020, AdR received a letter (the “Letter”) from the Director General of CEA and the Director General of CESPT terminating the APP Contract. The Letter requested that AdR provide an inventory of the assets that comprised the “Project Works” (as defined in the APP Contract) for the purpose of acknowledging and paying the non-recoverable expenses made by AdR in connection with the Project, with such reimbursement to be calculated in accordance with the terms of the APP Contract. The applicable law required that this list of non-recoverable expenses made by AdR in connection with the Project be submitted to CEA and CESPT within 20 business days from the date of receipt of the Letter. AdR initiated an amparo claim before a federal district court in Tijuana, Baja California, to challenge the provision of the applicable law requiring submittal of the list of non-recoverable expenses within the 20 business days term, as AdR considered such term to be unreasonably short due to the magnitude of the Project and the scope of supporting documentation required to be provided with respect to the non-recoverable expenses. AdR obtained an initial provisional suspension of the lapsing of such 20-day term from the court, and on August 10, 2020 the court made such suspension definitive until the completion of the amparo trial. As such, the 20-day term for filing the list of non-recoverable expenses was suspended. Therefore, on August 28, 2020, AdR submitted their list of non-recoverable expenses, including those of NSC, to CEA and CESPT which was comprised of 51,144,525 United States dollars and an additional 137,333,114 Mexican pesos. In February 2021, AdR withdrew this amparo claim, and such withdrawal was accepted by the federal district court in Tijuana. To date, AdR has not received a formal response from CEA or CESPT to its submission of non-recoverable expenses.

We believe CW-Cooperatief, as a Netherlands company, has certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). On April 16, 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invited Mexico to seek a resolution of this investment dispute through consultation and negotiation, but stated that if the dispute could not be resolved in this manner, CW-Cooperatief would refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty. On June 29, 2021, the Mexican Ministry of Economy responded to CW-Cooperatief’s letter and proposed to hold a consultation meeting. Two such meetings were held on July 9, 2021 and August 2, 2021 on a confidential basis, without a resolution of our investment dispute.

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

As a result of the cancellation of the APP Contract, in 2020 we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, are classified as discontinued operations in the accompanying consolidated financial statements. Our net losses from discontinued operations for 2023 and 2022 were ($1,086,744) and ($2,371,049), respectively.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2023 was $29,585,391 ($1.86 per share on a fully diluted basis), as compared to $5,856,294 ($0.38 per share on a fully diluted basis) for 2022.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the year ended December 31, 2023 as compared to the year ended December 31, 2022 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2023 was $30,672,135 ($1.93 per share on a fully diluted basis), as compared to $8,227,343 ($0.54 per share on a fully diluted basis) for 2022.

Revenue for 2023 increased to $180,211,233 from $94,104,972 in 2022, as all four segments experienced revenue increases. Gross profit for 2023 was $61,927,105 (34% of total revenue) as compared to $30,355,123 (32% of total revenue) for 2022. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative expenses (“G&A expenses”) on a consolidated basis increased to $24,752,366 for 2023 as compared to $21,070,234 for 2022. The most significant increase in G&A expenses for 2023 relates to employee costs, which increased by $2,480,517 from 2022 to 2023 due to increased stock compensation, higher bonus accruals, pay raises and new hires. Professional fees also increased by $251,813 from 2022 to 2023. The remainder of the G&A increase is attributable to increases across a variety of categories including provision for credit losses of $408,489.

Other income, net, increased to $828,313 in 2023, as compared to $464,810 in 2022 due to an increase in interest income of approximately $249,000 primarily due to a higher balance of interest earning assets, and an increase of approximately $68,000 in the equity in earnings of and profit-sharing income from our affiliate, OC-BVI, and an unrealized loss recorded in 2022 of $128,000 for the valuation of the put/call options associated with the initial acquisition of a controlling interest in PERC. We exercised our call option in the fourth quarter of 2022 and acquired the remaining 39% of PERC in January 2023.

Results by Segment

Retail Segment:

The retail segment incurred a loss from operations of ($660,253) for 2023 as compared to a loss from operations of ($1,187,013) for 2022.

Revenue generated by our retail water operations increased to $30,158,051 in 2023 from $25,954,013 in 2022 principally due to a 15% increase in the volume of water sold. The volume of water sold in the Cayman Water license area increased by 14% and the remaining 1% increase in the volume of water sold was due to water sales made by Cayman Water directly to the WAC in the first quarter of 2023. The sales volume increase reflects increased tourist activity on Grand Cayman, as tourism on the island in 2022 was lower than historical levels due to the lingering impact of the COVID-19 pandemic. Retail revenue also increased by approximately $1,014,639 due to higher energy costs which increased the energy pass-through component of our retail water rates.

Retail segment gross profit increased to $16,266,822 (54% of retail revenue) for 2023 as compared to $13,405,250 (52% of retail revenue) for 2022 due to the revenue increase.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses increased to $16,905,010 for 2023 as compared to $14,552,866 for 2022. The most significant increase in G&A expenses for 2023 relates to employee costs, which increased by $1,760,230 due to pay raises, increased stock compensation expense and higher bonus accruals. Business development expenses increased by approximately $182,000 primarily due to the costs associated with the acquisition of REC (which was completed in November 2023).

Bulk Segment:

The bulk segment contributed $8,742,382 and $8,393,729 to our income from operations for 2023 and 2022, respectively.

Bulk segment revenue was $34,595,058 and $32,991,066 for 2023 and 2022, respectively. The increase in bulk segment revenue from 2022 to 2023 is attributable to a 6% increase in water volume and an increase in energy costs for CW-Bahamas, which increased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for the bulk segment was $10,466,926 (30% of bulk revenue) and $9,958,854 (30% of bulk revenue) for 2023 and 2022, respectively. Gross profit in dollars increased in 2023 as compared to 2022 principally due to the increase in revenue.

Bulk segment G&A expenses increased to $1,737,264 for 2023 as compared to $1,570,732 for 2022 due to relatively small increases in a variety of expense categories.

Services Segment:

The services segment contributed $26,897,080 and $2,424,217 to our income from operations for 2023 and 2022, respectively.

Services segment revenue increased to $97,966,650 for 2023 compared to $28,835,428 for 2022. Construction revenue increased to $77,306,704 in 2023 from $11,616,274 in 2022 with this increase resulting from (i) PERC’s progress on its contract with Liberty Utilities for the construction of a water treatment plant in Goodyear, Arizona; and (ii) progress on our contract with the WAC for the construction of its Red Gate plant. We recognized approximately $64.0 million in revenue for the Liberty Utilities contract in 2023. This contract was certified substantially complete in January 2024 and the remaining work on the plant will be completed by June 2024. Revenue generated under operations and maintenance contracts was $19,368,365 and $14,152,158 in 2023 and 2022, respectively. The increase in operations and maintenance revenue from 2022 to 2023 is attributable to new contracts and increased revenue on existing contracts. Design and consulting revenue generated by the services segment was $1,291,581 and $3,066,996 in 2023 and 2022, respectively. The decrease in design and consulting revenue from 2022 to 2023 is attributable to the work performed in 2022 on the design contract for the Liberty Utilities plant currently under construction.

The gross profit for the services segment was $31,168,888 (32% of services revenue) in 2023 as compared to $5,861,794 (20% of services revenue) for 2022. Gross profit increased from 2022 to 2023 due to the increase in revenue.  The increase in gross profit as a percentage of revenue from 2022 to 2023 reflects improved margins on both our construction and operations and maintenance activities.

During 2023, we adjusted our prior year estimates of the total costs to be incurred for the Liberty Utilities contract and one other construction contract. These changes in accounting estimates arose as a result of actual construction costs and efficiencies that differed favorably from our previous expectations. These changes in accounting estimates resulted in an increase in the services segment’s revenue, gross profit and income from operations of $2,356,439 for 2023 under the input method we use to account for construction contracts and were a contributing factor in the increase in gross profit as a percentage of services revenue from 2022 to 2023. This adjustment increased basic and diluted earnings per share by $0.11 for the year ended December 31, 2023.

G&A expenses for the services segment increased to $4,271,808 for 2023 as compared to $3,461,294 for 2022 principally due to an increase of approximately $384,000 in employee costs attributable to pay raises, new hires and increased bonus accruals and the addition of approximately $366,000 in G&A expenses from REC as a result of our acquisition of this company effective October 1, 2023.

Manufacturing Segment:

The manufacturing segment contributed $2,188,418 to our income from operations for 2023 as compared to incurring an operating loss of ($358,748) for 2022.

Manufacturing segment revenue was $17,491,474 and $6,324,465 for 2023 and 2022, respectively. The growth in manufacturing revenue for 2023 reflects increased production activity due to relief in supply chain and economic conditions that had resulted in significant product delivery delays in 2022.

Manufacturing segment gross profit was $4,024,469 (23% of manufacturing revenue) and $1,129,225 (18% of manufacturing revenue) for 2023 and 2022, respectively. The increase in manufacturing gross profit in dollars reflects the increase in revenue. Gross profit as a percentage of revenue increased due to increased revenue and the resulting reduced impact of fixed factory overhead on this financial measure.

G&A expenses for the manufacturing segment increased to $1,838,284 for 2023 as compared to $1,485,342 for 2022 principally due to an increase of approximately $129,000 in employee costs attributable to pay raises, new hires and increased bonus accruals.

FINANCIAL CONDITION

The significant changes in the components of our consolidated balance sheet as of December 31, 2023 as compared to December 31, 2022 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable increased by approximately $11.2 million primarily due to a $10.3 million increase in CW-Bahamas’ accounts receivable.

Contract assets increased by approximately $18.6 million primarily due to a $8.2 million increase for the construction of the Red Gate plant for the WAC and a $8.4 million increase for PERC which relates primarily to the Liberties Utilities contract.

Property, plant and equipment, net, increased by approximately $3.4 million primarily due to the commissioning of the West Bay seawater desalination plant at the end of the year.

Construction in progress decreased by approximately $3.2 million primarily due to the commissioning of the West Bay seawater desalination plant at the end of the year.

Goodwill and intangible assets increased due to the acquisition of REC.

Other assets increased by $1.7 million primarily due to prepaid insurance associated with Kalaeloa Desalco’s contract with the Board of Water Supply of the City and County of Honolulu, Hawaii.

Accounts payable, accrued expenses and other current liabilities increased by approximately $3.2 million primarily due to a $4.0 million increase in subcontractor costs payable for PERC’s contract with Liberty Utilities and Kalaeloa Desalco’s contract with the Board of Water Supply of the City and County of Honolulu, Hawaii.

Contract liabilities decreased by approximately $2.6 million primarily due to a $6.9 million reduction by the services segment in connection with PERC’s contract with Liberty Utilities and a decrease in Aerex’s contract liabilities of $1.6 million. These decreases were offset by an increase of $6.0 million with Kalaeloa Desalco’s contract with the Board of Water Supply of the City and County of Honolulu, Hawaii.

LIQUIDITY AND CAPITAL RESOURCES

Certain transfers from our Bahamas bank accounts to our bank accounts in other countries require the approval of the Central Bank of The Bahamas.

The Cayman Islands does not have a tax treaty with the United States. Consequently, should we be required (or elect) to transfer any profits generated by our U.S. operations to our parent company in the Cayman Islands, the amount of any such funds transferred would be subject to a 30% withholding tax.

Liquidity Position

Our projected liquidity requirements for 2024 include capital expenditures for our existing operations of approximately $9.5 million, which includes $2.8 million to be incurred in 2024 for our new West Bay plant. We paid approximately $1.6 million for dividends in January 2024. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board.

As of December 31, 2023, we had cash and cash equivalents of $42.6 million and working capital of $88.8 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balance (which include accrued interest) due from the WSC amounted to $26.9 million as of December 31, 2023. Approximately 80% of the December 31, 2023 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary. CW-Bahamas has been unable to pay a dividend to its shareholders since August 2022 due to liquidity constraints.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of December 31, 2023. As of February 29, 2024, this receivable amounted to $24.6 million.

CW-Bahamas held discussions with the WSC in March 2024 during which the WSC stated that the Government intends to substantially reduce CW-Bahamas’ accounts receivable from the WSC over the course of 2024.

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded the Government of The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s iterated these ratings in April and October 2023, noting that such ratings are “stable.” Based upon our review of this Moody’s correspondence, we continue to believe that no material allowance for credit losses is required for CW-Bahamas’ accounts receivable from the WSC.

If CW-Bahamas is unable to collect a sufficient portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) we may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide a material allowance for credit losses for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Discussion of Cash Flows for the Year Ended December 31, 2023

Our cash and cash equivalents decreased to $42,621,898 as of December 31, 2023 from $50,711,751 as of December 31, 2022.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $7,970,762. This net cash provided reflects net income generated for the year ended December 31, 2023 of $30,159,182 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $6,576,454, an increase in accounts receivable of $10,970,521 attributable principally to CW-Bahamas, an increase in contract assets of $18,639,335 due primarily to the Red Gate and Liberty Utilities construction contracts, a decrease in contract liabilities of $2,566,910 and an increase in accounts payable, accrued expenses and accrued compensation of $3,161,386.

Cash Flows from Investing Activities

Net cash used by our investing activities was $10,887,019. Cash used for additions to property, plant and equipment and construction in progress was $5,047,884. We purchased the remaining 39% ownership interest in PERC for $2,440,027 and 368,383 shares of the Company’s common stock, and we acquired REC for a net cash outflow (i.e. the purchase price paid in cash less the cash held by REC at the acquisition date) of $3,419,916.

Cash Flows from Financing Activities

Net cash used by our financing activities was $5,524,565, almost all of which related to the payment of dividends.

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

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license has not been expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2023 and 2022, we generated approximately 17% and 27%, respectively, of our consolidated revenue and 26% and 44%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

Effect of Newly Issued but not yet Effective Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this guidance.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this guidance.

Dividends

●	On January 31, 2023, we paid a dividend of $0.085 to shareholders of record on January 3, 2023.
●	On April 28, 2023, we paid a dividend of $0.085 to shareholders of record on April 3, 2023.
●	On July 31, 2023, we paid a dividend of $0.085 to shareholders of record on July 3, 2023.
●	On October 31, 2023, we paid a dividend of $0.095 to shareholders of record on October 2, 2023.
●	On January 31, 2024, we paid a dividend of $0.095 to shareholders of record on January 2, 2024.
●	On February 20, 2024, our Board declared a dividend of $0.095 payable on April 30, 2024 to shareholders of record on April 1, 2024.

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

Kalaeloa Desalco, which is jointly owned by PERC and CW-Holdings, has signed a definitive agreement with the Honolulu Board of Water Supply to design, build, operate and maintain a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii. Approximately 80% of the $150 million price for the construction of this plant is subject to adjustment based upon changes in inflation indices from the date the contract was executed to the date construction begins.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Consolidated Water Co. Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition - Estimated Costs to Complete

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue for its construction and custom/specialized manufacturing contracts over time under the input method using costs incurred to date relative to the total estimated costs at completion to measure progress toward satisfying a contract's performance obligations as such measure best reflects the transfer of control of the promised good to the customer.  The cost estimation process for these contracts is based on the knowledge and experience of the Company's project managers, engineers, and financial professionals.  Changes in job performance, job conditions and management's assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company's revenue recognition.

We identified the estimated costs to complete on these revenue contracts as a critical audit matter.  The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions.  Total estimated costs to complete projects include various contracts costs that include labor, materials and subcontractor costs.  Due to the extended time it may take to complete many of the Company’s contracts and the scope and nature of the work required to be performed on those contracts, the estimations of total revenue and costs at completion is complicated and subject to many variables and, accordingly, are subject to changes.  Changes in these estimates can have a significant impact on the revenue recognized each period. Auditing these estimates involved especially challenging auditor judgment in evaluating the reasonableness of management's assumptions and estimates over the duration of these contracts.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding and evaluated the design and implementation of the internal controls over management's process related to estimated costs to complete, including controls over management's review of: (i) the development of project budgets and key cost inputs, (ii) the ongoing assessment and revisions to project budgets, and (iii) the ongoing review of project status, including the nature of activities to complete open projects.

●	Evaluating management’s ability to generate reasonable estimated costs to complete through performing a retrospective review of budget to actual variances.

●	Assessing the reasonableness of the estimated costs to complete by evaluating the reasonableness of projects budgets and the nature of costs required to complete the project. Evaluation consists of investigating significant differences or unexpected results that take into consideration known changes in client operations, industry, and/or business conditions.

●	Assessing the accuracy and the occurrence of the actual cost amount used in the percentage of completion by testing a sample of project costs incurred to date.

●	Evaluating the reasonableness of project status by performing site visits and performing inquiries of project managers to assess the nature and costs of activities required to complete the project.

●	Assessing the reasonableness of changes in estimated costs to complete by comparing project profitability estimates in the current period to historical estimates and actual performance including during the period under audit and subsequent to the period end and investigating reasons for changes in expected costs and project margins.

/s/ Marcum LLP

We have served as the Company’s auditor since 2005.

West Palm Beach, Florida
March 27, 2024

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$42,621,898	$50,711,751
Accounts receivable, net	38,226,891	27,046,182
Inventory	6,044,642	5,727,842
Prepaid expenses and other current assets	4,056,370	5,643,279
Contract assets	21,553,057	2,913,722
Current assets of discontinued operations	211,517	531,480
Total current assets	112,714,375	92,574,256
Property, plant and equipment, net	55,882,521	52,529,545
Construction in progress	495,471	3,705,681
Inventory, noncurrent	5,045,771	4,550,987
Investment in OC-BVI	1,412,158	1,545,430
Goodwill	12,861,404	10,425,013
Intangible assets, net	3,353,185	2,818,888
Operating lease right-of-use assets	2,135,446	2,058,384
Other assets	3,407,973	1,669,377
Long-term assets of discontinued operations	21,129,288	21,129,288
Total assets	$218,437,592	$193,006,849

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$11,604,369	$8,438,315
Accounts payable - related parties	—	403,839
Accrued compensation	3,160,030	2,267,583
Dividends payable	1,572,655	1,375,403
Current maturities of operating leases	456,865	546,851
Current portion of long-term debt	192,034	114,964
Contract liabilities	6,237,011	8,803,921
Deferred revenue	317,017	315,825
Current liabilities of discontinued operations	364,665	389,884
Total current liabilities	23,904,646	22,656,585
Long-term debt, noncurrent	191,190	216,117
Deferred tax liabilities	530,780	560,306
Noncurrent operating leases	1,827,302	1,590,542
Other liabilities	153,000	219,110
Long-term liabilities of discontinued operations	—	—
Total liabilities	26,606,918	25,242,660
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 44,297 and 34,383 shares, respectively	26,578	20,630
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,771,545 and 15,322,875 shares, respectively	9,462,927	9,193,725
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	92,188,887	89,205,159
Retained earnings	85,148,820	61,247,699
Total Consolidated Water Co. Ltd. stockholders' equity	186,827,212	159,667,213
Non-controlling interests	5,003,462	8,096,976
Total equity	191,830,674	167,764,189
Total liabilities and equity	$218,437,592	$193,006,849

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022
Revenue	$180,211,233	$94,104,972
Cost of revenue (including related party expense of $0 and $2,694,810 in 2023 and 2022)	118,284,128	63,749,849
Gross profit	61,927,105	30,355,123
General and administrative expenses (including related party expense of $0 and $96,924 in 2023 and 2022)	24,752,366	21,070,234
Loss on asset dispositions and impairments, net	(7,112)	(12,704)
Income from operations	37,167,627	9,272,185

Other income (expense):
Interest income	696,408	447,186
Interest expense	(145,284)	(46,545)
Profit-sharing income from OC-BVI	46,575	26,325
Equity in the earnings of OC-BVI	123,153	75,900
Loss on put/call options	—	(128,000)
Other	107,461	89,944
Other income, net	828,313	464,810
Income before income taxes	37,995,940	9,736,995
Provision for income taxes	6,750,014	396,739
Net income from continuing operations	31,245,926	9,340,256
Income from continuing operations attributable to non-controlling interests	573,791	1,112,913
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	30,672,135	8,227,343
Loss from discontinued operations	(1,086,744)	(2,371,049)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$29,585,391	$5,856,294

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$1.95	$0.54
Discontinued operations	(0.07)	(0.16)
Basic earnings per share	$1.88	$0.38

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$1.93	$0.54
Discontinued operations	(0.07)	(0.16)
Diluted earnings per share	$1.86	$0.38

Dividends declared per common and redeemable preferred shares	$0.36	$0.34

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,739,056	15,290,509
Diluted earnings per share	15,865,897	15,401,653

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Redeemable				Additional			Total
	preferred stock		Common stock		paid-in	Retained	Non-controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2021	28,635	$17,181	15,243,693	$9,146,216	$87,812,432	$60,603,056	$8,086,538	$165,665,423
Issuance of share capital	9,295	5,577	72,597	43,558	(49,135)	—	—	—
Conversion of preferred stock	(6,585)	(3,951)	6,585	3,951	—	—	—	—
Buyback of preferred stock	(26)	(15)	—	—	(211)	—	—	(226)
Net income	—	—	—	—	—	5,856,294	1,112,913	6,969,207
Exercise of options	3,064	1,838	—	—	24,901	—	—	26,739
Dividends declared	—	—	—	—	—	(5,211,651)	(1,102,475)	(6,314,126)
Stock-based compensation	—	—	—	—	1,417,172	—	—	1,417,172
Balance as of December 31, 2022	34,383	20,630	15,322,875	9,193,725	89,205,159	61,247,699	8,096,976	167,764,189
Issuance of share capital	13,309	7,985	68,864	41,319	(49,304)	—	—	—
Conversion of preferred stock	(8,848)	(5,309)	8,848	5,309	—	—	—	—
Buyback of preferred stock	(203)	(122)	—	—	(1,708)	—	—	(1,830)
Net income	—	—	—	—	—	29,585,391	573,791	30,159,182
Purchase of remaining non-controlling interest in PERC	—		368,383	221,030	1,006,248		(3,667,305)	(2,440,027)
Exercise of options	5,656	3,394	2,575	1,544	94,826	—	—	99,764
Dividends declared	—	—	—	—	—	(5,684,270)	—	(5,684,270)
Stock-based compensation	—	—	—	—	1,933,666	—	—	1,933,666
Balance as of December 31, 2023	44,297	$26,578	15,771,545	$9,462,927	$92,188,887	$85,148,820	$5,003,462	$191,830,674

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net income attributable to Consolidated Water Co. Ltd. stockholders	$29,585,391	$5,856,294
Income from continuing operations attributable to non-controlling interests	573,791	1,112,913
Net income	30,159,182	6,969,207
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss for Mexico assets - discontinued operations	—	377,326
Foreign currency transaction adjustment - discontinued operations	(2,003)	(102,507)
Loss from discontinued operations	1,088,747	2,096,230
Depreciation and amortization	6,576,454	6,187,308
Deferred income tax benefit	(524,999)	(4,220)
Provision for credit losses	408,489	—
Loss on net put/call option	—	128,000
Compensation expense relating to stock and stock option grants	1,933,666	1,417,172
Gain on asset dispositions and impairments, net	7,112	12,704
Profit-sharing and equity in earnings of OC-BVI	(169,728)	(102,225)
Distribution of earnings from OC-BVI	303,000	272,700

Change in:
Accounts receivable	(10,970,521)	303,125
Contract assets	(18,639,335)	(2,423,761)
Inventory	(891,405)	(3,387,011)
Prepaid expenses and other assets	(755,391)	(3,365,747)
Accounts payable (including related parties), accrued expenses and other current liabilities	3,161,386	6,756,433
Contract liabilities	(2,566,910)	8,290,043
Operating lease liabilities	(5,205)	(5,208)
Deferred revenue	1,192	(267,821)
Net cash provided by operating activities - continuing operations	9,113,731	23,151,748
Net cash used in operating activities - discontinued operations	(1,142,969)	(1,819,943)
Net cash provided by operating activities	7,970,762	21,331,805

Cash flows from investing activities
Purchase of certificate of deposit	—	(2,518,493)
Maturity of certificate of deposit	—	5,018,493
Additions to property, plant and equipment and construction in progress	(5,047,884)	(7,542,761)
Proceeds from asset dispositions	20,808	61,725
Purchase of remaining non-controlling interest in PERC	(2,440,027)	—
Acquisition of REC, net of cash acquired	(3,419,916)	—
Net cash used in investing activities	(10,887,019)	(4,981,036)

Cash flows from financing activities
Dividends paid to common shareholders	(5,472,790)	(5,145,742)
Dividends paid to preferred shareholders	(14,228)	(11,078)
Dividends paid to non-controlling interests	—	(1,102,475)
Buyback of redeemable preferred stock	(1,830)	(226)
Proceeds received from exercise of stock options	99,764	26,739
Principal repayments on long-term debt	(135,481)	(72,091)
Net cash used in financing activities	(5,524,565)	(6,304,873)
Net increase (decrease) in cash and cash equivalents	(8,440,822)	10,045,896
Cash and cash equivalents at beginning of period	50,711,751	40,358,059
Cash and cash equivalents at beginning of period - discontinued operations	442,252	750,048
Less: cash and cash equivalents at end of period - discontinued operations	(91,283)	(442,252)
Cash and cash equivalents at end of period	$42,621,898	$50,711,751

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

Basis of consolidation: The accompanying consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aerex Industries, Inc. (“Aerex”), Aquilex, Inc. (“Aquilex”), Cayman Water Company Limited (“Cayman Water”), Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”), DesalCo Limited (“DesalCo”), Kalaeloa Desalco LLC (“Kalaeloa Desalco”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), PERC Water Corporation ("PERC") and Ramey Environmental Compliance, Inc. (“REC”); and (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), N.S.C. Agua, S.A. de C.V. (“NSC”), and Aguas de Rosarito S.A.P.I. de C.V. (“AdR”). The Company’s investment in its affiliate Ocean Conversion (BVI) Ltd. (“OC-BVI”) is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

In January 2023, as a result of CW-Holdings' exercise of a call option in October 2022, CW-Holdings purchased the remaining 39% ownership interest in PERC for $2.4 million in cash, and 368,383 shares of the Company’s common stock having a value of approximately $5.36 million based upon the opening trading price of the Company’s common stock on The Nasdaq Global Market on the date of the transaction. After giving effect to this purchase, CW-Holdings owns 100% of the outstanding capital stock of PERC.

In September 2021, Kalaeloa Desalco was formed to pursue a project in Oahu, Hawaii. On June 2, 2023, Kalaeloa Desalco signed a definitive agreement with the Honolulu Board of Water Supply to design, build, operate and maintain a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii.

Effective October 1, 2023, the Company purchased, through its wholly-owned subsidiary PERC, a 100% ownership interest in Ramey Environmental Compliance, Inc., a Colorado company that operates and maintains water and wastewater treatment facilities and provides technical services to clients throughout the Rocky Mountain and Eastern Plains Regions of Colorado. PERC acquired REC in November 2023 for approximately $4.1 million and recorded goodwill and intangible assets from this acquisition of $2,436,391 and $1,108,390 respectively.

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

Net foreign currency gains arising from transactions and re-measurements were $84,678 and $41,750 for the years ended December 31, 2023 and 2022, respectively, and are included in “Other income - Other” in the accompanying consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and certificates of deposit at banks with an original maturity of three months or less. Cash and cash equivalents as of December 31, 2023 and 2022 include $5.1 million and $5.0 million, respectively, of certificates of deposit with an original maturity of three months or less.

As of December 31, 2023, the Company had deposits in U.S. banks in excess of federally insured limits of approximately $16.9 million. As of December 31, 2023, the Company held cash in foreign bank accounts of approximately $24.2 million.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances for deposits held in The Bahamas as of December 31, 2023 and 2022 were approximately $3.0 million and $5.7 million, respectively.

Accounts receivable: Accounts receivable are recorded at invoiced amounts based on meter readings, contractual amounts, fixed fees plus reimbursables or time and materials per contractual agreements. Trade accounts receivable also represent our unconditional right, subject only to the passage of time, to receive consideration arising from our performance under contracts with customers. Trade accounts receivable include amounts billed and billable on construction contracts, service and maintenance contracts and contracts for the sale of goods. Billed contract receivables have been invoiced to customers based on contracted amounts.

Allowance for credit losses: The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and contract assets balances. The Company determines the current expected credit losses based on historical loss experience, current conditions, and reasonable and supportable forecasts. The Company also considers the nature of the financial asset, the credit quality of the counterparty, and other relevant factors.

Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered by management to be remote.

Inventory: Inventory primarily consists of consumables stock and spare parts stock that are valued at cost, less an allowance for obsolescence, with cost determined on the first-in, first-out basis. Inventory also includes (i) raw materials purchased for specific manufacturing contracts that are valued at cost on the first-in, first-out basis; and (ii) potable water held in the Company’s reservoirs that is valued at the lower of the average cost of producing water during the year or its net realizable value.

Contract assets and liabilities: Billing practices for the Company’s contracts are governed by the contract terms of each project based upon costs incurred, achievement of milestones or predetermined schedules. Billings do not necessarily correlate with revenue, which is recognized over time using the input method based on cost incurred. The Company records contract assets and contract liabilities to account for these differences in timing.

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

Interest costs directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial amount of time to be ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use. No interest was capitalized during the years ended December 31, 2023 or 2022.

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

For the year ended December 31, 2023, the Company elected to assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment testing that was conducted in prior years for the reporting units. The Company assessed the relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units are less than their carrying values. The events and circumstances assessed for each reporting unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events. Based upon this qualitative assessment, the Company determined that it is more likely than not that the fair values of its reporting units exceeded their carrying values as of December 31, 2023.

For the year ended December 31, 2022, the Company elected to assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment testing conducted in prior years for all reporting units other than the manufacturing reporting unit. The Company assessed relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units are less than their carrying values. The events and circumstances assessed for each reporting unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events. Based upon this qualitative assessment the Company determined that it was more likely than not that the fair values of its Cayman Water and bulk segment reporting units exceeded their carrying values as of December 31, 2022. Based upon the Company’s negotiated, arms-length purchase of the remaining 39% equity interest in PERC from its minority shareholders for $7.8 million in January 2023, the fair value of the Company’s PERC reporting unit exceeded its carrying value by 79% as of December 31, 2022.

Due to the factors discussed in the following paragraphs, the Company elected to test the goodwill associated with its manufacturing reporting unit for possible impairment for 2022 using the quantitative tests applied in prior years.

Approximately 80% of Aerex’s revenue, and 89% of Aerex’s gross profit, for the year ended December 31, 2020 were generated from sales to one customer. While Aerex sells various products to this customer, Aerex’s revenue from this customer had historically been derived primarily from one specialized product. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases of the specialized product from Aerex following 2020 for a period of approximately one year. This customer informed Aerex at that time that it expected to recommence its purchases of the specialized product from Aerex beginning with the first quarter of 2022. As a result of this anticipated loss of revenue for Aerex, the Company updated its projections for its Manufacturing reporting unit’s future cash flows. Such projections assumed, in part, that Aerex’s major customer would recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020. Based upon these updated projections, the Company tested its manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. As a result of these impairment tests, the Company determined that the estimated fair value of its manufacturing reporting unit exceeded its carrying value by approximately 31% as of December 31, 2020.

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

Other assets: Under the terms of CW-Bahamas’ contract with the Water and Sewerage Corporation of The Bahamas (“WSC”) to supply water from its Blue Hills desalination plant, CW-Bahamas was required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one-year period by 438 million gallons, a requirement CW-Bahamas met during 2007. The Company was solely responsible for the engineering, labor and materials costs incurred to reduce the amount of lost water, which were capitalized and are being amortized on a straight-line basis over the original remaining life of the Blue Hills contract. Such costs are included in other assets and aggregated approximately $3.5 million as of December 31, 2023 and 2022. Accumulated amortization for these costs was approximately $3.1 million and $2.9 million as of December 31, 2023 and 2022, respectively. Amortization expense for these costs was $179,353 for the years ended December 31, 2023 and 2022.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Year Ended December 31,
	2023	2022
Retail revenue	$30,158,051	$25,954,013
Bulk revenue	34,595,058	32,991,066
Services revenue	97,966,650	28,835,428
Manufacturing revenue	17,491,474	6,324,465
Total revenue	$180,211,233	$94,104,972

Services revenue consists of the following:

	Year Ended December 31,
	2023	2022
Construction revenue	$77,306,704	$11,616,274
Operations and maintenance revenue	19,368,365	14,152,158
Design and consulting revenue	1,291,581	3,066,996
Total services revenue	$97,966,650	$28,835,428

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

The Company recognizes revenue from water sales at the time water is supplied to the customer’s premises. The amount of water supplied is determined and invoiced based upon water meter readings performed at the end of each month. All retail water contracts are month-to-month contracts. The Company has elected the “right to invoice” practical expedient for revenue recognition on its retail water sale contracts and recognizes revenue in the amount to which the Company has a right to invoice, recognizing this revenue from the transfer of goods or services to customers at a point in time.

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

The Company has elected the “right to invoice” practical expedient for revenue recognition on its bulk water sale contracts and recognizes revenue in the amount to which the Company has a right to invoice, recognizing this revenue from the transfer of goods or services to customers at a point in time.

Services and Manufacturing revenue

The Company designs, builds, sells, operates and maintains, and provides consulting services related to water, wastewater and water reuse infrastructure through PERC. All of PERC's customers are companies or governmental entities located in the United States. Effective October 2023, PERC acquired REC, a company that provides operations and maintenance and consulting services to companies and governmental entities located in the United States.

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

The Company generates construction, operations and maintenance, design and consulting revenue from PERC and DesalCo and generates manufacturing revenue from Aerex. The Company also generates operations and maintenance and consulting revenue from REC.

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

During the year ended December 31, 2023, the Company adjusted its prior year estimates of the total contract costs for two of its construction contracts. These changes in accounting estimates resulted in an increase in the services segment’s income from operations and the Company’s consolidated net income by $2,356,439 and $1,750,750, respectively, for the year ended December 31, 2023. This adjustment increased basic and diluted earnings per share by $0.11 for the year ended December 31, 2023.

The Company has elected the “right to invoice” practical expedient for revenue recognition on its operations and maintenance, design and consulting contracts and recognizes revenue in the amount to which the Company has a right to invoice, recognizing this revenue from the transfer of goods or services to customers at a point in time.

During the years ended December 31, 2023 and 2022, the Company recognized $77,411,792 and $14,146,271, respectively, of its services revenue from the transfer of goods or services to customers over time. The remaining services revenue of $20,554,858 and $14,689,157, respectively, was recognized from the transfer of goods or services to customers at a point in time. During the years ended December 31, 2023 and 2022, the Company recognized all of its manufacturing revenue from the transfer of goods or services to customers over time.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2022 have been reclassified to conform to the current year’s presentation.

3. Cash and cash equivalents

Cash and cash equivalents are not restricted by the terms of the Company’s bank accounts as to withdrawal or use. As of December 31, 2023 and 2022, the equivalent United States dollars of the Company’s cash and cash equivalents, including those accounts denominated in currencies other than the U.S. dollar, are as follows:

	December 31,
	2023	2022
Bank accounts:
United States dollar	$15,857,612	$24,573,161
Cayman Islands dollar	11,826,102	14,956,162
Bahamian dollar	3,025,898	5,698,100
	30,709,612	45,227,423

Short-term deposits:
United States dollar	8,861,606	2,476,370
Cayman Islands dollar	3,050,680	3,007,958
	11,912,286	5,484,328
Total cash and cash equivalents	$42,621,898	$50,711,751

Transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas.

4. Accounts receivable, net

	December 31,
	2023	2022
Trade accounts receivable	$38,446,554	$27,163,719
Receivable from OC-BVI	41,129	37,293
Other accounts receivable	322,609	28,384
	38,810,292	27,229,396
Allowance for credit losses	(583,401)	(183,214)
Accounts receivable, net	$38,226,891	$27,046,182

The activity for the allowance for credit losses consisted of:

	December 31,
	2023	2022
Opening allowance for credit losses	$183,214	$183,020
Provision for credit losses	408,489	—
Accounts written off during the year	(9,215)	(726)
Recovery of accounts written off	913	920
Ending allowance for credit losses	$583,401	$183,214

Significant concentrations of credit risk are disclosed in Note 18.

5. Inventory

	December 31,
	2023	2022
Spare parts stock	$7,747,455	$6,514,333
Raw materials	3,135,357	3,481,486
Consumables stock	166,935	246,355
Water stock	40,666	36,655
Total inventory	11,090,413	10,278,829
Less current portion	6,044,642	5,727,842
Inventory (non-current)	$5,045,771	$4,550,987

6. Contracts in progress

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	December 31,
	2023	2022
Revenue recognized to date on contracts in progress	$108,952,682	$25,469,014
Amounts billed to date on contracts in progress	(101,724,459)	(33,407,182)
Retainage	8,087,823	2,047,969
Net contract asset/(liability)	$15,316,046	$(5,890,199)

The above net balances are reflected in the accompanying consolidated balance sheet as follows:

	December 31,
	2023	2022
Contract assets	$21,553,057	$2,913,722
Contract liabilities	(6,237,011)	(8,803,921)
Net contract asset/(liability)	$15,316,046	$(5,890,199)

The significant increase in contract assets from December 31, 2022 to December 31, 2023 is attributable to the construction contract with the WAC for the Red Gate plant in Grand Cayman and the construction contract with Liberty Utilities for a water treatment facility in Arizona.

During the year ended December 31, 2023, the Company adjusted its prior year estimates of the total contract costs for two of its construction contracts. These changes in accounting estimates resulted in an increase in the services segment’s income from operations and the Company’s consolidated net income by $2,356,439 and $1,750,750, respectively, for the year ended December 31, 2023. This adjustment increased basic and diluted earnings per share by $0.11 for the year ended December 31, 2023.

As of December 31, 2023, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $162.2 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $22.2 million during the year ending December 31, 2024 and $140 million thereafter. In addition, the Company recognized revenue of approximately $8.7 million in the year ended December 31, 2023, that was included in the contract liability balance as of December 31, 2022.

7. Property, plant and equipment and construction in progress

	December 31,
	2023	2022
Land	$6,488,400	$6,488,400
Buildings	26,044,551	23,280,880
Plant and equipment	66,000,977	64,532,994
Distribution system	39,546,175	39,544,395
Office furniture, fixtures and equipment	3,338,760	3,109,546
Vehicles	3,433,561	2,525,576
Leasehold improvements	306,545	287,980
Lab equipment	12,456	12,456
	145,171,425	139,782,227
Less accumulated depreciation	89,288,904	87,252,682
Property, plant and equipment, net	$55,882,521	$52,529,545
Construction in progress	$495,471	$3,705,681

As of December 31, 2023, the Company had outstanding capital commitments of approximately $455,000. The Company maintains insurance for loss or damage to all fixed assets that it deems susceptible to loss. During the years ended December 31, 2023 and 2022, $7,093,158 and $297,723, respectively, of construction in progress was placed in service. Depreciation expense was $5,823,008 and $5,425,177 for the years ended December 31, 2023 and 2022, respectively.

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

On August 22, 2016, the Public Private Partnership Agreement for the Project (the “APP Contract”) was executed between AdR, the State Water Commission of Baja California (“CEA”), and the Government of Baja California, as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract required AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican public water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase was to be operational within 36 months of commencing construction and the second phase was to be operational by January 2025. The APP Contract further required AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct would have been transferred to CEA. The APP Contract was subsequently amended by the parties in June 2018 to increase the scope of Phase 1 and to allow for changes in the water tariff due to the changes in the exchange rate for the peso, interest rates and construction costs that had and would occur from the date the APP Contract was signed to the date construction commenced.

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

The Company’s net losses from discontinued operations for the years ended December 31, 2023 and 2022 were ($1,086,744) and ($2,371,049), respectively.

Summarized financial information for the discontinued Mexico project development operation is as follows:

	December 31,
	2023	2022

Cash	$91,283	$442,252
Accounts receivable	—	12,675
Prepaid expenses and other current assets	120,234	76,553
Land	21,126,898	21,126,898
Other assets	2,390	2,390
Total assets of discontinued operations	$21,340,805	$21,660,768

Total liabilities of discontinued operations	$364,665	$389,884

	Year Ended December 31,
	2023	2022
Revenue	$—	$—
Loss from discontinued operations	$1,086,744	$2,371,049
Depreciation expense	$—	$—

Mexico Project litigation

a)	EWG request of precautionary measures

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

On July 28, 2023, the Rosarito Court issued a resolution in which it: (i) granted the precautionary measures requested by EWG, subject to the posting of a bond in the amount of MXN$1,500,000 (One Million Five Hundred Thousand Mexican Pesos), and (ii) ordered that once the precautionary measures were executed, EWG would have three business days counted as from the posting of the bond, to initiate and prove to the Rosarito Court that it initiated the arbitration. To the Company’s knowledge EWG has not posted the bond. Consequently, NSC has not been summoned to an arbitration procedure.

As EWG has apparently not posted the bond set by the Rosarito Court (i) the precautionary measures have not been enforced, (ii) no securing or attachment has been registered against the real estate of NSC; and (iii) NSC has not been formally summoned to this procedure. As stated previously, NSC is unaware of any arbitration commenced by EWG regarding this matter.

b)	NSC amparo lawsuit

On August 16, 2023, NSC filed an amparo suit (i.e. application for constitutional relief) before the Eleventh Federal District Court in Tijuana (“Federal District Court in Tijuana”) against the precautionary measures granted to EWG by the Rosarito Court.

In its amparo suit, NSC also requested the Federal District Court in Tijuana to grant an order to put on hold said precautionary measures. A preliminary order to stay was granted by the Federal District Court in Tijuana, followed by a definitive injunction, subject to the posting of a guarantee. NSC has submitted the guarantee to the court.

NSC subsequently filed an extension of the amparo suit introducing new arguments aiming to strengthen NSC´s position. The amparo extension was admitted through a resolution published on November 7, 2023.

The Federal District Court in Tijuana has not been able to summon EWG on this amparo suit, as it has not been able to determine nor obtain information on an address where EWG can be summoned. As such, the Federal District Court in Tijuana has requested various authorities to provide information on any domicile where EWG can be summoned.

The responses of some authorities are in process of being received by the Federal District Court in Tijuana. NSC is waiting until all the authorities provide their official response to determine if there is a viable alternative for summoning EWG.

NSC offered certain evidence consisting of the docket of amparo file number 74/2020, which was processed by the Twelfth Civil District Court in Tijuana. The Amparo Law provides that any documentary evidence offered by the parties shall be issued without any cost. Therefore, NSC requested the Court to grant the expedition of said copies for free.

However, this request was denied by the Federal District Court in Tijuana. Therefore, NSC filed an appeal for review against said decision, which was admitted by the Federal District Court in Tijuana and sent to the Second Collegiate Circuit Court in Tijuana, acting as Court of Appeals, which confirmed the admission of the appeal remedy through a resolution published on January 26, 2024. The judgment is still pending resolution.

The Company cannot presently determine what impact the resolution of this matter may have on its consolidated financial statements.

9. Intangible assets

The Company’s purchase transactions for Aerex and PERC identified certain intangible assets. The remaining intangible assets and their respective useful lives are as follows: trade names (15 years) and facility management contracts (6 years).

Effective October 2023, the Company purchased a 100% ownership interest in REC. The purchase transaction identified certain intangible assets with a fair value of $1,108,390 and useful lives as follows: non-compete (5 years), trade name (15 years) and customer relationships (15 years).

The costs and accumulated amortization for these assets were as follows:

	December 31,
	2023	2022
Cost
Non-compete agreements	$268,590	$—
Trade names	3,096,900	2,700,000
Customer relationships	442,900	—
Facility management contracts	2,200,000	2,200,000
	6,008,390	4,900,000
Accumulated amortization
Non-compete agreements	(13,430)	—
Trade names	(1,106,615)	(920,000)
Customer relationships	(7,382)	—
Facility management contracts	(1,527,778)	(1,161,112)
	(2,655,205)	(2,081,112)
Intangible assets, net	$3,353,185	$2,818,888

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

2024	$656,371
2025	595,260
2026	289,705
2027	289,705
2028	276,275
Thereafter	1,245,869
$3,353,185

Amortization expense was $574,093 and $582,778 for the years ended December 31, 2023 and 2022, respectively.

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the consolidated balance sheets:

	December 31,	December 31,
	2023	2022
ASSETS
Current
Prepaid expenses and other current assets	$110,541	$35,624
Current assets of discontinued operations	—	7,979
Noncurrent
Operating lease right-of-use assets	2,135,446	2,058,384
Total lease right-of-use assets	$2,245,987	$2,101,987

LIABILITIES
Current
Current maturities of operating leases	$456,865	$546,851
Current liabilities of discontinued operations	—	7,361
Noncurrent
Noncurrent operating leases	1,827,302	1,590,542
Total lease liabilities	$2,284,167	$2,144,754

Weighted average remaining lease term:
Operating leases	6.1 years	6.6 years
Operating leases - discontinued operations	0.0 years	0.8 years

Weighted average discount rate:
Operating leases	5.67%	5.11%
Operating leases - discontinued operations	0.00%	4.96%

The components of lease costs were as follows:

	Year Ended December 31,
	2023	2022
Operating lease costs	$751,261	$692,404
Short-term lease costs	217,640	100,975
Lease costs - discontinued operations	45,979	40,021
Total lease costs	$1,014,880	$833,400

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$760,847	$742,696
Operating cash outflows for operating leases - discontinued operations	11,337	9,590

Future lease payments relating to the Company's operating lease liabilities from continuing operations as of December 31, 2023 are as follows:

Years ending December 31,	Total
2024	$580,780
2025	462,990
2026	379,019
2027	336,597
2028	341,687
Thereafter	639,928
Total future lease payments	2,741,001
Less: imputed interest	(456,834)
Total lease obligations	2,284,167
Less: current obligations	(456,865)
Noncurrent lease obligations	$1,827,302

11. Income taxes

The components of income before income taxes for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
Foreign (not subject to income taxes)	$10,002,233	$6,958,583
Mexico	(742,367)	(987,279)
United States	27,649,330	1,394,642
	36,909,196	7,365,946
Discontinued operations	1,086,744	2,371,049
	$37,995,940	$9,736,995

The Company’s provision for (benefit from) income taxes for the years ended December 31, 2023 and 2022, which related to U.S. operations, consisted of the following:

	Year Ended December 31,
	2023	2022
Current:
Federal	$5,611,360	$430,116
State	1,663,653	(29,157)
Foreign	—	—
Total current income tax expense (benefit)	7,275,013	400,959
Deferred:
Federal	(276,070)	(184,469)
State	(248,929)	180,249
Foreign	—	—
Total deferred income tax expense (benefit)	(524,999)	(4,220)
Total provision for (benefit from) income taxes	$6,750,014	$396,739

A reconciliation of the U.S. statutory federal tax rate to the effective rate for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
U.S. statutory federal rate	21.00%	21.00%
State taxes, net of federal effect	2.88%	8.88%
Foreign rate differential	(5.71)%	(25.57)%
Research and development tax credit	—%	(1.92)%
Permanent items	(0.32)%	(0.70)%
Change in valuation allowance	(0.08)%	2.38%
	17.77%	4.07%

The tax effects of significant items comprising the Company’s net long-term deferred tax liability as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Continuing Operations
Deferred tax assets:
Research and development credit carryforwards	$—	$58,069
Net operating loss carryforwards	130,911	443,076
Accruals and reserves	146,057	82,503
Operating lease liabilities	501,397	412,840
Capitalized research expenditures	326,178	—
Others	29,094	—
Valuation allowances	—	(29,036)
	1,133,637	967,452
Deferred tax liabilities:
Property and equipment	325,473	293,195
Intangible assets	847,450	821,723
Operating lease right-of-use assets	491,494	412,840
	1,664,417	1,527,758

Net deferred tax liabilities	$(530,780)	$(560,306)

Discontinued Operations
Deferred tax assets:
Operating loss carryforwards - Mexico	$5,844,847	$5,378,177
Land basis difference - Mexico	2,818,663	2,163,681
Start-up costs - Mexico	7,015,484	4,274,858
Valuation allowances	(15,678,994)	(11,816,716)
	$—	$—

As of December 31, 2023, continuing operations has a federal net loss carryforward of $0.6 million and a state net loss carryforward of $0.3 million, both of which have an indefinite expiration date. Discontinued operations has a net loss carryforward of $19.5 million that will begin to expire, if unused, in various amounts between 2024 and 2033.

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

The following summarizes information related to the computation of basic and diluted EPS:

	Year Ended December 31,
	2023	2022
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$30,672,135	$8,227,343
Less: preferred stock dividends	(15,513)	(11,532)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	30,656,622	8,215,811
Loss from discontinued operations	(1,086,744)	(2,371,049)
Net income available to common shares in the determination of basic earnings per common share	$29,569,878	$5,844,762

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,739,056	15,290,509
Plus:
Weighted average number of preferred shares outstanding during the period	39,885	31,885
Potential dilutive effect of unexercised options and unvested stock grants	86,956	79,259
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,865,897	15,401,653

13. Dividends

Interim dividends declared on Class A common stock and redeemable preferred stock for each quarter of the respective years ended December 31, 2023 and 2022 were as follows:

	2023	2022
First Quarter	$0.085	$0.085
Second Quarter	0.085	0.085
Third Quarter	0.095	0.085
Fourth Quarter	0.095	0.085
	$0.36	$0.34

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

	Year Ended December 31, 2023
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$30,158,051	$34,595,058	$97,966,650	$17,491,474	$180,211,233
Cost of revenue	13,891,229	24,128,132	66,797,762	13,467,005	118,284,128
Gross profit	16,266,822	10,466,926	31,168,888	4,024,469	61,927,105
General and administrative expenses	16,905,010	1,737,264	4,271,808	1,838,284	24,752,366
Gain (loss) on asset dispositions and impairments, net	(22,065)	12,720	—	2,233	(7,112)
Income (loss) from operations	$(660,253)	$8,742,382	$26,897,080	$2,188,418	37,167,627
Other income, net					828,313
Income before income taxes					37,995,940
Provision for income taxes					6,750,014
Net income from continuing operations					31,245,926
Income from continuing operations attributable to non-controlling interests					573,791
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					30,672,135
Loss from discontinued operations					(1,086,744)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$29,585,391

Depreciation and amortization expenses for the year ended December 31, 2023 for the retail, bulk, services and manufacturing segments were $2,484,845, $3,032,902, $785,347 and $273,360, respectively.

	As of December 31, 2023
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$3,425,948	$26,965,126	$6,802,780	$1,033,037	$38,226,891
Inventory, current and non-current	$3,041,460	$4,858,324	$55,272	$3,135,357	$11,090,413
Contract assets	$—	$—	$17,715,872	$3,837,185	$21,553,057
Property, plant and equipment, net	$32,809,487	$20,370,056	$1,143,884	$1,559,094	$55,882,521
Construction in progress	$380,436	$—	$—	$115,035	$495,471
Intangibles, net	$—	$—	$2,692,074	$661,111	$3,353,185
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$12,861,404
Total segment assets	$58,774,647	$63,956,725	$58,476,773	$15,888,642	$197,096,787
Assets of discontinued operations					$21,340,805
Total assets					$218,437,592

	Year Ended December 31, 2022
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$25,954,013	$32,991,066	$28,835,428	$6,324,465	$94,104,972
Cost of revenue	12,548,763	23,032,212	22,973,634	5,195,240	63,749,849
Gross profit	13,405,250	9,958,854	5,861,794	1,129,225	30,355,123
General and administrative expenses	14,552,866	1,570,732	3,461,294	1,485,342	21,070,234
Gain (loss) on asset dispositions and impairments, net	(39,397)	5,607	23,717	(2,631)	(12,704)
Income (loss) from operations	$(1,187,013)	$8,393,729	$2,424,217	$(358,748)	9,272,185
Other income, net					464,810
Income before income taxes					9,736,995
Provision for income taxes					396,739
Net income from continuing operations					9,340,256
Income from continuing operations attributable to non-controlling interests					1,112,913
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					8,227,343
Loss from discontinued operations					(2,371,049)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$5,856,294

Depreciation and amortization expenses for the year ended December 31, 2022 for the retail, bulk, services and manufacturing segments were $2,391,603, $2,836,794, $674,508 and $284,403, respectively.

	As of December 31, 2022
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,953,927	$16,554,940	$5,838,721	$1,698,594	$27,046,182
Inventory, current and non-current	$2,759,659	$4,037,684	$—	$3,481,486	$10,278,829
Contract assets	$—	$—	$1,249,069	$1,664,653	$2,913,722
Property, plant and equipment, net	$27,697,490	$22,510,658	$759,409	$1,561,988	$52,529,545
Construction in progress	$3,643,889	$—	$—	$61,792	$3,705,681
Intangibles, net	$—	$—	$2,064,444	$754,444	$2,818,888
Goodwill	$1,170,511	$1,948,875	$5,320,416	$1,985,211	$10,425,013
Total segment assets	$65,853,789	$56,118,243	$36,319,078	$13,054,971	$171,346,081
Assets of discontinued operations					$21,660,768
Total assets					$193,006,849

Revenue earned by major geographic region was:

	Year ended December 31,
	2023	2022
Cayman Islands	$41,728,340	$30,375,985
The Bahamas	31,221,633	29,943,615
United States	106,768,621	33,338,466
Revenue earned from management services agreement with OC-BVI	492,639	446,906
	$180,211,233	$94,104,972

Revenue earned from major customers was:

	Year ended December 31,
	2023	2022
Revenue earned from the WSC	$31,221,633	$29,943,615
Percentage of consolidated revenue earned from the WSC	17%	32%
Revenue earned from one service segment customer	$64,149,170	$11,805,752
Percentage of consolidated revenue earned from the one service segment customer	36%	13%

Property, plant and equipment, net by major geographic region was:

	December 31,
	2023	2022
Cayman Islands	$32,902,949	$28,068,156
The Bahamas	20,039,049	22,031,690
United States	2,940,523	2,429,699
	$55,882,521	$52,529,545

15. Cost of revenue and general and administrative expenses

	Year Ended December 31,
	2023	2022
Cost of revenue consist of:
Subcontractor and other project costs	$64,806,072	$17,847,124
Employee costs	18,935,014	14,036,117
Electricity	9,502,666	6,975,129
Fuel oil	9,024,836	10,203,690
Depreciation	5,632,998	5,261,463
Maintenance	2,992,872	2,786,258
Insurance	2,061,497	1,782,333
Retail license royalties	1,842,924	1,590,250
Other	3,485,249	3,267,485
	$118,284,128	$63,749,849

	Year Ended December 31,
	2023	2022
General and administrative expenses consist of:
Employee costs	$13,690,152	$11,209,635
Professional fees	2,012,092	1,760,279
Insurance	1,903,856	2,067,625
Directors’ fees and expenses	980,759	991,592
Office rent	882,686	793,380
Amortization of intangible assets	574,093	582,778
Investor relations	534,979	354,158
Business development expenses	578,086	395,660
Provision for credit losses	408,489	—
Computer supplies, software licenses	387,335	322,310
Bank charges	341,263	490,237
Depreciation	190,010	163,714
Other	2,268,566	1,938,866
	$24,752,366	$21,070,234

16. Stock-based compensation

The Company has the following stock compensation plans that form part of its employees’ and Directors’ remuneration:

Employee Share Incentive Plan (Preferred Stock)

Employees (i.e., other than Directors and Officers), after four consecutive years of employment, become eligible to receive shares of the Company’s preferred stock for $nil consideration under the Company’s Employee Share Incentive Plan. Once an individual becomes eligible for this plan, they are awarded shares of preferred stock in the month of June following their date of eligibility for the plan (the “grant date”) and in June of each subsequent year of the individual's employment for as long as the individual remains employed with the Company. If the employee remains with the Company through the fourth anniversary of a grant date, the preferred stock can be converted into shares of the Company’s common stock on a one for one basis. In addition, at the time the preferred stock is granted, the employee receives options to purchase an equal number of shares of preferred stock at a discount to the average trading price of the Company’s common stock for the first seven days of the October immediately preceding the date of the preferred stock grant. If these options are exercised, the shares of preferred stock obtained may also be converted to shares of common stock if the employee remains with the Company through the fourth anniversary of a grant date. Each employee’s option to purchase shares of preferred stock must be exercised within 30 days of the grant date, which is the 90th day after the date of the independent registered public accountants’ audit opinion on the Company’s consolidated financial statements. Shares of preferred stock not subsequently converted to shares of common stock are redeemable only at the discretion of the Company. Shares of preferred stock granted under this plan during the years ended December 31, 2023 and 2022 totaled 13,309 and 9,295, respectively, and an equal number of preferred stock options were granted in each of these years.

Employee Share Option Plan (Common Stock Options)

The Company has an employee stock option plan for four long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase common shares. The price at which the option may be exercised is the closing market price on the grant date, which is the 40th day after the date of the Company’s Annual Shareholder Meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of shares of preferred stock that employee receives for $nil consideration and (ii) the number of preferred stock options that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the 30th day after the fourth anniversary of the grant date. Options granted under this plan during the years ended December 31, 2023 and 2022 totaled 3,010 and 3,665, respectively.

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

The Company measures and recognizes compensation expense at fair value for all share-based payments, including stock options. Stock-based compensation for the Employee Share Incentive Plan, Employee Share Option Plan and the 2008 Equity Incentive Plan totaled $703,289 and $386,260 for the years ended December 31, 2023 and 2022, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of income.

The significant weighted average assumptions for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Risk free interest rate	5.06%	1.64%
Expected option life (years)	1.0	1.2
Expected volatility	42.42%	47.15%
Expected dividend yield	1.60%	2.35%

A summary of the Company’s stock option activity for the year ended December 31, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Options	Price	Life (Years)		Value (1)
Outstanding at beginning of period	11,740	$13.59
Granted	16,319	13.62
Exercised	(8,231)	12.12
Forfeited/expired	(7,653)	11.28
Outstanding as of December 31, 2023	12,175	$16.08	2.29	years	$237,705
Exercisable as of December 31, 2023	—	$—	—	years	$—
(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $35.60 on the Nasdaq Global Select Market on December 31, 2023, exceeds the exercise price of the option.

As of December 31, 2023, 12,175 non-vested options were outstanding, with weighted average exercise price of $16.08, and average remaining contractual life of 2.29 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $14,867 as of December 31, 2023 and are expected to be recognized over a weighted average period of 2.29 years.

The following table summarizes the weighted average fair value of options at the date of grant and the intrinsic value of options exercised during the years ended December 31, 2023 and 2022:

	2023	2022
Options granted with an exercise price below market price on the date of grant:
Employees — preferred stock	$12.21	$5.58
Overall weighted average	12.21	5.58

Options granted with an exercise price at market price on the date of grant:
Management employees	$—	$—
Employees — common stock	8.29	4.32
Overall weighted average	8.29	4.32

Options granted with an exercise price above market price on the date of grant:
Management employees	$—	$—
Employees — preferred stock	—	—
Overall weighted average	—	—

Total intrinsic value of options exercised	$104,559	$17,158

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

The non-performance-based stock grant rights, which are issued on January 1 of each year, vest in one-third increments at the end of each year over a three-year period. The number of non-performance-based stock grant rights issued on January 3, 2023 and 2022 were 29,508 and 32,265, respectively. These stock grant rights vest in one-third increments over the three-year periods ending December 31, 2025 and 2024, respectively. The total number of vested shares issued under prior years’ non-performance stock grant rights totaled 25,986 and 23,411 in the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, the Company recognized $366,058 and $325,270 in stock-based compensation expense, respectively, related to the incremental vesting of the non-performance stock grant rights.

The performance-based grants may be earned at the end of each year based upon the Company's three-year cumulative financial performance relative to three-year cumulative financial performance targets. The Company recognized $522,925 and $335,964 in stock-based compensation for the year ended December 31, 2023 and 2022, respectively, related to these grants.

A total of 26,742 stock grant rights were earned as of December 31, 2023 based upon the Company’s actual financial performance relative to the cumulative financial performance targets for the three-year period ended December 31, 2023 The shares associated with these grants will be issued in 2024.

A total of 13,797 stock grant rights were earned as of December 31, 2022 based upon the Company’s actual financial performance relative to the cumulative financial performance targets for the three-year period ended December 31, 2022. The shares associated with these grants were issued in 2023.

Non-Executive Directors’ Share Plan

This stock grant plan provides part of the Directors’ remuneration. Under this plan, non-Executive Directors receive a combination of cash and common stock for their participation in Board meetings. The number of shares of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Common stock granted under this plan during the years ended December 31, 2023 and 2022 totaled 22,831 and 30,767 shares, respectively. The Company recognized stock-based compensation for these share grants of $341,394 and $369,678 for the years ended December 31, 2023 and 2022, respectively.

17. Retirement benefits

Retirement plans are offered to all employees in California, Florida, Colorado, the Cayman Islands and The Bahamas. The plans are administered by third parties and are defined contribution plans pursuant to which the Company matches participating employees’ contributions up to certain amounts. The Company’s expense for these plans was $771,616 and $624,798 for the years ended December 31, 2023 and 2022, respectively.

18. Financial instruments

Credit risk:

The Company is not exposed to significant credit risk on its retail customer accounts as its policy is to cease supply of water to customers’ accounts that are more than 45 days overdue. The Company’s exposure to credit risk is concentrated on receivables from its bulk water, services, and manufacturing customers. The Company considers these receivables fully collectible and therefore has not recorded a material allowance for these receivables.

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

Fair values:

As of December 31, 2023 and 2022, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

As of December 31, 2023 and 2022, the Company does not have assets and liabilities measured at fair value to present in the fair value hierarchy.

19. Commitments and contingencies

Commitments

The Company has entered into employment agreements with certain executives, which expire through December 31, 2026 and provide for, among other things, base annual salaries in an aggregate amount of approximately $5.5 million, performance bonuses and various employee benefits.

The Company has purchase obligations totaling approximately $16.6 million through December 31, 2024.

Contingencies

Cayman Water

The Company sells water through its Cayman Water retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license has not been expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2023 and 2022, the Company generated approximately 17% and 27%, respectively, of its consolidated revenue and 26% and 44%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the 1990 license expired on January 31, 2018. The Company continues to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with its understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. The Company continues to pay the royalty of 7.5% of the revenue that Cayman Water collects as required under the 1990 license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $26.9 million and $16.3 million as of December 31, 2023 and 2022. Approximately 80% and 65% of the accounts receivable balances were delinquent as of those dates, respectively.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has not provided for a material allowance for credit losses for its accounts receivable from the WSC as of December 31, 2023.

CW-Bahamas held discussions with the WSC in March 2024 during which the WSC stated that the Government intends to substantially reduce CW-Bahamas’ accounts receivable from the WSC over the course of 2024.

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded the Government of The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s iterated these ratings in April and October 2023, noting that such ratings are “stable.”

If CW-Bahamas is unable to collect a sufficient portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) the Company may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) the Company may be required to provide an additional allowance for credit losses for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on the Company’s consolidated financial condition, results of operations, and cash flows.

20. Related party transactions

The Company, through PERC, purchased engineering and technology support services from various companies formerly affiliated with PERC, as a minority shareholder in these companies was also a minority shareholder of PERC. On January 4, 2023, as a result of CW-Holdings' exercise of a call option in October 2022, CW-Holdings purchased the remaining 39% ownership interest in PERC. After giving effect to this purchase, CW-Holdings owns 100% of the outstanding capital stock of PERC and, consequently, transactions with the formerly affiliated companies no longer constitute related party transactions. During the year ended December 31, 2022, the Company made total purchases of services from these companies of approximately $2,695,000. These total purchases are included in the Company’s cost of revenue in the accompanying consolidated statements of income.

PERC entered into a sublease agreement with one of these formerly affiliated companies that commenced on March 14, 2021 and ended August 31, 2021. This lease was extended on a month-to-month basis subsequent to August 31, 2021. During the year ended December 31, 2022, the Company recognized approximately $97,000 of expense related to this lease. This lease expense is included in the Company's general and administrative expenses in the accompanying consolidated statements of income.

The total amount of accounts payable outstanding to these companies as of December 31, 2022, was approximately $404,000.

21. Supplemental disclosure of cash flow information

	Year Ended December 31,
	2023	2022
Interest paid in cash	$21,417	$14,797
Income taxes paid in cash	$4,920,912	$211,000

Non-cash transactions:
Issuance of 13,309 and 9,295, respectively, shares of redeemable preferred stock for services rendered	$323,275	$133,197
Issuance of 68,864 and 72,597, respectively, shares of common stock for services rendered	$1,015,177	$877,298
Conversion (on a one-to-one basis) of 8,848 and 6,585, respectively, shares of redeemable preferred stock to common stock	$5,309	$3,951
Dividends declared but not paid	$1,502,506	$1,305,367
Issuance of 368,383 and 0, respectively, shares of common stock for the purchase of non-controlling interest in PERC	$5,359,973	$—
Transfers from inventory to property, plant and equipment and construction in progress	$317,853	$346,024
Transfers from construction in progress to property, plant and equipment	$7,093,158	$297,723
Right-of-use assets obtained in exchange for new operating lease liabilities	$745,078	$—
Purchase of equipment through issuance of long-term debt	$—	$188,645

22. Impact of recent accounting standards

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

Effect of newly issued but not yet effective accounting standards:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

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

Information required by this item with respect to our Directors and the nomination process is contained in the proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) under the heading “Proposal 1 - Election of Directors” and is incorporated by reference in this Annual Report.

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

To our knowledge, based solely on review of reports required by Section 16(a) of the Exchange Act and written representations from the certain reporting persons, we believe that during the fiscal year ended December 31, 2023, our officers, directors and significant shareholders have timely filed the appropriate form under Section 16(a) of the Exchange Act.

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

Engagement Agreement dated January 15, 2008 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed January 22, 2008, Commission File No. 0-25248)

10.5.1*

Employment contract dated January 14, 2008 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.11 filed as part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.5.2*

First Amendment to Employment Contract dated March 29, 2017 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as part of our Form 8-K filed April 4, 2017, Commission File No. 0-25248)

10.5.3*

Second Amendment of Engagement Agreement dated September 9, 2022 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated by reference to Exhibit 10.1 filed as part of our Form 8-K filed September 13, 2022, Commission File No. 0-25248)

10.6

Specimen Service Agreement between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

10.7*	Summary Share Grant Plan for Directors (incorporated herein by reference to Exhibit 10.24 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.8*	Employee Share Option Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.9*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended September 30, 2008, Commission File No. 0-25248)

10.10*	Employee Share Incentive Plan (incorporated by reference to Exhibit 4.3 filled as part of our Registration Statement on Form S-8 dated January 12, 2024, Commission File No. 333-276483)

10.11

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
10.13.1†

Form of Agreement for Desalinated Water Supply dated May 2005 among Water and Sewerage Corporation, Consolidated Water Co. Ltd. and Consolidated Water (Bahamas) Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.13.2†

Letter of Acceptance dated January 25, 2011 (effective January 31, 2011) between Water and Sewerage Corporation and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.13.3†

Proposal letter dated December 8, 2010 addressed to the Water and Sewerage Corporation (incorporated herein by reference to Exhibit 10.3 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.14.1

N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.1 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.14.2

Appendix to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.14.3

Exhibit Index to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.3 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.14.4

Exhibits to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.15

Public-Private Partnership Contract dated August 22, 2016 among Aguas de Rosarito S.A.P.I. de C.V., the State Water Commission of Baja California, the Government of Baja California represented by the Secretary of Planning and Finance, and the Public Utilities Commission of Tijuana. (incorporated herein by reference to Exhibit 10.1 to be filed as a part of our Amendment No. 1 to Form 8-K filed August 26, 2016, File No. 0-25248)

10.16

Letter dated June 29, 2020 from the Director General of the Comisión Estatal del Agua de Baja California to Aguas de Rosarito, S.A.P.I. de C.V. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed July 6, 2020, File No. 0-25248)

10.17

Procurement of and Operating Agreement for a Sea Water Desalination Plant at Red Gate Water Works, Grand Cayman, Cayman Islands, using the Reverse Osmosis Process (2021), effective as of May 10, 2022, by and between The Water Authority of the Cayman Islands and Ocean Conversion (Cayman) Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 10-Q filed November 14, 2022, File No. 0-25248)

10.18

Credit Agreement dated September 16, 2022 between Cayman Water Company Limited and Scotiabank & Trust (Cayman) Ltd. (incorporated by reference to Exhibit 10.1 filed as part of our Form 8-K filed September 20, 2022, Commission File No. 0-25248)

10.19

Letter dated September 16, 2022 from Scotiabank & Trust (Cayman) Ltd. to Cayman Water Company Limited. (incorporated by reference to Exhibit 10.2 filed as part of our Form 8-K filed September 20, 2022, Commission File No. 0-25248)

Number	Exhibit Description
10.20

Stock Purchase Agreement dated January 4, 2023 among Consolidated Water U.S. Holdings, Inc. and the Sellers. (incorporated by reference to Exhibit 10.2 filed as part of our Form 8-K filed January 9, 2023, Commission File No. 0-25248)

10.21

Agreement dated May 11, 2022 between PERC Water Corporation and Liberty (Litchfield Park Water & Sewer) Corp. (incorporated by reference to Exhibit 10.1 filed as part of our Form 10-Q for the fiscal quarter ended June 30, 2023, Commission File No. 0-25248)

10.22

Service Agreement for the Kalaeloa Seawater Desalination Facility Design, Build, Operate And Maintain Project Oahu, Hawaii dated June 2, 2023 between Kalaeloa Desalco LLC and The Board of Water Supply of the City and County of Honolulu, Hawaii (incorporated by reference to Exhibit 10.1 filed as part of our Form 8-K filed June 6, 2023, Commission File No. 0-25248)

10.23

Guaranty Agreement dated June 2, 2023 from Consolidated Water Co.  Ltd. to The Board of Water Supply of the City and County of Honolulu, Hawaii (incorporated by reference to Exhibit 10.2 filed as part of our Form 8-K filed June 6, 2023, Commission File No. 0-25248)

10.24

Stock Purchase Agreement dated November 2, 2023, but effective October 1, 2023 among PERC Water Corporation and Linda Ramey and Robert W. Ramey (incorporated by reference to Exhibit 10.1 filed as part of our Form 8-K filed November 7, 2023, Commission File No. 0-25248)

19**	Insider Trading and Disclosure of Non-Public Information Policy

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Marcum LLP - Consolidated Water Co. Ltd.

31.1**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

97**	Incentive Compensation Recoupment Policy

101.INS**	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

Number	Exhibit Description
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

Dated: March 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	March 27, 2024
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	March 27, 2024
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Executive Vice President & Chief Financial Officer	March 27, 2024
	David W. Sasnett	(Principal Financial and Accounting Officer)

By:	/s/ Linda Beidler-D’Aguilar	Director	March 27, 2024
Linda Beidler-D’Aguilar

By:	/s/ Brian E. Butler	Director	March 27, 2024
Brian E. Butler

By:	/s/ Carson K. Ebanks	Director	March 27, 2024
Carson K. Ebanks

By:	/s/ Clarence B. Flowers, Jr.	Director	March 27, 2024
Clarence B. Flowers, Jr.

By:	/s/ Leonard J. Sokolow	Director	March 27, 2024
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	March 27, 2024
Raymond Whittaker