Form 10-Q
period 2024-03-31
Consolidated Water Co. Ltd.
filed 2024-05-15
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, 15,828,929 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$46,177,641	$42,621,898
Accounts receivable, net	41,764,256	38,226,891
Inventory	4,181,593	6,044,642
Prepaid expenses and other current assets	2,766,319	4,056,370
Contract assets	23,340,495	21,553,057
Current assets of discontinued operations	542,257	211,517
Total current assets	118,772,561	112,714,375
Property, plant and equipment, net	54,848,748	55,882,521
Construction in progress	819,420	495,471
Inventory, noncurrent	5,005,026	5,045,771
Investment in OC-BVI	1,262,474	1,412,158
Goodwill	12,861,404	12,861,404
Intangible assets, net	3,189,092	3,353,185
Operating lease right-of-use assets	2,052,610	2,135,446
Other assets	3,227,950	3,407,973
Long-term assets of discontinued operations	21,126,898	21,129,288
Total assets	$223,166,183	$218,437,592

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$11,148,185	$11,604,369
Accrued compensation	4,337,849	3,160,030
Dividends payable	1,578,080	1,572,655
Current maturities of operating leases	381,423	456,865
Current portion of long-term debt	183,382	192,034
Contract liabilities	5,459,342	6,237,011
Deferred revenue	261,242	317,017
Current liabilities of discontinued operations	453,081	364,665
Total current liabilities	23,802,584	23,904,646
Long-term debt, noncurrent	149,824	191,190
Deferred tax liabilities	83,931	530,780
Noncurrent operating leases	1,735,851	1,827,302
Other liabilities	153,000	153,000
Total liabilities	25,925,190	26,606,918
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 44,025 and 44,297 shares, respectively	26,415	26,578
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,828,929 and 15,771,545 shares, respectively	9,497,357	9,462,927
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	92,431,605	92,188,887
Retained earnings	90,113,086	85,148,820
Total Consolidated Water Co. Ltd. stockholders' equity	192,068,463	186,827,212
Non-controlling interests	5,172,530	5,003,462
Total equity	197,240,993	191,830,674
Total liabilities and equity	$223,166,183	$218,437,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenue	$39,689,390	$32,868,990
Cost of revenue	25,811,367	22,309,908
Gross profit	13,878,023	10,559,082
General and administrative expenses	6,564,029	6,036,662
Gain on asset dispositions and impairments, net	—	5,916
Income from operations	7,313,994	4,528,336

Other income (expense):
Interest income	334,142	113,644
Interest expense	(33,501)	(37,844)
Profit-sharing income from OC-BVI	20,250	14,175
Equity in the earnings of OC-BVI	57,316	35,558
Other	39,977	31,526
Other income, net	418,184	157,059
Income before income taxes	7,732,178	4,685,395
Provision for income taxes	621,696	449,485
Net income from continuing operations	7,110,482	4,235,910
Income from continuing operations attributable to non-controlling interests	169,068	163,121
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	6,941,414	4,072,789
Loss from discontinued operations	(467,066)	(259,163)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$6,474,348	$3,813,626

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.44	$0.26
Discontinued operations	(0.03)	(0.02)
Basic earnings per share	$0.41	$0.24

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.43	$0.26
Discontinued operations	(0.03)	(0.02)
Diluted earnings per share	$0.40	$0.24

Dividends declared per common and redeemable preferred shares	$0.095	$0.085

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,828,929	15,723,595
Diluted earnings per share	15,984,548	15,888,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2023	44,297	$26,578	15,771,545	$9,462,927	$92,188,887	$85,148,820	$5,003,462	$191,830,674
Issue of share capital	—	—	57,384	34,430	(34,430)	—	—	—
Buyback of preferred stock	(272)	(163)	—	—	(2,727)	—	—	(2,890)
Net income	—	—	—	—	—	6,474,348	169,068	6,643,416
Dividends declared	—	—	—	—	—	(1,510,082)	—	(1,510,082)
Stock-based compensation	—	—	—	—	279,875	—	—	279,875
Balance as of March 31, 2024	44,025	$26,415	15,828,929	$9,497,357	$92,431,605	$90,113,086	$5,172,530	$197,240,993

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2022	34,383	$20,630	15,322,875	$9,193,725	$89,205,159	$61,247,699	$8,096,976	$167,764,189
Issue of share capital	—	—	44,783	26,870	(26,870)	—	—	—
Net income	—	—	—	—	—	3,813,626	163,121	3,976,747
Purchase of remaining non-controlling interest in PERC	—	—	368,383	221,030	1,006,248		(3,667,305)	(2,440,027)
Dividends declared	—	—	—	—	—	(1,342,015)	—	(1,342,015)
Stock-based compensation	—	—	—	—	463,893	—	—	463,893
Balance as of March 31, 2023	34,383	$20,630	15,736,041	$9,441,625	$90,648,430	$63,719,310	$4,592,792	$168,422,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income attributable to Consolidated Water Co. Ltd. stockholders	$6,474,348	$3,813,626
Income from continuing operations attributable to non-controlling interests	169,068	163,121
Net income	6,643,416	3,976,747
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign currency transaction adjustment - discontinued operations	(959)	(1,344)
Loss from discontinued operations	468,025	260,507
Depreciation and amortization	1,674,699	1,594,078
Deferred income tax benefit	(446,849)	(37,651)
Provision for credit losses	177,849	(26,873)
Compensation expense relating to stock and stock option grants	279,875	463,893
Gain on asset dispositions and impairments, net	—	(5,915)
Profit-sharing and equity in earnings of OC-BVI	(77,566)	(49,733)
Distribution of earnings from OC-BVI	227,250	303,000

Change in:
Accounts receivable	(3,715,214)	(2,475,548)
Contract assets	(1,787,438)	(3,213,865)
Inventory	1,746,438	(3,382,870)
Prepaid expenses and other assets	1,275,345	108,131
Accounts payable, accrued expenses and other current liabilities	721,635	1,474,583
Contract liabilities	(777,669)	6,695,239
Operating lease liabilities	(1,302)	(1,300)
Deferred revenue	(55,775)	(9,569)
Net cash provided by operating activities - continuing operations	6,351,760	5,671,510
Net cash used in operating activities - discontinued operations	(401,758)	(324,965)
Net cash provided by operating activities	5,950,002	5,346,545

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(531,452)	(1,381,796)
Proceeds from asset dispositions	—	15,944
Purchase of remaining non-controlling interest in PERC	—	(2,440,027)
Net cash used in investing activities	(531,452)	(3,805,879)

Cash flows from financing activities
Dividends paid to common shareholders	(1,500,449)	(1,303,974)
Dividends paid to preferred shareholders	(4,208)	(2,922)
Buyback of redeemable preferred stock	(2,890)	—
Principal repayments on long-term debt	(50,018)	(27,218)
Net cash used in financing activities	(1,557,565)	(1,334,114)
Net increase in cash and cash equivalents	3,860,985	206,552
Cash and cash equivalents at beginning of period	42,621,898	50,711,751
Cash and cash equivalents at beginning of period - discontinued operations	91,283	442,252
Less: cash and cash equivalents at end of period - discontinued operations	(396,525)	(256,287)
Cash and cash equivalents at end of period	$46,177,641	$51,104,268

Non-cash transactions:
Issuance of 57,384 and 44,873, respectively, shares of common stock for services rendered	$730,524	$621,811
Dividends declared but not paid	$1,507,931	$1,342,695
Issuance of 0 and 368,383, respectively, shares of common stock for the purchase of non-controlling interest in PERC	$—	$5,359,973
Transfers from inventory to property, plant and equipment and construction in progress	$157,356	$61,665
Transfers from construction in progress to property, plant and equipment	$184,402	$133,664
Transfers from prepaid expenses to property, plant and equipment	$67,136	$91,123
Transfers from prepaid expenses to inventory	$—	$238,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd. and its subsidiaries (collectively, the “Company”) supply potable water, treat wastewater and water for reuse, and provide water-related products and services to customers in the Cayman Islands, The Bahamas, the United States and the British Virgin Islands. The Company produces potable water from seawater using reverse osmosis technology and sells this water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The Company designs, constructs and sells water production and water treatment infrastructure and manages water infrastructure for commercial and governmental customers. The Company also manufactures a wide range of specialized and custom water industry related products and provides design, engineering, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment.

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

In September 2021, Kalaeloa Desalco was formed to pursue a project in Oahu, Hawaii. On June 2, 2023, Kalaeloa Desalco signed a definitive agreement with the Honolulu Board of Water Supply to design, construct, operate and maintain a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii.

Effective October 1, 2023, the Company purchased, through its wholly-owned subsidiary PERC, a 100% ownership interest in REC, a Colorado company that operates and maintains water and wastewater treatment facilities and provides technical services to clients throughout the Rocky Mountain and Eastern Plains Regions of Colorado. PERC acquired REC for approximately $4.1 million and recorded goodwill and intangible assets from this acquisition of $2,436,391 and $1,108,390 respectively.

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows as of and for the periods presented. The consolidated results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2024.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed consolidated financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Net foreign currency gains arising from transactions and re-measurements were $24,197 and $25,779 for the three months ended March 31, 2024 and 2023, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and certificates of deposit at banks with an original maturity of three months or less. Cash and cash equivalents as of March 31, 2024 and December 31, 2023 include approximately $5.2 million and $5.1 million, respectively, of certificates of deposits with an original maturity of three months or less.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances held in The Bahamas as of March 31, 2024 and December 31, 2023 were approximately $6.9 million and $3.0 million, respectively.

Goodwill and intangible assets: Goodwill represents the excess cost of an acquired business over the fair value of the assets and liabilities of the acquired business as of the date of acquisition. Goodwill and intangible assets recorded as a result of a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or upon the identification of a triggering event. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. The Company evaluates the possible impairment of goodwill annually as part of its reporting process for the fourth quarter of each fiscal year. Management identifies the Company’s reporting units for goodwill impairment testing purposes, which consist of Cayman Water, the bulk segment (which is comprised of CW-Bahamas and OC-Cayman), PERC, REC, and the manufacturing segment (i.e., Aerex), and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares these fair values to the carrying amounts of the reporting units. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment loss is recorded.

For the year ended December 31, 2023, the Company elected to assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment testing that was conducted in prior years for the reporting units. The Company assessed the relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units were less than their carrying values. The events and circumstances assessed for each reporting unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events. Based upon this qualitative assessment, the Company determined that it is more likely than not that the fair values of its reporting units exceeded their carrying values as of December 31, 2023.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Three Months Ended March 31,
	2024	2023
Retail revenue	$8,624,938	$7,771,095
Bulk revenue	8,342,094	9,004,373
Services revenue	17,417,611	12,721,701
Manufacturing revenue	5,304,747	3,371,821
Total revenue	$39,689,390	$32,868,990

Services revenue consists of the following:

	Three Months Ended March 31,
	2024	2023
Construction revenue	$9,203,662	$8,693,516
Operations and maintenance revenue	7,099,354	3,685,805
Design and consulting revenue	1,114,595	342,380
Total services revenue	$17,417,611	$12,721,701

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

Services and Manufacturing revenue

The Company designs, constructs, sells, operates and maintains, and provides consulting services related to water, wastewater and water reuse infrastructure through PERC. All of PERC's customers are companies or governmental entities located in the United States. Effective October 2023, PERC acquired REC, a company that provides operations and maintenance and consulting services to companies and governmental entities located in the state of Colorado.

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

For the three months ended March 31, 2024 and 2023, the Company recognized $9,397,093 and $8,588,584, respectively, of its services revenue from the transfer of goods or services to customers over time. The remaining services revenue of $8,020,518 and $4,133,117, respectively, was recognized from the transfer of goods or services to customers at a point in time. For the three months ended March 31, 2024 and 2023, the Company recognized all of its manufacturing revenue from the transfer of goods or services to customers over time.

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	March 31,	December 31,
	2024	2023
Revenue recognized to date on contracts in progress	$122,712,011	$108,952,682
Amounts billed to date on contracts in progress	(113,622,422)	(101,724,459)
Retainage	8,791,564	8,087,823
Net contract asset	$17,881,153	$15,316,046

The above net balances are reflected in the accompanying condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2024	2023
Contract assets	$23,340,495	$21,553,057
Contract liabilities	(5,459,342)	(6,237,011)
Net contract asset	$17,881,153	$15,316,046

As of March 31, 2024, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $152.3 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $15.0 million during the remainder of the year ending December 31, 2024 and approximately $137.3 million thereafter. In addition, the Company recognized revenue of approximately $2.8 million in the three months ended March 31, 2024, that was included in the contract liability balance as of December 31, 2023.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2023 have been reclassified to conform to the current period’s presentation.

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

	Three Months Ended March 31, 2024
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$8,624,938	$8,342,094	$17,417,611	$5,304,747	$39,689,390
Cost of revenue	3,551,344	5,565,258	12,668,939	4,025,826	25,811,367
Gross profit	5,073,594	2,776,836	4,748,672	1,278,921	13,878,023
General and administrative expenses	4,104,332	344,141	1,597,854	517,702	6,564,029
Income from operations	$969,262	$2,432,695	$3,150,818	$761,219	7,313,994
Other income, net					418,184
Income before income taxes					7,732,178
Provision for income taxes					621,696
Net income from continuing operations					7,110,482
Income from continuing operations attributable to non-controlling interests					169,068
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					6,941,414
Net loss from discontinued operations					(467,066)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$6,474,348

Depreciation and amortization expenses for the three months ended March 31, 2024 for the retail, bulk, services and manufacturing segments were $640,470, $716,328, $251,752 and $66,149, respectively.

	Three Months Ended March 31, 2023
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$7,771,095	$9,004,373	$12,721,701	$3,371,821	$32,868,990
Cost of revenue	3,550,794	6,243,146	10,044,078	2,471,890	22,309,908
Gross profit	4,220,301	2,761,227	2,677,623	899,931	10,559,082
General and administrative expenses	4,177,107	352,975	1,088,672	417,908	6,036,662
Gain (loss) on asset dispositions and impairments, net	(7,287)	11,270	—	1,933	5,916
Income from operations	$35,907	$2,419,522	$1,588,951	$483,956	4,528,336
Other income, net					157,059
Income before income taxes					4,685,395
Provision for income taxes					449,485
Net income from continuing operations					4,235,910
Income attributable to non-controlling interests					163,121
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					4,072,789
Net loss from discontinued operations					(259,163)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$3,813,626

Depreciation and amortization expenses for the three months ended March 31, 2023 for the retail, bulk, services and manufacturing segments were $626,637, $728,129, $171,349 and $67,963, respectively.

	As of March 31, 2024
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$3,772,393	$25,652,487	$9,071,028	$3,268,348	$41,764,256
Inventory, current and non-current	$3,076,106	$4,885,944	$—	$1,224,569	$9,186,619
Contract assets	$—	$—	$17,995,584	$5,344,911	$23,340,495
Property, plant and equipment, net	$32,429,299	$19,686,717	$1,047,825	$1,684,907	$54,848,748
Construction in progress	$659,798	$12,661	$—	$146,961	$819,420
Intangibles, net	$—	$—	$2,551,314	$637,778	$3,189,092
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$12,861,404
Total segment assets	$58,080,386	$66,445,312	$60,231,126	$16,740,204	$201,497,028
Assets of discontinued operations					$21,669,155
Total assets					$223,166,183

	As of December 31, 2023
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$3,425,948	$26,965,126	$6,802,780	$1,033,037	$38,226,891
Inventory, current and non-current	$3,041,460	$4,858,324	$55,272	$3,135,357	$11,090,413
Contract assets	$—	$—	$17,715,872	$3,837,185	$21,553,057
Property, plant and equipment, net	$32,809,487	$20,370,056	$1,143,884	$1,559,094	$55,882,521
Construction in progress	$380,436	$—	$—	$115,035	$495,471
Intangibles, net	$—	$—	$2,692,074	$661,111	$3,353,185
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$12,861,404
Total segment assets	$58,774,647	$63,956,725	$58,476,773	$15,888,642	$197,096,787
Assets of discontinued operations					$21,340,805
Total assets					$218,437,592

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2024	2023
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$6,941,414	$4,072,789
Less: preferred stock dividends	(4,182)	(2,923)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	6,937,232	4,069,866
Loss from discontinued operations	(467,066)	(259,163)
Net income available to common shares in the determination of basic earnings per common share	$6,470,166	$3,810,703

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,828,929	15,723,595
Plus:
Weighted average number of preferred shares outstanding during the period	44,180	34,383
Potential dilutive effect of unexercised options and unvested stock grants	111,439	130,050
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,984,548	15,888,028

5. Discontinued operations - Mexico project development

In 2010, the Company began the pursuit, through its Netherlands subsidiary, CW-Cooperatief, and its Mexico subsidiary, NSC, of a project (the “Project”) that encompassed the construction, operation and minority ownership of a 100 million gallons per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system.

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

In August 2016, NSC and NuWater incorporated a new company under the name AdR to pursue completion of the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. NSC initially owned 99.6% of the equity of AdR. In February 2018, CW-Holdings acquired the remaining 0.4% ownership in AdR from NuWater.

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

As a result of the cancellation of the APP Contract, in 2020 the Company discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as the costs for legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, are classified as discontinued operations in the accompanying condensed consolidated financial statements.

Summarized financial information for the discontinued Mexico project development operation is as follows:

	March 31,	December 31,
	2024	2023

Cash	$396,525	$91,283
Prepaid expenses and other current assets	145,732	120,234
Land	21,126,898	21,126,898
Other assets	—	2,390
Total assets of discontinued operations	$21,669,155	$21,340,805

Total liabilities of discontinued operations	$453,081	$364,665

	Three Months Ended March 31,
	2024	2023
Revenue	$—	$—
Loss from discontinued operations	$467,066	$259,163
Depreciation expense	$—	$—

Mexico Project litigation

a)	EWG request of precautionary measures

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

On July 28, 2023, the Rosarito Court issued a resolution in which it: (i) granted the precautionary measures requested by EWG, subject to the posting of a bond in the amount of MXN$1,500,000 (One Million Five Hundred Thousand Mexican Pesos), and (ii) ordered that once the precautionary measures were executed, EWG would have three business days, counted from the posting of the bond, to initiate and prove to the Rosarito Court that it initiated the arbitration. To the Company’s knowledge EWG has not posted the bond. Consequently, NSC has not been summoned to an arbitration procedure.

As EWG has apparently not posted the bond set by the Rosarito Court (i) the precautionary measures have not been enforced; (ii) no securing or attachment has been registered against the real estate of NSC; and (iii) NSC has not been formally summoned to this procedure. As stated previously, NSC is unaware of any arbitration commenced by EWG regarding this matter.

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

The Federal District Court in Tijuana has not been able to summon EWG on this amparo suit, as it has not been able to determine or obtain an address for such summons. As such, the Federal District Court in Tijuana has requested various authorities to provide information on any domicile where EWG can be summoned.

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	March 31,	December 31,
	2024	2023
ASSETS
Current
Prepaid expenses and other current assets	$27,786	$110,541
Current assets of discontinued operations	—	—
Noncurrent
Operating lease right-of-use assets	2,052,610	2,135,446
Total lease right-of-use assets	$2,080,396	$2,245,987

LIABILITIES
Current
Current maturities of operating leases	$381,423	$456,865
Current liabilities of discontinued operations	—	—
Noncurrent
Noncurrent operating leases	1,735,851	1,827,302
Total lease liabilities	$2,117,274	$2,284,167

Weighted average remaining lease term:
Operating leases	6.1 years	6.1 years

Weighted average discount rate:
Operating leases	5.71%	5.67%

The components of lease costs were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$205,872	$170,378
Short-term lease costs	69,709	25,346
Lease costs - discontinued operations	12,120	10,786
Total lease costs	$287,701	$206,510

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$198,504	$180,890
Operating cash outflows for operating leases - discontinued operations	—	2,732

Future lease payments relating to the Company’s operating lease liabilities from continuing operations as of March 31, 2024 were as follows:

Years ending December 31,	Total
2024	$380,322
2025	462,990
2026	379,019
2027	336,597
2028	341,687
Thereafter	639,929
Total future lease payments	2,540,544
Less: imputed interest	(423,270)
Total lease obligations	2,117,274
Less: current obligations	(381,423)
Noncurrent lease obligations	$1,735,851

7. Fair value

As of March 31, 2024 and December 31, 2023, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

As of March 31, 2024 and December 31, 2023, the Company does not have assets and liabilities measured at fair value to present in the fair value hierarchy.

8. Contingencies

Cayman Water

The Company sells water through its Cayman Water retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license has not been expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2024 and 2023, the Company generated approximately 22% and 24%, respectively, of its consolidated revenue and 37% and 40%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the 1990 license expired on January 31, 2018. The Company continues to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with its understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension The Company continues to pay the royalty of 7.5% of the revenue that Cayman Water collects as required under the 1990 license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $25.6 million and $26.9 million as of March 31, 2024 and December 31, 2023, respectively. Approximately 79% and 80% of the accounts receivable balances were delinquent as of those dates, respectively.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has not provided a material allowance for credit losses for its accounts receivable from the WSC as of March 31, 2024.

CW-Bahamas held discussions with the WSC in March 2024 and with representatives of The Bahamas Government in April 2024 during which CW-Bahamas was informed that the Government intends to substantially reduce CW-Bahamas’ accounts receivable from the WSC over the course of 2024.

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s iterated these ratings in April and October 2023 and April 2024, noting that such ratings are “stable.”

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

9. Impact of recent accounting standards

Adoption of new accounting standards:

None.

Effect of newly issued but not yet effective accounting standards:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.

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

10. Subsequent events

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

The forward-looking statements contained in this report are not guarantees of future performance and involve assumptions and certain risks and uncertainties which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	tourism and weather conditions in the areas we serve;
●	the economic, political and social conditions of each country in which we conduct or plan to conduct business;
●	our relationships with the government entities and other customers we serve;
●	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
●	our ability to successfully enter new markets; and
●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our 2023 Annual Report on Form 10-K.

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

Goodwill and Intangible Assets

Goodwill represents the excess cost of an acquired business over the fair value of the assets and liabilities of the acquired business as of the date of acquisition. Goodwill and intangible assets recorded as a result of a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or upon the identification of a triggering event. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. We evaluate the possible impairment of goodwill annually as part of our reporting process for the fourth quarter of each fiscal year. Management identifies our reporting units for goodwill impairment testing purposes, which consist of Cayman Water, the bulk segment (which is comprised of CW-Bahamas and OC-Cayman), PERC, REC, and the manufacturing segment (i.e., Aerex), and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit and compare these fair values to the carrying amounts of the reporting units. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment loss is recorded.

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

In 2020, approximately 80% of Aerex’s revenue, and 89% of Aerex’s gross profit were generated from sales to one customer. While Aerex sells various products to this customer, Aerex’s revenue from this customer had historically been derived primarily from one specialized product. In October 2020, this customer informed Aerex that, for inventory management purposes, it was suspending its purchases of the specialized product from Aerex following 2020 for a period of approximately one year. This customer informed Aerex at that time that it expected to recommence its purchases of the specialized product from Aerex beginning with the first quarter of 2022. As a result of this anticipated loss of revenue for Aerex, we updated our projections for our manufacturing reporting unit’s future cash flows. Such projections assumed, in part, that Aerex’s major customer would recommence its purchases from Aerex in 2022 but at a reduced aggregate amount, as compared to 2020. Based upon these updated projections, we tested our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. As a result of these impairment tests, we determined that the estimated fair value of our manufacturing reporting unit exceeded its carrying value by approximately 31% as of December 31, 2020.

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

Construction and Manufacturing Contract Revenue Recognition

We design, construct, and sell desalination infrastructure through DesalCo, which serves customers in the Cayman Islands, The Bahamas, and the British Virgin Islands. We design, construct, and sell wastewater and water reuse infrastructure in the United States through PERC. Aerex, is a custom and specialty manufacturer in the United States of water treatment-related systems and products applicable to commercial, municipal and industrial water production.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1. “Financial Statements” of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023 (“2023 Form 10-K”) and the information set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

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

As a result of the cancellation of the APP Contract, in 2020 we discontinued all development activities associated with the Project and commenced active marketing efforts to sell the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as the costs for our legal and administrative activities to pursue reimbursement from the State of Baja California following the cancellation of the APP Contract, are classified as discontinued operations in the accompanying condensed consolidated financial statements. Our net losses from discontinued operations for the three months ended March 31, 2024 and 2023 were ($467,066) and ($259,163), respectively.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2024 was $6,474,348 ($0.40 per share on a fully diluted basis), as compared to net income of $3,813,626 ($0.24 per share on a fully diluted basis) for 2023.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2024 was $6,941,414 ($0.43 per share on a fully diluted basis), as compared to a net income from continuing operations of $4,072,789 ($0.26 per share on a fully diluted basis) for 2023.

Revenue for 2024 increased to $39,689,390 from $32,868,990 in 2023, reflecting revenue increases in all segments except for the bulk segment which had a slight decrease. Gross profit for 2024 was $13,878,023 (35% of total revenue) as compared to $10,559,082 (32% of total revenue) for 2023. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $6,564,029 for 2024 as compared to $6,036,662 for 2023. The increase in G&A expenses for 2024 relates primarily to additional G&A expenses of approximately $388,000 attributable to REC, which was acquired in the fourth quarter of 2023.

Other income (expense), net, increased to $418,184 for 2024 as compared to an expense of $157,059 for 2023 primarily due to interest income which increased by approximately $132,500 in 2024 primarily due to the increase in CW-Bahamas delinquent accounts receivable balances, on which we earn interest income. The balance of the increase is due to higher earning on interest earning assets.

Results by Segment

Retail Segment:

The retail segment contributed $969,262 and $35,907 to our income from operations for 2024 and 2023, respectively.

Revenue generated by our retail water operations increased to $8,624,938 in 2024 from $7,771,095 in 2023 due to an overall 6% increase in the volume of water sold. The volume of water sold to end consumers within our retail service area increased by 10%, but was partially offset by reduced volume sales to the WAC. We believe the increase in the volume of water sold in 2024 resulted in part from a 2.8% increase in the number of customer accounts in our license area from 2023 to 2024. In addition, significantly less rainfall on Grand Cayman in 2024 as compared to 2023 was also a likely contributor to the increase in water sold from 2023 to 2024.

Retail segment gross profit increased to $5,073,594 (59% of retail revenue) for 2024 from $4,220,301 (54% of retail revenue) for 2023 due to the revenue increase. Retail segment gross profit as a percentage of revenue increased in 2024 as compared to 2023 due to; (i) the overall increase in water volume sold and (ii) the higher average rate we charged for water in 2024 due to significantly lower sales to the WAC which pays a lower rate for water compared to customers within our retail service area.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained relatively consistent at $4,104,332 for 2024 as compared to $4,177,107 for 2023.

Bulk Segment:

The bulk segment contributed $2,432,695 and $2,419,522 to our income from operations for 2024 and 2023, respectively.

Bulk segment revenue was $8,342,094 and $9,004,373 for 2024 and 2023, respectively. The decrease in bulk revenue from 2023 to 2024 reflects a 2% decrease in the volume of water sold and a decrease in the price of energy for CW-Bahamas, which decreased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $2,776,836 (33% of bulk revenue) and $2,761,227 (31% of bulk revenue) for 2024 and 2023, respectively. Gross profit as a percentage of revenue increased in 2024 as compared to 2023 due to a reduction in the price of energy and reductions in various operating expenses, most notably chemicals.

Bulk segment G&A expenses remained relatively consistent at $344,141 for 2024 as compared to $352,975 for 2023.

Services Segment:

The services segment contributed $3,150,818 and $1,588,951 to our income from operations for 2024 and 2023, respectively.

Services segment revenue increased to $17,417,611 for 2024 from $12,721,701 for 2023. Construction revenue was $9,203,662 in 2024 as compared to $8,693,516 in 2023. We recognized approximately $4.9 million and $6.4 million in construction revenue for the Liberty Utilities contract in 2024 and 2023, respectively. This contract is substantially completed and we expect final completion of this contract by the end of the second quarter of 2024. Revenue generated under operations and maintenance contracts increased to $7,099,354 in 2024 from $3,685,805 in 2023. The acquisition of REC effective October 2023 constituted $1,818,039 of this operations and maintenance contracts revenue increase and the remainder of the increase related to new PERC contracts.

Gross profit for the services segment increased to $4,748,672 (27% of services revenue) in 2024 from $2,677,623 (21% of services revenue) in 2023 due to the increased revenue. The increase in gross profit as a percentage of revenue from 2023 to 2024 reflects improved margins on both our construction and operations and maintenance activities.

G&A expenses for the services segment increased to $1,597,854 for 2024 as compared to $1,088,672 for 2023 primarily due to the addition of G&A expenses of aproximately $388,000 for REC, which was acquired in the fourth quarter of 2023.

Manufacturing Segment:

The manufacturing segment contributed $761,219 and $483,956 to our income from operations in 2024 and 2023, respectively.

Manufacturing revenue was $5,304,747 and $3,371,821 for 2024 and 2023, respectively. The growth in manufacturing revenue for 2024 reflects increased production activity.

Manufacturing gross profit was $1,278,921 (24% of manufacturing revenue) for 2024 as compared to a gross profit of $899,931 (27% of manufacturing revenue) for 2023. The increase in manufacturing gross profit in dollars reflects the increase in revenue. Gross profit as a percentage of revenue decreased due to a lower margin product mix.

G&A expenses for the manufacturing segment remained relatively consistent at $517,702 for 2024 as compared to $417,908 for 2023.

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as of March 31, 2024 as compared to December 31, 2023 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable increased by approximately $3.5 million primarily due to a $2.3 million increase in the services segment and a $2.2 million increase in Aerex accounts receivables offset by a $1.3 million decrease in CW-Bahamas’ accounts receivable.

Current inventory decreased by approximately $1.9 million primarily due to a decrease in Aerex’s inventory due to the delivery of work orders that increased Aerex’s accounts receivable.

Prepaid expenses and other current assets decreased by approximately $1.3 million primarily due to a reduction of approximately $900,000 in prepaid insurance and a reduction of approximately $163,000 in prepaid taxes.

Contract assets increased by approximately $1.8 million primarily due to a $1.5 million increase in Aerex’s contract assets.

Property, plant and equipment, net, decreased by approximately $1.0 million due to the scheduled depreciation of fixed assets.

Accrued compensation increased by approximately $1.2 million primarily due to accrued salaries and accrued staff and project bonuses for the three months ended March 31, 2024.

Contract liabilities decreased by approximately $778,000 primarily due to a $724,000 decrease in billings made by the services segment in connection with Kalaeloa Desalco’s contract with the Board of Water Supply of the City and County of Honolulu, Hawaii.

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

Liquidity Position

Our projected liquidity requirements for the balance of 2024 include capital expenditures for our existing operations of approximately $9.0 million, which includes approximately $2.8 million to be incurred for our new West Bay plant. We paid approximately $1.6 million for dividends in April 2024. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board.

As of March 31, 2024, we had cash and cash equivalents of $46.2 million and working capital of $95.0 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $25.6 million and $26.9 million as of March 31, 2024 and December 31, 2023, respectively. Approximately 79% and 80% of the accounts receivable balances were delinquent as of those dates, respectively. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary. CW-Bahamas has been unable to pay a dividend to its shareholders since August 2022 due to liquidity constraints.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of March 31, 2024.

CW-Bahamas held discussions with the WSC in March 2024 and with representatives of The Bahamas Government in April 2024 during which CW-Bahamas was informed that the Government intends to substantially reduce CW-Bahamas’ accounts receivable from the WSC over the course of 2024.

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s iterated these ratings in April and October 2023 and April 2024, noting that such ratings are “stable.” Based upon our review of this Moody’s correspondence, we continue to believe that no material allowance for credit losses is required for CW-Bahamas’ accounts receivable from the WSC.

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

Discussion of Cash Flows for the Three Months Ended March 31, 2024

Our cash and cash equivalents increased to $46,177,641 as of March 31, 2024 from $42,621,898 as of December 31, 2023.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $5,950,002. This net cash reflects the net income generated for the three months ended March 31, 2024 of $6,643,416 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $1,674,699, an increase in accounts receivable of $3,715,214, an increase in contract assets of $1,787,438, an increase in accrued compensation of $1,177,819, offset by decreases in inventory of $1,746,438 and prepaid expenses and other assets of $1,275,345.

Cash Flows from Investing Activities

Net cash used by our investing activities was $531,452 for additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used by our financing activities was $1,557,565, almost all of which related to the payment of dividends.

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

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license has not been expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2024 and 2023, we generated approximately 22% and 24%, respectively, of our consolidated revenue and 37% and 40%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

Adoption of New Accounting Standards

None.

Effect of Newly Issued but not yet Effective Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this guidance.

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

Dividends

●	On January 31, 2024, we paid a dividend of $0.095 to shareholders of record on January 2, 2024.
●	On April 30, 2024, we paid a dividend of $0.095 to shareholders of record on April 1, 2024.

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

Impact of Inflation

Under the terms of our Cayman Islands license and our water sales agreements in The Bahamas and the British Virgin Islands, our water rates are automatically adjusted for inflation on an annual basis. Therefore, the impact of inflation on our gross profit, measured in consistent dollars, historically has not been material. However, we have not increased our retail water rates since January 2018 (despite the inflation that has occurred since that date) due to the lack of a resolution of our negotiations with OfReg for a new retail license. This lack of a rate increase over the long-term could adversely affect the profitability of our retail segment. Furthermore, our manufacturing segment has in the past been adversely impacted by significant increases in raw material costs and our services segment could suffer similar adverse impacts in the future. Should the current inflationary trend continue, our consolidated results of operations and cash flows could be materially adversely affected. In general, our operating and maintenance contracts are adjusted annually for the impacts of inflation.

While PERC’s operations and maintenance contracts are generally adjusted for inflation on an annual basis, such adjustment for some of these contracts is limited to 3% annually.

Kalaeloa Desalco, which is jointly owned by PERC and CW-Holdings, has signed a definitive agreement with the Honolulu Board of Water Supply to design, construct, operate and maintain a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii. Approximately 80% of the $150 million price for the construction of this plant is subject to adjustment based upon changes in inflation indices from the date the contract was executed to the date construction begins.

Increases in fuel and energy costs and other items could create additional credit risks for us, as our customers’ ability to pay our invoices could be adversely affected by such increases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2023 to the end of the period covered by this report.

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

On July 28, 2023, the Rosarito Court issued a resolution in which it: (i) granted the precautionary measures requested by EWG, subject to the posting of a bond in the amount of MXN$1,500,000 (One Million Five Hundred Thousand Mexican Pesos), and (ii) ordered that once the precautionary measures were executed, EWG would have three business days, counted from the posting of the bond, to initiate and prove to the Rosarito Court that it initiated the arbitration. To the Company’s knowledge EWG has not posted the bond. Consequently, NSC has not been summoned to an arbitration procedure.

As EWG has apparently not posted the bond set by the Rosarito Court (i) the precautionary measures have not been enforced; (ii) no securing or attachment has been registered against the real estate of NSC; and (iii) NSC has not been formally summoned to this procedure. As stated previously, NSC is unaware of any arbitration commenced by EWG regarding this matter.

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

The Federal District Court in Tijuana has not been able to summon EWG on this amparo suit, as it has not been able to determine or obtain an address for such summons. As such, the Federal District Court in Tijuana has requested various authorities to provide information on any domicile where EWG can be summoned.

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

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our other periodic reports on Form 10-Q and Form 8-K.

Our exclusive license to provide water to retail customers in the Cayman Islands has not been expressly extended and we are presently unable to predict the outcome of our on-going negotiations relating to this license.

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license has not been expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2024 and 2023, we generated approximately 22% and 24%, respectively, of our consolidated revenue and 37% and 40%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

Periodically, our Bahamas subsidiary experiences substantial delays in the collection of its accounts receivable. As a result, our Bahamas subsidiary could have insufficient liquidity to continue operations, and our consolidated results of operations and cash flows could be materially adversely affected.

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $25.6 million as of March 31, 2024. Approximately 79% of this March 31, 2024 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of March 31, 2024.

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s iterated these ratings in April and October 2023 and April 2024, noting that such ratings are “stable.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2024.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 15, 2024