Form 10-Q
period 2024-06-30
Consolidated Water Co. Ltd.
filed 2024-08-14
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, 15,834,459 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$96,670,206	$42,621,898
Accounts receivable, net	39,664,848	38,226,891
Inventory	4,561,374	6,044,642
Prepaid expenses and other current assets	2,945,174	4,056,370
Contract assets	5,413,780	21,553,057
Current assets of discontinued operations	1,503,473	211,517
Total current assets	150,758,855	112,714,375
Property, plant and equipment, net	54,368,951	55,882,521
Construction in progress	1,245,998	495,471
Inventory, noncurrent	4,999,102	5,045,771
Investment in OC-BVI	1,311,271	1,412,158
Goodwill	12,861,404	12,861,404
Intangible assets, net	3,025,000	3,353,185
Operating lease right-of-use assets	3,532,430	2,135,446
Other assets	3,058,949	3,407,973
Long-term assets of discontinued operations	—	21,129,288
Total assets	$235,161,960	$218,437,592

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$8,100,744	$11,604,369
Accrued compensation	2,759,353	3,160,030
Dividends payable	1,559,669	1,572,655
Current maturities of operating leases	618,705	456,865
Current portion of long-term debt	170,867	192,034
Contract liabilities	5,710,398	6,237,011
Deferred revenue	217,618	317,017
Current liabilities of discontinued operations	393,237	364,665
Total current liabilities	19,530,591	23,904,646
Long-term debt, noncurrent	115,033	191,190
Deferred tax liabilities	383,075	530,780
Noncurrent operating leases	2,949,303	1,827,302
Other liabilities	153,000	153,000
Deferred revenue	29,459	—
Total liabilities	23,160,461	26,606,918
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 49,057 and 44,297 shares, respectively	29,434	26,578
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,829,572 and 15,771,545 shares, respectively	9,497,743	9,462,927
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	92,723,287	92,188,887
Retained earnings	104,455,633	85,148,820
Total Consolidated Water Co. Ltd. stockholders' equity	206,706,097	186,827,212
Non-controlling interests	5,295,402	5,003,462
Total equity	212,001,499	191,830,674
Total liabilities and equity	$235,161,960	$218,437,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$32,479,158	$44,237,263	$72,168,548	$77,106,253
Cost of revenue	20,858,944	28,773,714	46,670,311	51,083,622
Gross profit	11,620,214	15,463,549	25,498,237	26,022,631
General and administrative expenses	6,606,294	5,984,915	13,170,323	12,021,577
Gain (loss) on asset dispositions and impairments, net	(3,130)	1,000	(3,130)	6,916
Income from operations	5,010,790	9,479,634	12,324,784	14,007,970

Other income (expense):
Interest income	380,854	86,137	714,996	199,781
Interest expense	(33,438)	(36,247)	(66,939)	(74,091)
Profit-sharing income from OC-BVI	12,150	12,150	32,400	26,325
Equity in the earnings of OC-BVI	36,647	35,272	93,963	70,830
Other	22,213	31,819	62,190	63,345
Other income, net	418,426	129,131	836,610	286,190
Income before income taxes	5,429,216	9,608,765	13,161,394	14,294,160
Provision for income taxes	1,063,933	1,940,067	1,685,629	2,389,552
Net income from continuing operations	4,365,283	7,668,698	11,475,765	11,904,608
Income from continuing operations attributable to non-controlling interests	122,872	137,226	291,940	300,347
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	4,242,411	7,531,472	11,183,825	11,604,261
Net income (loss) from discontinued operations	11,607,846	(207,701)	11,140,780	(466,864)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$15,850,257	$7,323,771	$22,324,605	$11,137,397

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.27	$0.48	$0.71	$0.74
Discontinued operations	0.73	(0.01)	0.70	(0.03)
Basic earnings per share	$1.00	$0.47	$1.41	$0.71

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.26	$0.47	$0.70	$0.73
Discontinued operations	0.73	(0.01)	0.70	(0.03)
Diluted earnings per share	$0.99	$0.46	$1.40	$0.70

Dividends declared per common and redeemable preferred shares	$0.095	$0.085	$0.19	$0.17

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,829,120	15,736,041	15,829,024	15,729,852
Diluted earnings per share	15,983,671	15,907,440	15,984,154	15,899,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2023	44,297	$26,578	15,771,545	$9,462,927	$92,188,887	$85,148,820	$5,003,462	$191,830,674
Issue of share capital	—	—	57,384	34,430	(34,430)	—	—	—
Buyback of preferred stock	(272)	(163)	—	—	(2,727)	—	—	(2,890)
Net income	—	—	—	—	—	6,474,348	169,068	6,643,416
Dividends declared	—	—	—	—	—	(1,510,082)	—	(1,510,082)
Stock-based compensation	—	—	—	—	279,875	—	—	279,875
Balance as of March 31, 2024	44,025	$26,415	15,828,929	$9,497,357	$92,431,605	$90,113,086	$5,172,530	$197,240,993
Issue of share capital	5,904	3,542	—	—	(3,542)	—	—	—
Conversion of preferred stock	(643)	(386)	643	386	—	—	—	—
Buyback of preferred stock	(229)	(137)	—	—	(2,144)	—	—	(2,281)
Net income	—	—	—	—	—	15,850,257	122,872	15,973,129
Dividends declared	—	—	—	—	—	(1,507,710)	—	(1,507,710)
Stock-based compensation	—	—	—	—	297,368	—	—	297,368
Balance as of June 30, 2024	49,057	$29,434	15,829,572	$9,497,743	$92,723,287	$104,455,633	$5,295,402	$212,001,499

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2022	34,383	$20,630	15,322,875	$9,193,725	$89,205,159	$61,247,699	$8,096,976	$167,764,189
Issue of share capital	—	—	44,783	26,870	(26,870)	—	—	—
Net income	—	—	—	—	—	3,813,626	163,121	3,976,747
Purchase of remaining non-controlling interest in PERC	—	—	368,383	221,030	1,006,248	—	(3,667,305)	(2,440,027)
Dividends declared	—	—	—	—	—	(1,342,015)	—	(1,342,015)
Stock-based compensation	—	—	—	—	463,893	—	—	463,893
Balance as of March 31, 2023	34,383	$20,630	15,736,041	$9,441,625	$90,648,430	$63,719,310	$4,592,792	$168,422,787
Issue of share capital	13,309	7,985	—	—	(7,985)	—	—	—
Buyback of preferred stock	(203)	(122)	—	—	(1,708)	—	—	(1,830)
Net income	—	—	—	—	—	7,323,771	137,226	7,460,997
Exercise of options	599	360	—	—	6,891	—	—	7,251
Dividends declared	—	—	—	—	—	(1,340,972)	—	(1,340,972)
Stock-based compensation	—	—	—	—	461,695	—	—	461,695
Balance as of June 30, 2023	48,088	$28,853	15,736,041	$9,441,625	$91,107,323	$69,702,109	$4,730,018	$175,009,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income attributable to Consolidated Water Co. Ltd. stockholders	$22,324,605	$11,137,397
Income from continuing operations attributable to non-controlling interests	291,940	300,347
Net income	22,616,545	11,437,744
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land and project documentation	(12,134,766)	—
Foreign currency transaction adjustment - discontinued operations	2,794	(2,161)
Loss from discontinued operations	991,192	469,025
Depreciation and amortization	3,342,337	3,269,859
Deferred income tax benefit	(147,705)	(75,298)
Provision for credit losses	234,632	—
Compensation expense relating to stock and stock option grants	577,243	925,588
Loss (gain) on asset dispositions and impairments, net	3,130	(6,916)
Profit-sharing and equity in earnings of OC-BVI	(126,363)	(97,155)
Distribution of earnings from OC-BVI	227,250	303,000

Change in:
Accounts receivable	(1,672,589)	(3,259,462)
Contract assets	16,139,277	(5,279,048)
Inventory	1,154,663	(4,290,778)
Prepaid expenses and other assets	1,192,867	(2,890,187)
Accounts payable, accrued expenses and other current liabilities	(3,904,303)	849,507
Contract liabilities	(526,613)	4,124,569
Operating lease liabilities	(2,602)	(2,602)
Deferred revenue	(69,940)	93,845
Net cash provided by operating activities - continuing operations	27,897,049	5,569,530
Net cash used in operating activities - discontinued operations	(991,158)	(595,980)
Net cash provided by operating activities	26,905,891	4,973,550

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(1,725,153)	(3,110,041)
Proceeds from asset dispositions	3,000	21,410
Proceeds from Mexican settlement agreement	31,959,685	—
Purchase of remaining non-controlling interest in PERC	—	(2,440,027)
Net cash provided by investing activities - continuing operations	30,237,532	(5,528,658)
Net cash provided by investing activities - discontinued operations	1,301,979	—
Net cash provided by investing activities	31,539,511	(5,528,658)

Cash flows from financing activities
Dividends paid to common shareholders	(3,022,388)	(2,640,792)
Dividends paid to preferred shareholders	(8,390)	(5,845)
Buyback of redeemable preferred stock	(5,171)	(1,830)
Proceeds received from exercise of stock options	—	7,251
Principal repayments on long-term debt	(97,324)	(54,708)
Net cash used in financing activities	(3,133,273)	(2,695,924)
Net increase (decrease) in cash and cash equivalents	55,312,129	(3,251,032)
Cash and cash equivalents at beginning of period	42,621,898	50,711,751
Cash and cash equivalents at beginning of period - discontinued operations	91,283	442,252
Less: cash and cash equivalents at end of period - discontinued operations	(1,355,104)	(211,272)
Cash and cash equivalents at end of period	$96,670,206	$47,691,699

Non-cash transactions:
Issuance of 5,904 and 13,309, respectively, shares of redeemable preferred stock for services rendered	$148,485	$287,922
Issuance of 57,384 and 44,873, respectively, shares of common stock for services rendered	$730,524	$621,811
Conversion (on a one-to-one basis) of 643 shares of redeemable preferred stock to common stock	$386	$—
Dividends declared but not paid	$1,508,470	$1,341,651
Issuance of 0 and 368,383, respectively, shares of common stock for the purchase of non-controlling interest in PERC	$—	$5,359,973
Transfers from inventory to property, plant and equipment and construction in progress	$375,274	$139,471
Transfers from construction in progress to property, plant and equipment	$648,585	$188,871
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,604,702	$249,145
Transfers from prepaid expenses to property, plant and equipment	$67,136	$91,123
Transfers from prepaid expenses to inventory	$—	$419,420

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

In 2019 and 2020, CW-Holdings acquired 61% of PERC. In January 2023, CW-Holdings purchased the remaining 39% ownership interest in PERC for $2.4 million in cash, and 368,383 shares of the Company’s common stock having a value of approximately $5.36 million based upon the opening trading price of the Company’s common stock on The Nasdaq Global Market on the date of the transaction.

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

Net foreign currency gains arising from transactions and re-measurements were $16,602 and $24,397 for the three months ended June 30, 2024 and 2023, respectively, and $40,799 and $50,176 for the six months ended June 30, 2024 and 2023, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and certificates of deposit at banks with original maturities of three months or less. Cash and cash equivalents as of June 30, 2024 and December 31, 2023 include approximately $5.2 million and $5.1 million, respectively, of certificates of deposits with original maturities of three months or less.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances held in The Bahamas as of June 30, 2024 and December 31, 2023 were approximately $9.4 million and $3.0 million, respectively.

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

For the year ended December 31, 2023, the Company elected to assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment testing that was conducted in prior years for its reporting units. The Company assessed the relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units were less than their carrying values. The events and circumstances assessed for each reporting unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events. Based upon this qualitative assessment, the Company determined that it is more likely than not that the fair values of its reporting units exceeded their carrying values as of December 31, 2023.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Retail revenue	$8,181,884	$7,573,329	$16,806,822	$15,344,424
Bulk revenue	8,447,958	8,482,495	16,790,052	17,486,868
Services revenue	11,922,469	24,093,963	29,340,080	36,815,664
Manufacturing revenue	3,926,847	4,087,476	9,231,594	7,459,297
Total revenue	$32,479,158	$44,237,263	$72,168,548	$77,106,253

Services revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Construction revenue	$3,324,610	$19,827,827	$12,528,274	$28,521,342
Operations and maintenance revenue	7,068,922	4,044,015	14,168,275	7,729,821
Design and consulting revenue	1,528,937	222,121	2,643,531	564,501
Total services revenue	$11,922,469	$24,093,963	$29,340,080	$36,815,664

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

The Company recognizes revenue from retail water sales at the time water is supplied to the customer’s premises. The amount of water supplied is determined and invoiced based upon water meter readings performed at the end of each month. All retail water contracts are month-to-month contracts. The Company has elected the “right to invoice” practical expedient for revenue recognition on its retail water sale contracts and recognizes revenue in the amount to which the Company has a right to invoice, recognizing this revenue from the transfer of goods or services to customers at a point in time.

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

For the three months ended June 30, 2024 and 2023, the Company recognized $3,988,174 and $19,839,950, respectively, of its services revenue from the transfer of goods or services to customers over time. The remaining services revenue of $7,934,295 and $4,254,013, respectively, was recognized from the transfer of goods or services to customers at a point in time. For the six months ended June 30, 2024 and 2023, the Company recognized $13,385,268 and $28,428,534, respectively, of its services revenue from the transfer of goods or services to customers over time. The remaining services revenue of $15,954,812 and $8,387,130, respectively, was recognized from the transfer of goods or services to customers at a point in time. For the three and six months ended June 30, 2024 and 2023, the Company recognized all of its manufacturing revenue from the transfer of goods or services to customers over time.

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	June 30,	December 31,
	2024	2023
Revenue recognized to date on contracts in progress	$125,716,611	$108,952,682
Amounts billed to date on contracts in progress	(129,687,174)	(101,724,459)
Retainage	3,673,945	8,087,823
Net contract asset /(liability)	$(296,618)	$15,316,046

The above net balances are reflected in the accompanying condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2024	2023
Contract assets	$5,413,780	$21,553,057
Contract liabilities	(5,710,398)	(6,237,011)
Net contract asset /(liability)	$(296,618)	$15,316,046

As of June 30, 2024, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $145.4 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $11.3 million during the remainder of the year ending December 31, 2024 and approximately $134.1 million thereafter. In addition, the Company recognized revenue of approximately $5.0 million in the six months ended June 30, 2024, that was included in the contract liability balance as of December 31, 2023.

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

	Three Months Ended June 30, 2024
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$8,181,884	$8,447,958	$11,922,469	$3,926,847	$32,479,158
Cost of revenue	3,670,133	6,097,460	8,458,537	2,632,814	20,858,944
Gross profit	4,511,751	2,350,498	3,463,932	1,294,033	11,620,214
General and administrative expenses	4,378,816	363,268	1,196,624	667,586	6,606,294
Gain (loss) on asset dispositions and impairments, net	(6,130)	—	3,000	—	(3,130)
Income from operations	$126,805	$1,987,230	$2,270,308	$626,447	5,010,790
Other income, net					418,426
Income before income taxes					5,429,216
Provision for income taxes					1,063,933
Net income from continuing operations					4,365,283
Income from continuing operations attributable to non-controlling interests					122,872
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					4,242,411
Net income from discontinued operations					11,607,846
Net income attributable to Consolidated Water Co. Ltd. stockholders					$15,850,257

Depreciation and amortization expenses for the three months ended June 30, 2024 for the retail, bulk, services and manufacturing segments were $633,958, $716,726, $251,548 and $65,406, respectively.

	Three Months Ended June 30, 2023
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$7,573,329	$8,482,495	$24,093,963	$4,087,476	$44,237,263
Cost of revenue	3,433,132	5,931,735	16,248,141	3,160,706	28,773,714
Gross profit	4,140,197	2,550,760	7,845,822	926,770	15,463,549
General and administrative expenses	4,265,535	379,900	904,560	434,920	5,984,915
Gain on asset dispositions and impairments, net	—	1,000	—	—	1,000
Income from operations	$(125,338)	$2,171,860	$6,941,262	$491,850	9,479,634
Other income, net					129,131
Income before income taxes					9,608,765
Provision for income taxes					1,940,067
Net income from continuing operations					7,668,698
Income attributable to non-controlling interests					137,226
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					7,531,472
Net loss from discontinued operations					(207,701)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$7,323,771

Depreciation and amortization expenses for the three months ended June 30, 2023 for the retail, bulk, services and manufacturing segments were $593,337, $840,200, $174,084 and $68,160, respectively.

	Six Months Ended June 30, 2024
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$16,806,822	$16,790,052	$29,340,080	$9,231,594	$72,168,548
Cost of revenue	7,221,477	11,662,718	21,127,476	6,658,640	46,670,311
Gross profit	9,585,345	5,127,334	8,212,604	2,572,954	25,498,237
General and administrative expenses	8,483,148	707,409	2,794,478	1,185,288	13,170,323
Gain (loss) on asset dispositions and impairments, net	(6,130)	—	3,000	—	(3,130)
Income from operations	$1,096,067	$4,419,925	$5,421,126	$1,387,666	12,324,784
Other income, net					836,610
Income before income taxes					13,161,394
Provision for income taxes					1,685,629
Net income from continuing operations					11,475,765
Income from continuing operations attributable to non-controlling interests					291,940
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					11,183,825
Net income from discontinued operations					11,140,780
Net income attributable to Consolidated Water Co. Ltd. stockholders					$22,324,605

Depreciation and amortization expenses for the six months ended June 30, 2024 for the retail, bulk, services and manufacturing segments were $1,274,428, $1,433,054, $503,300 and $131,555, respectively.

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

	As of June 30, 2024
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$3,337,581	$25,639,982	$7,006,706	$3,680,579	$39,664,848
Inventory, current and non-current	$3,144,757	$4,765,124	$—	$1,650,595	$9,560,476
Contract assets	$—	$—	$1,747,791	$3,665,989	$5,413,780
Property, plant and equipment, net	$32,310,270	$19,357,321	$1,058,526	$1,642,834	$54,368,951
Construction in progress	$959,712	$116,798	$—	$169,488	$1,245,998
Intangibles, net	$—	$—	$2,410,556	$614,444	$3,025,000
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$12,861,404
Total segment assets	$89,309,738	$78,465,306	$48,146,895	$17,736,548	$233,658,487
Assets of discontinued operations					$1,503,473
Total assets					$235,161,960

	As of December 31, 2023
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$3,425,948	$26,965,126	$6,802,780	$1,033,037	$38,226,891
Inventory, current and non-current	$3,041,460	$4,858,324	$55,272	$3,135,357	$11,090,413
Contract assets	$—	$—	$17,715,872	$3,837,185	$21,553,057
Property, plant and equipment, net	$32,809,487	$20,370,056	$1,143,884	$1,559,094	$55,882,521
Construction in progress	$380,436	$—	$—	$115,035	$495,471
Intangibles, net	$—	$—	$2,692,074	$661,111	$3,353,185
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$12,861,404
Total segment assets	$58,774,647	$63,956,725	$58,476,773	$15,888,642	$197,096,787
Assets of discontinued operations					$21,340,805
Total assets					$218,437,592

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$4,242,411	$7,531,472	$11,183,825	$11,604,261
Less: preferred stock dividends	(4,660)	(4,087)	(8,843)	(7,010)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	4,237,751	7,527,385	11,174,982	11,597,251
Income (loss) from discontinued operations	11,607,846	(207,701)	11,140,780	(466,864)
Net income available to common shares in the determination of basic earnings per common share	$15,845,597	$7,319,684	$22,315,762	$11,130,387

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,829,120	15,736,041	15,829,024	15,729,852
Plus:
Weighted average number of preferred shares outstanding during the period	44,176	34,695	44,178	34,540
Potential dilutive effect of unexercised options and unvested stock grants	110,375	136,704	110,952	135,531
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,983,671	15,907,440	15,984,154	15,899,923

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

The Company believed CW-Cooperatief, as a Netherlands company, had certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). On April 16, 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invited Mexico to seek a resolution of this investment dispute through consultation and negotiation, but stated that if the dispute cannot be resolved in this manner, CW-Cooperatief would refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty. On June 29, 2021, the Mexican Ministry of Economy responded to CW-Cooperatief’s letter and proposed to hold a consultation meeting. Two such meetings were held on July 9, 2021 and August 2, 2021 on a confidential basis, without a resolution of the Company’s investment dispute.

In February 2022, CW-Cooperatief, filed a Request for Arbitration with the International Centre for Settlement of International Disputes (“ICSID”) requesting that the United Mexican States pay CW-Cooperatief damages in excess of US$51 million plus MXN$137 million (with the exact amount to be quantified in the proceedings), plus fees, costs and pre- and post-award interest.

On May 29, 2024, the Company, through CW-Cooperatief; NSC, and AdR entered into a settlement agreement (the “Settlement Agreement”) with the State and Banco Nacional de Obras y Servicios Públicos, S.N.C., as trustee under the trust agreement for the trust named Fondo Nacional de Infraestructura (the “Trust”). Under the Settlement Agreement, CW-Cooperatief requested that ICSID discontinue the arbitration and on May 31, 2024, ICSID issued an order discontinuing the arbitration. Pursuant to the Settlement Agreement, the Trust purchased the 20.1 hectares of land on which the Project’s plant was to be constructed, including related rights of way (the “Land”), on an “as-is” basis, from NSC for MXN$596,144,000. The sale of the Land to the Trust was closed on June 14, 2024 at which time the MXN$596,144,000 was paid to the Company and converted at the prevailing exchange rate on that date into US$31,959,685.

In connection with the Settlement Agreement on June 14, 2024, the State also paid NSC MXN$20,000,000 to purchase certain documentation owned by NSC relating to the Project.

As a result of the Settlement Agreement: (i) the parties have been released from all obligations owed to each other in connection with the APP Contract and the arbitration; and (ii) no party to the Settlement Agreement may institute any legal proceedings against another party thereto with respect to the matters which have been addressed by the Settlement Agreement.

The Settlement Agreement and any matter arising out of or in connection with it are governed by the federal laws of Mexico.

Summarized financial information for the discontinued Mexico project development operation is as follows:

	June 30,	December 31,
	2024	2023
Cash	$1,355,104	$91,283
Prepaid expenses and other current assets	148,369	120,234
Land	—	21,126,898
Other assets	—	2,390
Total assets of discontinued operations	$1,503,473	$21,340,805

Total liabilities of discontinued operations	$393,237	$364,665

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—
Loss from discontinued operations	$(526,920)	$(207,701)	$(993,986)	$(466,864)
Gain on sale of land and project documentation	$12,134,766	$—	$12,134,766	$—
Depreciation expense	$—	$—	$—	$—

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

Effective May 1, 2024, the Company entered into a new office lease for the existing office located in Grand Cayman, Cayman Islands under similar terms compared to the prior lease. This new lease has a term of five years from the commencement date with an option for an additional five-year term.

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	June 30,	December 31,
	2024	2023
ASSETS
Current
Prepaid expenses and other current assets	$—	$110,541
Current assets of discontinued operations	—	—
Noncurrent
Operating lease right-of-use assets	3,532,430	2,135,446
Total lease right-of-use assets	$3,532,430	$2,245,987

LIABILITIES
Current
Current maturities of operating leases	$618,705	$456,865
Current liabilities of discontinued operations	—	—
Noncurrent
Noncurrent operating leases	2,949,303	1,827,302
Total lease liabilities	$3,568,008	$2,284,167

Weighted average remaining lease term:
Operating leases	5.5 years	6.1 years

Weighted average discount rate:
Operating leases	6.56%	5.67%

The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$214,730	$192,951	$420,602	$363,329
Short-term lease costs	47,415	25,457	117,124	50,803
Lease costs - discontinued operations	12,022	8,643	24,142	19,429
Total lease costs	$274,167	$227,051	$561,868	$433,561

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$455,149	$398,017
Operating cash outflows for operating leases - discontinued operations	—	5,694

Future lease payments relating to the Company’s operating lease liabilities from continuing operations as of June 30, 2024 were as follows:

Years ending December 31,	Total
2024	$418,757
2025	836,548
2026	763,783
2027	732,904
2028	749,143
Thereafter	769,215
Total future lease payments	4,270,350
Less: imputed interest	(702,342)
Total lease obligations	3,568,008
Less: current obligations	(618,705)
Noncurrent lease obligations	$2,949,303

7. Fair value

As of June 30, 2024 and December 31, 2023, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

As of June 30, 2024 and December 31, 2023, the Company does not have assets and liabilities measured at fair value to present in the fair value hierarchy.

8. Contingencies

Cayman Water

The Company sells water through its Cayman Water retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license has not been expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2024 and 2023, the Company generated approximately 25% and 17%, respectively, of its consolidated revenue and 39% and 27%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2024 and 2023, the Company generated approximately 23% and 20%, respectively, of its consolidated revenue and 38% and 32%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $25.4 million and $26.9 million as of June 30, 2024 and December 31, 2023, respectively. Approximately 79% and 80% of the accounts receivable balances were delinquent as of those dates, respectively.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has not provided a material allowance for credit losses for its accounts receivable from the WSC as of June 30, 2024.

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

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

We believed CW-Cooperatief, as a Netherlands company, had certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). On April 16, 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invited Mexico to seek a resolution of this investment dispute through consultation and negotiation, but stated that if the dispute could not be resolved in this manner, CW-Cooperatief would refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty. On June 29, 2021, the Mexican Ministry of Economy responded to CW-Cooperatief’s letter and proposed to hold a consultation meeting. Two such meetings were held on July 9, 2021 and August 2, 2021 on a confidential basis, without a resolution of our investment dispute.

In February 2022, CW-Cooperatief, filed a Request for Arbitration with the International Centre for Settlement of International Disputes requesting that the United Mexican States pay CW-Cooperatief damages in excess of US$51 million plus MXN$137 million (with the exact amount to be quantified in the proceedings), plus fees, costs and pre- and post-award interest.

On May 29, 2024, we, through CW-Cooperatief; NSC, and AdR entered into a settlement agreement (the “Settlement Agreement”) with the State and Banco Nacional de Obras y Servicios Públicos, S.N.C., as trustee under the trust agreement for the trust named Fondo Nacional de Infraestructura (the “Trust”). Under the Settlement Agreement, CW-Cooperatief requested that ICSID discontinue the arbitration and on May 31, 2024, ICSID issued an order discontinuing the arbitration. Pursuant to the Settlement Agreement, the Trust purchased the 20.1 hectares of land on which the Project’s plant was to be constructed, including related rights of way (the “Land”), on an “as-is” basis, from NSC for MXN$596,144,000. The sale of the Land to the Trust was closed on June 14, 2024 at which time the MXN$596,144,000 was paid to us and converted at the prevailing exchange rate on that date into US$31,959,685.

In connection with the Settlement Agreement on June 14, 2024, the State also paid NSC MXN$20,000,000 to purchase certain documentation owned by NSC relating to the Project.

As a result of the Settlement Agreement: (i) the parties have been released from all obligations owed to each other in connection with the APP Contract and the arbitration; and (ii) no party to the Settlement Agreement may institute any legal proceedings against another party thereto with respect to the matters which have been addressed by the Settlement Agreement.

We are presently in the process of legally terminating/dissolving CW-Cooperatief, NSC and AdR and will continue to incur expenses for these subsidiaries while such process is completed, but such expenses are not expected to be material to our consolidated results of operations.

Our net income from discontinued operations for the three months ended June 30, 2024 was $11,607,846 and the net loss from discontinued operations for the three months ended June 30, 2023 was ($207,701), respectively. The net income reported from discontinued operations for 2024 reflects the gain generated from the sale of the Project land and project documentation under the Settlement Agreement.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2024 was $15,850,257 ($0.99 per share on a fully diluted basis), as compared to net income of $7,323,771 ($0.46 per share on a fully diluted basis) for 2023.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2024 was $4,242,411 ($0.26 per share on a fully diluted basis), as compared to net income from continuing operations of $7,531,472 ($0.47 per share on a fully diluted basis) for 2023.

Revenue for 2024 decreased to $32,479,158 from $44,237,263 in 2023, as a result of a significant revenue decrease in the services segment, consistent revenue in the bulk and manufacturing segments and a slight revenue increase in the retail segment. Gross profit for 2024 was $11,620,214 (36% of total revenue) as compared to $15,463,549 (35% of total revenue) for 2023. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $6,606,294 for 2024 as compared to $5,984,915 for 2023. The increase in G&A expenses for 2024 relates to additional G&A expenses of approximately $299,000 attributable to REC, which was acquired in the fourth quarter of 2023 and an increase in audit, audit related and other professional fees of approximately $293,000.

Other income, net, increased to $418,426 for 2024 as compared to $129,131 for 2023 primarily due to approximately $295,000 of additional interest income resulting from higher late payment charges to our CW-Bahamas customer on delinquent accounts receivable balances and additional interest earned on higher balances of interest earning assets.

Results by Segment

Retail Segment:

The retail segment contributed $126,805 to our income from operations for 2024. The retail segment incurred a loss from operations of ($125,338) for 2023.

Revenue generated by our retail water operations increased to $8,181,884 in 2024 from $7,573,329 in 2023 due to a 10% increase in the volume of water sold. We believe the increase in the volume of water sold in 2024 resulted in part from a 5.5% increase in the number of customer accounts in our license area from June 30, 2023 to June 30, 2024. In addition, significantly less rainfall on Grand Cayman in 2024 for the months of April and May as compared to 2023 was also a contributor to the increase in water sold from 2023 to 2024.

Retail segment gross profit increased to $4,511,751 (55% of retail revenue) for 2024 from $4,140,197 (55% of retail revenue) for 2023 due to the revenue increase.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained relatively consistent at $4,378,816 for 2024 as compared to $4,265,535 for 2023.

Bulk Segment:

The bulk segment contributed $1,987,230 and $2,171,860 to our income from operations for 2024 and 2023, respectively.

Bulk segment revenue was $8,447,958 and $8,482,495 for 2024 and 2023, respectively. The slight decrease in bulk revenue from 2023 to 2024 reflects a decrease in the price of energy for CW-Bahamas, which decreased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $2,350,498 (28% of bulk revenue) and $2,550,760 (30% of bulk revenue) for 2024 and 2023, respectively. Gross profit as a percentage of revenue decreased in 2024 as compared to 2023 due to a reduction in the price of energy and an increase in repairs and maintenance expenses of almost $243,000.

Bulk segment G&A expenses remained relatively consistent at $363,268 for 2024 as compared to $379,900 for 2023.

Services Segment:

The services segment contributed $2,270,308 and $6,941,262 to our income from operations for 2024 and 2023, respectively.

Services segment revenue decreased to $11,922,469 for 2024 from $24,093,963 for 2023. Construction revenue was $3,324,610 in 2024 as compared to $19,827,827 in 2023. We recognized approximately $1.4 million and $17.6 million in construction revenue for the Liberty Utilities contract in 2024 and 2023, respectively. This contract is substantially complete and we expect final completion of this contract by the end of the third quarter of 2024. Revenue generated under operations and maintenance contracts increased to $7,068,922 in 2024 from $4,044,015 in 2023. The acquisition of REC effective October 2023 constituted $1,921,819 of this operations and maintenance contracts revenue increase and the remainder of the increase related to new PERC contracts.

Gross profit for the services segment decreased to $3,463,932 (29% of services revenue) in 2024 from $7,845,822 (33% of services revenue) in 2023 due to the decreased revenue.

G&A expenses for the services segment increased to $1,196,624 for 2024 as compared to $904,560 for 2023 primarily due to the addition of REC’s G&A expenses of approximately $299,000.

Manufacturing Segment:

The manufacturing segment contributed $626,447 and $491,850 to our income from operations in 2024 and 2023, respectively.

Manufacturing revenue was relatively consistent at $3,926,847 and $4,087,476 for 2024 and 2023, respectively.

Manufacturing gross profit was $1,294,033 (33% of manufacturing revenue) for 2024 as compared to a gross profit of $926,770 (23% of manufacturing revenue) for 2023. The increase in manufacturing gross profit in dollars and as a percentage of revenue results from a higher margin product mix.

G&A expenses for the manufacturing segment remained relatively consistent at $667,586 for 2024 as compared to $434,920 for 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Discontinued Operations – Mexico Project Development

As discussed previously, on June 30, 2020 the State of Baja California cancelled its APP Contract with AdR for the Project. As a result of the cancellation of the Project we discontinued all development activities associated with the Project, commenced marketing efforts to sell the land NSC purchased for the Project, and initiated international arbitration against the Government of Mexico to recover the costs we had incurred for the Project. In May 2024, we executed a Settlement Agreement with the State pursuant to which we discontinued the arbitration in exchange for the purchase by the State (i) of the land for the Project for MXN$596,144,000; and (ii) certain documentation for the Project for MXN$20,000,000. We received the proceeds from the sale of the land and documentation in June 2024 and the MXN$596,144,000 received for the land was converted into US$31,959,685.

Our net income from discontinued operations for the six months ended June 30, 2024 was $11,140,780 and the net loss from discontinued operations for the three months ended June 30, 2023 was ($466,864), respectively. The net income reported from discontinued operations for 2024 reflects the gain generated from the sale of the Project land and documentation under the Settlement Agreement.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2024 was $22,324,605 ($1.40 per share on a fully diluted basis), as compared to net income of $11,137,397 ($0.70 per share on a fully diluted basis) for 2023.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2024 was $11,183,825 ($0.70 per share on a fully diluted basis), as compared to a net income from continuing operations of $11,604,261 ($0.73 per share on a fully diluted basis) for 2023.

Revenue for 2024 decreased to $72,168,548 from $77,106,253 in 2023, reflecting a decrease in the services segment. Gross profit for 2024 was $25,498,237 (35% of total revenue) as compared to $26,022,631 (34% of total revenue) for 2023. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $13,170,323 for 2024 as compared to $12,021,577 for 2023. The increase in G&A expenses for 2024 relates to additional G&A expenses of approximately $687,000 attributable to REC, which was acquired in the fourth quarter of 2023 and incremental audit, audit related and professional fees of approximately $348,000.

Other income, net, increased to $836,610 for 2024 from $286,190 for 2023 primarily due to approximately $515,000 of additional interest income resulting from higher late payment charges to our CW-Bahamas customer on delinquent accounts receivable balances and additional interest earned on higher balances of interest earning assets.

Results by Segment

Retail Segment:

The retail segment contributed $1,096,067 to our income from operations for 2024 and recorded a loss from operations of ($89,431) for 2023, respectively.

Revenue generated by our retail water operations increased to $16,806,822 in 2024 from $15,344,424 in 2023 due to an 8% increase in the volume of water sold. We believe the increase in the volume of water sold in 2024 resulted in part from a 5.5% increase in the number of customer accounts in our license area from June 30, 2023 to June 30, 2024. In addition, less rainfall on Grand Cayman in 2024 as compared to 2023 was also a contributor to the increase in water sold from 2023 to 2024.

Retail segment gross profit increased to $9,585,345 (57% of retail revenue) for 2024 from $8,360,498 (54% of retail revenue) for 2023 due to the revenue increase. Retail segment gross profit as a percentage of revenue increased in 2024 as compared to 2023 due to; (i) the overall increase in water volume sold and (ii) the higher average rate we charged for water in 2024 due to significantly lower sales to the WAC which pays a lower rate for water compared to customers within our retail service area.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained relatively consistent at $8,483,148 for 2024 as compared to $8,442,642 for 2023.

Bulk Segment:

The bulk segment contributed $4,419,925 and $4,591,382 to our income from operations for 2024 and 2023, respectively.

Bulk segment revenue was $16,790,052 and $17,486,868 for 2024 and 2023, respectively. The decrease in bulk revenue from 2023 to 2024 reflects a decrease in the price of energy for CW-Bahamas, which decreased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $5,127,334 (31% of bulk revenue) and $5,311,987 (30% of bulk revenue) for 2024 and 2023, respectively. Gross profit as a percentage of revenue increased in 2024 as compared to 2023 due to reductions in various operating expenses, most notably chemicals.

Bulk segment G&A expenses remained relatively consistent at $707,409 for 2024 as compared to $732,875 for 2023.

Services Segment:

The services segment contributed $5,421,126 and $8,530,213 to our income from operations for 2024 and 2023, respectively.

Services segment revenue decreased to $29,340,080 for 2024 from $36,815,664 for 2023. Construction revenue was $12,528,274 in 2024 as compared to $28,521,342 in 2023. We recognized approximately $6.3 million and $24.1 million in construction revenue for the Liberty Utilities contract in 2024 and 2023, respectively. This contract is substantially complete and we expect final completion of this contract by the end of the third quarter of 2024. Revenue generated under operations and maintenance contracts increased to $14,168,275 in 2024 from $7,729,821 in 2023. The acquisition of REC effective October 2023 constituted $3,739,859 of this operations and maintenance contracts revenue increase and the remainder of the increase related to new PERC contracts.

Gross profit for the services segment decreased to $8,212,604 (28% of services revenue) in 2024 from $10,523,445 (29% of services revenue) in 2023 due to the decreased revenue.

G&A expenses for the services segment increased to $2,794,478 for 2024 as compared to $1,993,232 for 2023 primarily due to the addition of REC’s G&A expenses of approximately $687,000.

Manufacturing Segment:

The manufacturing segment contributed $1,387,666 and $975,806 to our income from operations in 2024 and 2023, respectively.

Manufacturing revenue was $9,231,594 and $7,459,297 for 2024 and 2023, respectively. The growth in manufacturing revenue for 2024 reflects increased production activity.

Manufacturing gross profit was $2,572,954 (28% of manufacturing revenue) for 2024 as compared to a gross profit of $1,826,701 (24% of manufacturing revenue) for 2023. The increase in manufacturing gross profit in dollars reflects the increase in revenue. Gross profit as a percentage of revenue increased due to a higher margin product mix.

G&A expenses for the manufacturing segment remained relatively consistent at $1,185,288 for 2024 as compared to $852,828 for 2023.

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as of June 30, 2024 as compared to December 31, 2023 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable increased by approximately $1.4 million primarily due to a $2.6 million increase in Aerex accounts receivables offset by a $1.4 million decrease in CW-Bahamas’ accounts receivable.

Current inventory decreased by approximately $1.5 million primarily due to a decrease in Aerex’s inventory due to the delivery of work orders that increased Aerex’s accounts receivable.

Prepaid expenses and other current assets decreased by approximately $1.1 million primarily due to a reduction of prepaid insurance and other expenses offset by an increase of approximately $436,000 in prepaid taxes.

Contract assets decreased by approximately $16.1 million primarily due to a $16.0 million decrease in the services segment contract assets.

Property, plant and equipment, net, decreased by approximately $1.5 million primarily due to the scheduled depreciation of fixed assets offset by new additions.

Operating lease right-of-use assets increased by approximately $1.4 million due to the renewal of the corporate office lease in Cayman Islands.

Accounts payable, accrued expenses and other liabilities decreased by approximately $3.5 million primarily due to a $4.8 decrease in subcontractor costs in the services segment.

Noncurrent operating leases increased by approximately $1.1 million due to the renewal of the corporate office lease in Cayman Islands.

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

Liquidity Position

Our projected liquidity requirements for the balance of 2024 include capital expenditures for our existing operations of approximately $7.1 million, which includes approximately $2.5 million to be incurred for our new West Bay plant. In addition, we plan to spend approximately $3.9 million during the balance of 2024 for other projects. We paid approximately $1.6 million for dividends in July 2024. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board.

As of June 30, 2024, we had cash and cash equivalents of $96.7 million and working capital of $131.2 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $25.4 million and $26.9 million as of June 30, 2024 and December 31, 2023, respectively. Approximately 79% and 80% of the accounts receivable balances were delinquent as of those dates, respectively. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary. CW-Bahamas has been unable to pay a dividend to its shareholders since August 2022 due to liquidity constraints.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of June 30, 2024.

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

Discussion of Cash Flows for the Six Months Ended June 30, 2024

Our cash and cash equivalents increased to $96,670,206 as of June 30, 2024 from $42,621,898 as of December 31, 2023.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $26,905,891. This net cash reflects the net income generated for the six months ended June 30, 2024 of $22,616,545 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included the gain from the sale of land and project documentation from discontinued operations of $12,134,766, depreciation and amortization of $3,342,337, an increase in accounts receivable of $1,672,589, a decrease in contract assets of $16,139,277, and a decrease in accounts payable, accrued expenses and other current liabilities of $3,503,625.

Cash Flows from Investing Activities

Net cash provided by our investing activities was $31,539,511 primarily due to the sale of land and project documentation from discontinued operations in Mexico. The balance of our investing activities consisted of additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used by our financing activities was $3,133,273, almost all of which related to the payment of dividends.

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

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license has not been expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2024 and 2023, we generated approximately 25% and 17%, respectively, of our consolidated revenue and 39% and 27%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2024 and 2023, we generated approximately 23% and 20%, respectively, of our consolidated revenue and 38% and 32%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

Dividends

●	On January 31, 2024, we paid a dividend of $0.095 to shareholders of record on January 2, 2024.
●	On April 30, 2024, we paid a dividend of $0.095 to shareholders of record on April 1, 2024.
●	On May 29, 2024, our Board declared a dividend of $0.095 payable on July 31, 2024 to shareholders of record on July 1, 2024.

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

Impact of Inflation

Under the terms of our Cayman Islands license and our bulk water sales agreements in The Cayman Islands, The Bahamas and the British Virgin Islands, our water rates are automatically adjusted for inflation on an annual basis. Therefore, the impact of inflation on our gross profit from these revenue sources, measured in consistent dollars, historically has not been material. However, while we have received annual inflation adjustments for the rates we charge under our bulk water agreements, we have not increased the retail water rates for Cayman Water since January 2018 (despite the inflation that has occurred since that date) due to the lack of a resolution of our negotiations with OfReg for a new retail license. This lack of a rate increase over the long-term could adversely affect the profitability of our retail segment. Furthermore, our manufacturing segment has in the past been adversely impacted by significant increases in raw material costs and our manufacturing and services segments could suffer similar adverse impacts in the future. Should the current inflationary trend continue, our consolidated results of operations and cash flows could be materially adversely affected. In general, our operating and maintenance contracts are adjusted annually for the impacts of inflation.

While our operations and maintenance contracts are generally adjusted for inflation on an annual basis, such adjustment for some of these contracts is limited to 3% annually.

Kalaeloa Desalco has signed a definitive agreement with the Honolulu Board of Water Supply to design, construct, operate and maintain a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii. Approximately 80% of the $147 million price for the construction of this plant is subject to adjustment based upon changes in inflation indices from the date the contract was executed to the date construction begins.

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

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license has not been expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2024 and 2023, we generated approximately 25% and 17%, respectively, of our consolidated revenue and 39% and 27%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2024 and 2023, we generated approximately 23% and 20%, respectively, of our consolidated revenue and 38% and 32%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $25.4 million as of June 30, 2024. Approximately 79% of this June 30, 2024 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of June 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2024, we issued 5,904 shares of preferred stock to 124 employees for services rendered. The issuance of the preferred stock to 62 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 as amended (the “Securities Act”), because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). The issuance to 62 employees who are US persons was exempt under Section 4(a)(2) of the Securities Act. The US persons are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through their business relationship with us, to information about us.

ITEM 5. OTHER INFORMATION

Except as set forth below, during the quarter ended June 30, 2024, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On June 7, 2024, Frederick W. McTaggart, the Chief Executive Officer of the Company, adopted a trading arrangement for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934. Mr. McTaggart’s Rule 10b5-1 Trading Plan, which expires on March 5, 2025, provides for the sale of up to 70,000 shares of the Company’s common stock pursuant to the terms of the plan.

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

Date: August 14, 2024