Form 10-Q
period 2024-09-30
Consolidated Water Co. Ltd.
filed 2024-11-14
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, 15,834,897 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$104,869,627	$42,621,898
Accounts receivable, net	37,199,621	38,226,891
Inventory	3,928,851	6,044,642
Prepaid expenses and other current assets	5,675,517	4,056,370
Contract assets	1,958,361	21,553,057
Current assets of discontinued operations	314,847	211,517
Total current assets	153,946,824	112,714,375
Property, plant and equipment, net	53,203,218	55,882,521
Construction in progress	2,799,135	495,471
Inventory, noncurrent	5,180,540	5,045,771
Investment in OC-BVI	1,384,891	1,412,158
Goodwill	12,861,404	12,861,404
Intangible assets, net	2,860,907	3,353,185
Operating lease right-of-use assets	3,328,936	2,135,446
Other assets	2,801,873	3,407,973
Long-term assets of discontinued operations	—	21,129,288
Total assets	$238,367,728	$218,437,592

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$7,108,726	$11,604,369
Accrued compensation	3,747,516	3,160,030
Dividends payable	1,803,926	1,572,655
Current maturities of operating leases	633,971	456,865
Current portion of long-term debt	151,276	192,034
Contract liabilities	6,018,720	6,237,011
Deferred revenue	170,551	317,017
Current liabilities of discontinued operations	451,839	364,665
Total current liabilities	20,086,525	23,904,646
Long-term debt, noncurrent	91,561	191,190
Deferred tax liabilities	227,253	530,780
Noncurrent operating leases	2,784,742	1,827,302
Other liabilities	153,000	153,000
Deferred revenue	38,424	—
Total liabilities	23,381,505	26,606,918
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 44,650 and 44,297 shares, respectively	26,790	26,578
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,834,459 and 15,771,545 shares, respectively	9,500,675	9,462,927
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	93,074,517	92,188,887
Retained earnings	107,164,155	85,148,820
Total Consolidated Water Co. Ltd. stockholders' equity	209,766,137	186,827,212
Non-controlling interests	5,220,086	5,003,462
Total equity	214,986,223	191,830,674
Total liabilities and equity	$238,367,728	$218,437,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$33,390,557	$49,854,075	$105,559,105	$126,960,328
Cost of revenue	21,755,899	33,239,647	68,426,210	84,323,269
Gross profit	11,634,658	16,614,428	37,132,895	42,637,059
General and administrative expenses	6,955,969	5,872,490	20,126,292	17,894,067
Gain on asset dispositions and impairments, net	201,582	—	198,452	6,916
Income from operations	4,880,271	10,741,938	17,205,055	24,749,908

Other income (expense):
Interest income	626,801	196,567	1,341,797	396,348
Interest expense	(32,801)	(34,020)	(99,740)	(108,111)
Profit-sharing income from OC-BVI	20,250	12,150	52,650	38,475
Equity in the earnings of OC-BVI	53,370	37,182	147,333	108,012
Other	56,420	24,187	118,610	87,532
Other income, net	724,040	236,066	1,560,650	522,256
Income before income taxes	5,604,311	10,978,004	18,765,705	25,272,164
Provision for income taxes	490,209	1,976,453	2,175,838	4,366,005
Net income from continuing operations	5,114,102	9,001,551	16,589,867	20,906,159
Income from continuing operations attributable to non-controlling interests	156,784	163,428	448,724	463,775
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	4,957,318	8,838,123	16,141,143	20,442,384
Net income (loss) from discontinued operations	(502,854)	(232,994)	10,637,926	(699,858)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$4,454,464	$8,605,129	$26,779,069	$19,742,526

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.31	$0.56	$1.02	$1.30
Discontinued operations	(0.03)	(0.01)	0.67	(0.05)
Basic earnings per share	$0.28	$0.55	$1.69	$1.25

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.31	$0.55	$1.01	$1.28
Discontinued operations	(0.03)	(0.01)	0.67	(0.04)
Diluted earnings per share	$0.28	$0.54	$1.68	$1.24

Dividends declared per common and redeemable preferred shares	$0.11	$0.095	$0.30	$0.265

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,833,715	15,742,854	15,830,599	15,734,234
Diluted earnings per share	15,989,601	15,928,604	15,986,019	15,909,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2023	44,297	$26,578	15,771,545	$9,462,927	$92,188,887	$85,148,820	$5,003,462	$191,830,674
Issue of share capital	—	—	57,384	34,430	(34,430)	—	—	—
Buyback of preferred stock	(272)	(163)	—	—	(2,727)	—	—	(2,890)
Net income	—	—	—	—	—	6,474,348	169,068	6,643,416
Dividends declared	—	—	—	—	—	(1,510,082)	—	(1,510,082)
Stock-based compensation	—	—	—	—	279,875	—	—	279,875
Balance as of March 31, 2024	44,025	26,415	15,828,929	9,497,357	92,431,605	90,113,086	5,172,530	197,240,993
Issue of share capital	5,904	3,542	—	—	(3,542)	—	—	—
Conversion of preferred stock	(643)	(386)	643	386	—	—	—	—
Buyback of preferred stock	(229)	(137)	—	—	(2,144)	—	—	(2,281)
Net income	—	—	—	—	—	15,850,257	122,872	15,973,129
Dividends declared	—	—	—	—	—	(1,507,710)	—	(1,507,710)
Stock-based compensation	—	—	—	—	297,368	—	—	297,368
Balance as of June 30, 2024	49,057	29,434	15,829,572	9,497,743	92,723,287	104,455,633	5,295,402	212,001,499
Conversion of preferred stock	(4,887)	(2,932)	4,887	2,932	—	—	—	—
Buyback of preferred stock	(563)	(338)	—	—	(5,306)	—	—	(5,644)
Net income	—	—	—	—	—	4,454,464	156,784	4,611,248
Exercise of options	1,043	626	—	—	23,127	—	—	23,753
Dividends declared	—	—	—	—	—	(1,745,942)	(232,100)	(1,978,042)
Stock-based compensation	—	—	—	—	333,409	—	—	333,409
Balance as of September 30, 2024	44,650	$26,790	15,834,459	$9,500,675	$93,074,517	$107,164,155	$5,220,086	$214,986,223

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2022	34,383	$20,630	15,322,875	$9,193,725	$89,205,159	$61,247,699	$8,096,976	$167,764,189
Issue of share capital	—	—	44,783	26,870	(26,870)	—	—	—
Net income	—	—	—	—	—	3,813,626	163,121	3,976,747
Purchase of remaining non-controlling interest in PERC	—	—	368,383	221,030	1,006,248	—	(3,667,305)	(2,440,027)
Dividends declared	—	—	—	—	—	(1,342,015)	—	(1,342,015)
Stock-based compensation	—	—	—	—	463,893	—	—	463,893
Balance as of March 31, 2023	34,383	20,630	15,736,041	9,441,625	90,648,430	63,719,310	4,592,792	168,422,787
Issue of share capital	13,309	7,985	—	—	(7,985)	—	—	—
Buyback of preferred stock	(203)	(122)	—	—	(1,708)	—	—	(1,830)
Net income	—	—	—	—	—	7,323,771	137,226	7,460,997
Exercise of options	599	360	—	—	6,891	—	—	7,251
Dividends declared	—	—	—	—	—	(1,340,972)	—	(1,340,972)
Stock-based compensation	—	—	—	—	461,695	—	—	461,695
Balance as of June 30, 2023	48,088	28,853	15,736,041	9,441,625	91,107,323	69,702,109	4,730,018	175,009,928
Conversion of preferred stock	(7,936)	(4,762)	7,936	4,762	—	—	—	—
Net income	—	—	—	—	—	8,605,129	163,428	8,768,557
Exercise of options	5,057	3,034	2,575	1,544	87,935	—	—	92,513
Dividends declared	—	—	—	—	—	(1,499,538)	—	(1,499,538)
Stock-based compensation	—	—	—	—	521,505	—	—	521,505
Balance as of September 30, 2023	45,209	$27,125	15,746,552	$9,447,931	$91,716,763	$76,807,700	$4,893,446	$182,892,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income attributable to Consolidated Water Co. Ltd. stockholders	$26,779,069	$19,742,526
Income from continuing operations attributable to non-controlling interests	448,724	463,775
Net income	27,227,793	20,206,301
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land and project documentation	(12,134,766)	—
Foreign currency transaction adjustment - discontinued operations	60,915	(966)
Loss from discontinued operations	1,435,925	700,824
Depreciation and amortization	5,020,410	4,862,781
Deferred income tax benefit	(303,527)	(94,021)
Provision for credit losses	390,108	9,215
Compensation expense relating to stock and stock option grants	910,652	1,447,093
Gain on asset dispositions and impairments, net	(198,452)	(6,916)
Profit-sharing and equity in earnings of OC-BVI	(199,983)	(146,487)
Distribution of earnings from OC-BVI	227,250	303,000

Change in:
Accounts receivable	637,162	(11,080,886)
Contract assets	19,594,696	(6,059,018)
Inventory	1,529,545	(2,671,769)
Prepaid expenses and other assets	(1,269,737)	(1,978,213)
Accounts payable, accrued expenses and other current liabilities	(3,908,157)	2,957,670
Contract liabilities	(218,291)	724,828
Operating lease liabilities	(3,905)	(3,905)
Deferred revenue	(108,042)	75,733
Net cash provided by operating activities - continuing operations	38,689,596	9,245,264
Net cash used in operating activities - discontinued operations	(1,432,041)	(849,639)
Net cash provided by operating activities	37,257,555	8,395,625

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(3,747,250)	(4,123,770)
Proceeds from asset dispositions	446,337	21,410
Proceeds from Mexican settlement agreement	33,261,664	—
Purchase of remaining non-controlling interest in PERC	—	(2,440,027)
Net cash provided by (used in) investing activities	29,960,751	(6,542,387)

Cash flows from financing activities
Dividends paid to common shareholders	(4,519,412)	(3,977,676)
Dividends paid to preferred shareholders	(13,051)	(9,933)
Dividends paid to non-controlling interests	(232,100)	—
Buyback of redeemable preferred stock	(10,815)	(1,830)
Proceeds received from exercise of stock options	23,753	99,764
Principal repayments on long-term debt	(140,387)	(82,347)
Net cash used in financing activities	(4,892,012)	(3,972,022)
Net increase (decrease) in cash and cash equivalents	62,326,294	(2,118,784)
Cash and cash equivalents at beginning of period	42,621,898	50,711,751
Cash and cash equivalents at beginning of period - discontinued operations	91,283	442,252
Less: cash and cash equivalents at end of period - discontinued operations	(169,848)	(189,613)
Cash and cash equivalents at end of period	$104,869,627	$48,845,606

Non-cash transactions:
Issuance of 5,904 and 13,309, respectively, shares of redeemable preferred stock for services rendered	$148,485	$287,922
Issuance of 57,384 and 44,783, respectively, shares of common stock for services rendered	$730,524	$621,811
Conversion (on a one-to-one basis) of 5,530 and 7,936, respectively, shares of redeemable preferred stock to common stock	$3,318	$4,762
Dividends declared but not paid	$1,746,702	$1,500,218
Issuance of 0 and 368,383, respectively, shares of common stock for the purchase of non-controlling interest in PERC	$—	$5,359,973
Transfers from inventory to property, plant and equipment and construction in progress	$451,477	$224,952
Transfers from construction in progress to property, plant and equipment	$875,580	$525,673
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,604,702	$249,145
Transfers from prepaid expenses to property, plant and equipment	$67,136	$255,379
Transfers from prepaid expenses to inventory	$—	$238,032

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

Net foreign currency gains arising from transactions and re-measurements were $24,807 and $22,077 for the three months ended September 30, 2024 and 2023, respectively, and $65,606 and $72,253 for the nine months ended September 30, 2024 and 2023, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and certificates of deposit at banks with original maturities of three months or less. Cash and cash equivalents as of September 30, 2024 and December 31, 2023 include approximately $5.2 million and $5.1 million, respectively, of certificates of deposits with original maturities of three months or less.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances held in The Bahamas as of September 30, 2024 and December 31, 2023 were approximately $11.4 million and $3.0 million, respectively.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Retail revenue	$7,585,992	$7,216,574	$24,392,814	$22,560,998
Bulk revenue	8,767,168	8,488,615	25,557,220	25,975,483
Services revenue	12,677,837	29,427,664	42,017,917	66,243,328
Manufacturing revenue	4,359,560	4,721,222	13,591,154	12,180,519
Total revenue	$33,390,557	$49,854,075	$105,559,105	$126,960,328

Services revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Construction revenue	$3,637,038	$24,204,446	$16,165,312	$52,563,822
Operations and maintenance revenue	7,492,121	5,021,081	21,660,396	12,750,902
Design and consulting revenue	1,548,678	202,137	4,192,209	928,604
Total services revenue	$12,677,837	$29,427,664	$42,017,917	$66,243,328

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

OC-Cayman provides bulk water to the Water Authority-Cayman (“WAC”), a government-owned utility and regulatory agency, under three agreements. The WAC in turn distributes such water to properties in Grand Cayman outside of Cayman Water’s retail license area.

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

The Company recognizes revenue for its construction and custom/specialized manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to the total estimated costs at completion to measure progress toward satisfying a contract’s performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, materials, subcontractor costs and other expenses. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total costs to be incurred and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprised of estimated total contract costs. Due to the extended time it may take to complete many of the Company’s contracts and the scope and nature of the work required to be performed on those contracts, the estimations of total revenue and costs at completion are complicated and subject to many variables and, accordingly, are subject to changes. When adjustments in estimated total contract revenue or estimated total contract costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any contract assets are classified as current assets. Contract liabilities on uncompleted contracts, if any, are classified as current liabilities.

The Company has elected the “right to invoice” practical expedient for revenue recognition on its operations and maintenance, design and consulting contracts and recognizes revenue in the amount to which the Company has a right to invoice, recognizing this revenue from the transfer of goods or services to customers at a point in time.

For the three months ended September 30, 2024 and 2023, the Company recognized $4,246,506 and $24,219,737, respectively, of its services revenue from the transfer of goods or services to customers over time. The remaining services revenue of $8,431,331 and $5,207,927, respectively, was recognized from the transfer of goods or services to customers at a point in time. For the nine months ended September 30, 2024 and 2023, the Company recognized $17,631,774 and $52,648,271, respectively, of its services revenue from the transfer of goods or services to customers over time. The remaining services revenue of $24,386,143 and $13,595,057, respectively, was recognized from the transfer of goods or services to customers at a point in time. For the three and nine months ended September 30, 2024 and 2023, the Company recognized all of its manufacturing revenue from the transfer of goods or services to customers over time.

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	September 30,	December 31,
	2024	2023
Revenue recognized to date on contracts in progress	$121,305,155	$108,952,682
Amounts billed to date on contracts in progress	(127,710,070)	(101,724,459)
Retainage	2,344,556	8,087,823
Net contract asset /(liability)	$(4,060,359)	$15,316,046

The above net balances are reflected in the accompanying condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2024	2023
Contract assets	$1,958,361	$21,553,057
Contract liabilities	(6,018,720)	(6,237,011)
Net contract asset /(liability)	$(4,060,359)	$15,316,046

As of September 30, 2024, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $154.6 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $8.1 million during the remainder of the year ending December 31, 2024 and approximately $146.5 million thereafter. In addition, the Company recognized revenue of approximately $6.2 million in the nine months ended September 30, 2024, that was included in the contract liability balance as of December 31, 2023.

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

	Three Months Ended September 30, 2024
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$7,585,992	$8,767,168	$12,677,837	$4,359,560	$33,390,557
Cost of revenue	3,606,944	5,969,292	9,409,325	2,770,338	21,755,899
Gross profit	3,979,048	2,797,876	3,268,512	1,589,222	11,634,658
General and administrative expenses	4,359,476	381,230	1,469,845	745,418	6,955,969
Gain on asset dispositions and impairments, net	201,582	—	—	—	201,582
Income (loss) from operations	$(178,846)	$2,416,646	$1,798,667	$843,804	4,880,271
Other income, net					724,040
Income before income taxes					5,604,311
Provision for income taxes					490,209
Net income from continuing operations					5,114,102
Income from continuing operations attributable to non-controlling interests					156,784
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					4,957,318
Net loss from discontinued operations					(502,854)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$4,454,464

Depreciation and amortization expenses for the three months ended September 30, 2024 for the retail, bulk, services and manufacturing segments were $638,465, $726,503, $247,330 and $65,775, respectively.

	Three Months Ended September 30, 2023
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$7,216,574	$8,488,615	$29,427,664	$4,721,222	$49,854,075
Cost of revenue	3,371,891	5,835,837	20,174,645	3,857,274	33,239,647
Gross profit	3,844,683	2,652,778	9,253,019	863,948	16,614,428
General and administrative expenses	4,225,825	347,668	861,835	437,162	5,872,490
Income (loss) from operations	$(381,142)	$2,305,110	$8,391,184	$426,786	10,741,938
Other income, net					236,066
Income before income taxes					10,978,004
Provision for income taxes					1,976,453
Net income from continuing operations					9,001,551
Income attributable to non-controlling interests					163,428
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					8,838,123
Net loss from discontinued operations					(232,994)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$8,605,129

Depreciation and amortization expenses for the three months ended September 30, 2023 for the retail, bulk, services and manufacturing segments were $593,306, $748,594, $182,825 and $68,197, respectively.

	Nine Months Ended September 30, 2024
	Retail	Bulk	Services	Manufacturing	Total
Revenue	$24,392,814	$25,557,220	$42,017,917	$13,591,154	$105,559,105
Cost of revenue	10,828,421	17,632,010	30,536,801	9,428,978	68,426,210
Gross profit	13,564,393	7,925,210	11,481,116	4,162,176	37,132,895
General and administrative expenses	12,842,624	1,088,639	4,264,323	1,930,706	20,126,292
Gain on asset dispositions and impairments, net	195,452	—	3,000	—	198,452
Income from operations	$917,221	$6,836,571	$7,219,793	$2,231,470	17,205,055
Other income, net					1,560,650
Income before income taxes					18,765,705
Provision for income taxes					2,175,838
Net income from continuing operations					16,589,867
Income from continuing operations attributable to non-controlling interests					448,724
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					16,141,143
Net income from discontinued operations					10,637,926
Net income attributable to Consolidated Water Co. Ltd. stockholders					$26,779,069

Depreciation and amortization expenses for the nine months ended September 30, 2024 for the retail, bulk, services and manufacturing segments were $1,912,893, $2,159,557, $750,630 and $197,330, respectively.

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

	As of September 30, 2024
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,720,278	$25,258,343	$7,015,961	$2,205,039	$37,199,621
Inventory, current and non-current	$3,271,606	$4,847,304	$—	$990,481	$9,109,391
Contract assets	$—	$—	$1,237,011	$721,350	$1,958,361
Property, plant and equipment, net	$31,863,964	$18,769,485	$954,095	$1,615,674	$53,203,218
Construction in progress	$1,889,549	$709,326	$—	$200,260	$2,799,135
Intangibles, net	$—	$—	$2,269,796	$591,111	$2,860,907
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$12,861,404
Total segment assets	$98,835,592	$70,098,621	$50,915,586	$18,203,082	$238,052,881
Assets of discontinued operations					$314,847
Total assets					$238,367,728

	As of December 31, 2023
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$3,425,948	$26,965,126	$6,802,780	$1,033,037	$38,226,891
Inventory, current and non-current	$3,041,460	$4,858,324	$55,272	$3,135,357	$11,090,413
Contract assets	$—	$—	$17,715,872	$3,837,185	$21,553,057
Property, plant and equipment, net	$32,809,487	$20,370,056	$1,143,884	$1,559,094	$55,882,521
Construction in progress	$380,436	$—	$—	$115,035	$495,471
Intangibles, net	$—	$—	$2,692,074	$661,111	$3,353,185
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$12,861,404
Total segment assets	$58,774,647	$63,956,725	$58,476,773	$15,888,642	$197,096,787
Assets of discontinued operations					$21,340,805
Total assets					$218,437,592

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$4,957,318	$8,838,123	$16,141,143	$20,442,384
Less: preferred stock dividends	(4,912)	(4,295)	(13,754)	(11,305)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	4,952,406	8,833,828	16,127,389	20,431,079
Income (loss) from discontinued operations	(502,854)	(232,994)	10,637,926	(699,858)
Net income available to common shares in the determination of basic earnings per common share	$4,449,552	$8,600,834	$26,765,315	$19,731,221

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,833,715	15,742,854	15,830,599	15,734,234
Plus:
Weighted average number of preferred shares outstanding during the period	45,118	45,950	44,494	38,385
Potential dilutive effect of unexercised options and unvested stock grants	110,768	139,800	110,926	137,106
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,989,601	15,928,604	15,986,019	15,909,725

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

In November 2015, the State of Baja California (the “State”) officially commenced the public tender for the Project. A consortium (the “Consortium”) comprised of NSC and two other parties submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of the tender process for the Project.

In August 2016, NSC incorporated a new company under the name AdR to pursue completion of the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation.

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

The Company believed CW-Cooperatief, as a Netherlands company, had certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). On April 16, 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invited Mexico to seek a resolution of this investment dispute through consultation and negotiation but stated that if the dispute cannot be resolved in this manner, CW-Cooperatief would refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty. On June 29, 2021, the Mexican Ministry of Economy responded to CW-Cooperatief’s letter and proposed to hold a consultation meeting. Two such meetings were held on July 9, 2021 and August 2, 2021 on a confidential basis, without a resolution of the Company’s investment dispute.

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

The Settlement Agreement and any matter arising out of or in connection with it are governed by the federal laws of Mexico.

Summarized financial information for the discontinued Mexico project development operation is as follows:

	September 30,	December 31,
	2024	2023
Cash	$169,848	$91,283
Prepaid expenses and other current assets	144,999	120,234
Land	—	21,126,898
Other assets	—	2,390
Total assets of discontinued operations	$314,847	$21,340,805

Total liabilities of discontinued operations	$451,839	$364,665

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—
Loss from discontinued operations	$(502,854)	$(232,994)	$(1,496,840)	$(699,858)
Gain on sale of land and project documentation	$—	$—	$12,134,766	$—
Depreciation expense	$—	$—	$—	$—

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	September 30,	December 31,
	2024	2023
ASSETS
Current
Prepaid expenses and other current assets	$55,502	$110,541
Noncurrent
Operating lease right-of-use assets	3,328,936	2,135,446
Total lease right-of-use assets	$3,384,438	$2,245,987

LIABILITIES
Current
Current maturities of operating leases	$633,971	$456,865
Noncurrent
Noncurrent operating leases	2,784,742	1,827,302
Total lease liabilities	$3,418,713	$2,284,167

Weighted average remaining lease term:
Operating leases	5.2 years	6.1 years

Weighted average discount rate:
Operating leases	6.56%	5.67%

The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$213,090	$181,201	$633,692	$544,530
Short-term lease costs	153,227	78,189	270,351	128,992
Lease costs - discontinued operations	5,222	14,942	29,364	34,371
Total lease costs	$371,539	$274,332	$933,407	$707,893

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$699,497	$589,354
Operating cash outflows for operating leases - discontinued operations	—	8,405

Future lease payments relating to the Company’s operating lease liabilities from continuing operations as of September 30, 2024 were as follows:

Years ending December 31,	Total
2024	$209,949
2025	836,548
2026	763,783
2027	732,904
2028	749,143
Thereafter	978,023
Total future lease payments	4,270,350
Less: imputed interest	(851,637)
Total lease obligations	3,418,713
Less: current obligations	(633,971)
Noncurrent lease obligations	$2,784,742

7. Fair value

As of September 30, 2024 and December 31, 2023, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

As of September 30, 2024 and December 31, 2023, the Company does not have assets and liabilities measured at fair value to present in the fair value hierarchy.

8. Commitments and contingencies

Cayman Water

The Company sells water through its Cayman Water retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license has not been expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2024 and 2023, the Company generated approximately 23% and 14%, respectively, of its consolidated revenue and 34% and 23%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2024 and 2023, the Company generated approximately 23% and 18%, respectively, of its consolidated revenue and 36% and 29%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $25.1 million and $26.9 million as of September 30, 2024 and December 31, 2023, respectively. Approximately 77% and 80% of the accounts receivable balances were delinquent as of those dates, respectively.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has not provided a material allowance for credit losses for its accounts receivable from the WSC as of September 30, 2024.

CW-Bahamas held discussions with the WSC in March 2024 and with representatives of The Bahamas Government in April 2024 during which CW-Bahamas was informed that the Government intends to substantially reduce CW-Bahamas’ accounts receivable from the WSC before the end of 2024.

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s has maintained these ratings through the date of its most current report issued in October 2024.

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

CW-Bahamas Performance Guarantees

The contracts to supply water to the WSC from the Blue Hills and Windsor plants require CW-Bahamas to guarantee delivery of a minimum quantity of water per week. If the WSC requires the water and CW-Bahamas does not meet this minimum, CW-Bahamas is required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that the WSC is currently paying CW-Bahamas under the contract. The Blue Hills contract expires in 2032 and requires CW-Bahamas to deliver 63.0 million gallons of water each week. The Windsor contract expires in 2033 and requires CW-Bahamas to deliver 16.8 million gallons of water each week. CW-Bahamas has been in compliance with the performance guarantees under these contracts for all periods since the inception of the contracts.

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

Construction and Manufacturing Contract Revenue Recognition

We design, construct, and sell desalination infrastructure through DesalCo, which serves customers in the Cayman Islands, The Bahamas, and the British Virgin Islands. We design, construct, and sell wastewater and water reuse infrastructure in the United States through PERC and Kalaeloa Desalco. Aerex, is a custom and specialty manufacturer in the United States of water treatment-related systems and products applicable to commercial, municipal and industrial water production.

We recognize revenue for our construction and our specialized/custom manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to the total estimated costs at completion to measure progress toward satisfying a contract’s performance obligations, as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, materials, subcontractor costs and other expenses. We follow this method since we can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, we record revenue and recognize profit or loss as work on the contract progresses. We estimate total costs to be incurred and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and update these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprised of estimated total contract costs. Due to the extended time it may take to complete many of our contracts and the scope and nature of the work required to be performed on those contracts, the estimations of total revenue and costs at completion are complicated and subject to many variables and, accordingly, are subject to changes. When adjustments in estimated total contract revenue or estimated total contract costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

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

In November 2015, the State of Baja California (the “State”) officially commenced the public tender for the Project. A consortium (the “Consortium”) comprised of NSC and two other parties submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of the tender process for the Project.

In August 2016, NSC incorporated a new company under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”) to pursue completion of the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation.

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

We believed CW-Cooperatief, as a Netherlands company, had certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). On April 16, 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invited Mexico to seek a resolution of this investment dispute through consultation and negotiation but stated that if the dispute could not be resolved in this manner, CW-Cooperatief would refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty. On June 29, 2021, the Mexican Ministry of Economy responded to CW-Cooperatief’s letter and proposed to hold a consultation meeting. Two such meetings were held on July 9, 2021 and August 2, 2021 on a confidential basis, without a resolution of our investment dispute.

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

Our net losses from discontinued operations for the three months ended September 30, 2024 and 2023 were ($502,854) and ($232,994), respectively.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2024 was $4,454,464 ($0.28 per share on a fully diluted basis), as compared to net income of $8,605,129 ($0.54 per share on a fully diluted basis) for 2023.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2024 was $4,957,318 ($0.31 per share on a fully diluted basis), as compared to net income from continuing operations of $8,838,123 ($0.55 per share on a fully diluted basis) for 2023.

Revenue for 2024 decreased to $33,390,557 from $49,854,075 in 2023, as a result of a significant revenue decrease in the services segment and a slight revenue decrease in the manufacturing segment. Gross profit for 2024 was $11,634,658 (35% of total revenue) as compared to $16,614,428 (33% of total revenue) for 2023. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $6,955,969 for 2024 as compared to $5,872,490 for 2023. The increase in G&A expenses for 2024 arises principally from additional G&A expenses of approximately $430,000 attributable to REC, which was acquired in the fourth quarter of 2023 and an increase in audit, audit related and other professional fees of approximately $374,000.

Other income, net, increased to $724,040 for 2024 as compared to $236,066 for 2023 primarily due to approximately $430,000 of additional interest income resulting from additional interest earned on higher balances of interest earning assets and higher late payment charges on delinquent accounts receivable balances due from the Water and Sewerage Corporation of The Bahamas (“WSC”).

Results by Segment

Retail Segment:

The retail segment incurred a loss from operations of ($178,846) for 2024 compared to a loss from operations of ($381,142) for 2023.

Revenue generated by our retail water operations increased to $7,585,992 in 2024 from $7,216,574 in 2023 due to a 4.2% increase in the volume of water sold. We believe the increase in the volume of water sold in 2024 resulted from a 4.8% increase in the number of customer accounts in our license area from September 30, 2023 to September 30, 2024.

Retail segment gross profit increased to $3,979,048 (52% of retail revenue) for 2024 from $3,844,683 (53% of retail revenue) for 2023 due to the revenue increase. Gross profit as a percentage of revenue declined slightly in 2024 as compared to 2023 due to an increase in energy costs and repairs and maintenance expenses aggregating approximately $186,000.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained relatively consistent at $4,359,476 for 2024 as compared to $4,225,825 for 2023.

Bulk Segment:

The bulk segment contributed $2,416,646 and $2,305,110 to our income from operations for 2024 and 2023, respectively.

Bulk segment revenue was $8,767,168 and $8,488,615 for 2024 and 2023, respectively. The slight increase in bulk revenue from 2023 to 2024 reflects the impact of OC-Cayman’s new Red Gate II contract and an amendment of its North Sound contract, both of which became effective May 1, 2024.

Gross profit for our bulk segment was $2,797,876 (32% of bulk revenue) and $2,652,778 (31% of bulk revenue) for 2024 and 2023, respectively. Gross profit as a percentage of revenue increased slightly in 2024 as compared to 2023 due to higher revenue, efficiency improvements at OC-Cayman, and decreases in electricity costs and depreciation expense that slightly offset increased maintenance and insurance expenses.

Bulk segment G&A expenses remained relatively consistent at $381,230 for 2024 as compared to $347,668 for 2023.

Services Segment:

The services segment contributed $1,798,667 and $8,391,184 to our income from operations for 2024 and 2023, respectively.

Services segment revenue decreased to $12,677,837 for 2024 from $29,427,664 for 2023. Construction revenue was $3,637,038 in 2024 as compared to $24,204,446 in 2023. We recognized approximately $2.0 million and $20 million in construction revenue for the Liberty Utilities contract in 2024 and 2023, respectively. This contract was substantially completed as of June 30, 2024. Revenue generated under operations and maintenance contracts increased to $7,492,121 in 2024 from $5,021,081 in 2023. Revenue from REC, which was acquired in October 2023, constituted $2,140,143 of this operations and maintenance contracts revenue increase and the remainder of the increase related to new PERC contracts.

Gross profit for the services segment decreased to $3,268,512 (26% of services revenue) in 2024 from $9,253,019 (31% of services revenue) in 2023 due to the decreased revenue.

G&A expenses for the services segment increased to $1,469,845 for 2024 as compared to $861,835 for 2023 primarily due to the addition of REC’s G&A expenses of approximately $430,000 and incremental employee expenses for PERC of almost $101,000 due to an increase in staff.

Manufacturing Segment:

The manufacturing segment contributed $843,804 and $426,786 to our income from operations in 2024 and 2023, respectively.

Manufacturing revenue was relatively consistent at $4,359,560 and $4,721,222 for 2024 and 2023, respectively.

Manufacturing gross profit was $1,589,222 (36% of manufacturing revenue) for 2024 as compared to a gross profit of $863,948 (18% of manufacturing revenue) for 2023. The increase in manufacturing gross profit in dollars and as a percentage of revenue results from a higher margin product mix.

G&A expenses for the manufacturing segment increased to $745,418 for 2024 as compared to $437,162 for 2023 due to a provision for credit losses of approximately $169,000 for 2024.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Discontinued Operations – Mexico Project Development

As discussed previously, on June 30, 2020 the State of Baja California cancelled its APP Contract with AdR for the Project. As a result of the cancellation of the Project we discontinued all development activities associated with the Project, commenced marketing efforts to sell the land NSC purchased for the Project, and initiated international arbitration against the Government of Mexico to recover the costs we had incurred for the Project. In May 2024, we executed a Settlement Agreement with the State pursuant to which we discontinued the arbitration in exchange for the purchase by the State (i) of the land for the Project for MXN$596,144,000; and (ii) certain documentation for the Project for MXN$20,000,000. We received the proceeds from the sale of the land and documentation in June 2024.

Our net income (loss) from discontinued operations for the nine months ended September 30, 2024 and 2023 was $10,637,926 and ($699,858), respectively. The net income reported from discontinued operations for 2024 reflects the gain generated from the sale of the Project land and documentation under the Settlement Agreement.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2024 was $26,779,069 ($1.68 per share on a fully diluted basis), as compared to net income of $19,742,526 ($1.24 per share on a fully diluted basis) for 2023.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2024 was $16,141,143 ($1.01 per share on a fully diluted basis), as compared to a net income from continuing operations of $20,442,384 ($1.28 per share on a fully diluted basis) for 2023.

Revenue for 2024 decreased to $105,559,105 from $126,960,328 in 2023, reflecting a significant decline in revenue from our services segment. Gross profit for 2024 was $37,132,895 (35% of total revenue) as compared to $42,637,059 (34% of total revenue) for 2023. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $20,126,292 for 2024 as compared to $17,894,067 for 2023. The increase in G&A expenses for 2024 relates to additional G&A expenses of approximately

$1,116,000 attributable to REC, which was acquired in the fourth quarter of 2023, and incremental audit, audit related and professional fees of approximately $721,000.

Other income, net, increased to $1,560,650 for 2024 from $522,256 for 2023 primarily due to $945,449 of additional interest income resulting from additional interest earned on higher balances of interest earning assets and higher late payment charges on delinquent accounts receivable balances due from the WSC.

Results by Segment

Retail Segment:

The retail segment contributed $917,221 to our income from operations for 2024 and recorded a loss from operations of ($470,573) for 2023, respectively.

Revenue generated by our retail water operations increased to $24,392,814 in 2024 from $22,560,998 in 2023 due to a 6.9% increase in the volume of water sold. We believe the increase in the volume of water sold in 2024 resulted in part from a 4.8% increase in the number of customer accounts in our license area from September 30, 2023 to September 30, 2024

Retail segment gross profit increased to $13,564,393 (56% of retail revenue) for 2024 from $12,205,181 (54% of retail revenue) for 2023 due to the revenue increase. Retail segment gross profit as a percentage of revenue increased in 2024 as compared to 2023 due to the overall increase in water volume sold.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained relatively consistent at $12,842,624 for 2024 as compared to $12,668,467 for 2023.

Bulk Segment:

The bulk segment contributed $6,836,571 and $6,896,492 to our income from operations for 2024 and 2023, respectively.

Bulk segment revenue was $25,557,220 and $25,975,483 for 2024 and 2023, respectively. The decrease in bulk revenue from 2023 to 2024 reflects a decrease in the price of energy for CW-Bahamas, which decreased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for our bulk segment remained consistent at $7,925,210 (31% of bulk revenue) and $7,964,765 (31% of bulk revenue) for 2024 and 2023, respectively.

Bulk segment G&A expenses remained relatively consistent at $1,088,639 for 2024 as compared to $1,080,543 for 2023.

Services Segment:

The services segment contributed $7,219,793 and $16,921,397 to our income from operations for 2024 and 2023, respectively.

Services segment revenue decreased to $42,017,917 for 2024 from $66,243,328 for 2023. Construction revenue was $16,165,312 in 2024 as compared to $52,563,822 in 2023. We recognized approximately $8.3 million and $44.1 million in construction revenue for the Liberty Utilities contract in 2024 and 2023, respectively. This contract was substantially completed as of June 30, 2024. Revenue generated under operations and maintenance contracts increased to $21,660,396 in 2024 from $12,750,902 in 2023. The acquisition of REC effective October 2023 constituted $5,880,002 of this operations and maintenance contracts revenue increase and the remainder of the increase related to new PERC contracts.

Gross profit for the services segment decreased to $11,481,116 (27% of services revenue) in 2024 from $19,776,464 (30% of services revenue) in 2023 due to the decreased revenue.

G&A expenses for the services segment increased to $4,264,323 for 2024 as compared to $2,855,067 for 2023 primarily due to the addition of REC’s G&A expenses of approximately $1,116,000.

Manufacturing Segment:

The manufacturing segment contributed $2,231,470 and $1,402,592 to our income from operations in 2024 and 2023, respectively.

Manufacturing revenue was $13,591,154 and $12,180,519 for 2024 and 2023, respectively. The growth in manufacturing revenue for 2024 reflects increased production activity.

Manufacturing gross profit was $4,162,176 (31% of manufacturing revenue) for 2024 as compared to a gross profit of $2,690,649 (22% of manufacturing revenue) for 2023. The increase in manufacturing gross profit in dollars and as a percentage of revenue reflects the increase in revenue and a higher margin product mix.

G&A expenses for the manufacturing segment increased to $1,930,706 for 2024 as compared to $1,289,990 for 2023 primarily due to provisions for credit losses of approximately $395,000 in 2024.

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as of September 30, 2024 as compared to December 31, 2023 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable decreased by approximately $1.0 million primarily due to a $1.7 million decrease in CW-Bahamas’ accounts receivable and a decrease in retail segment accounts receivable of $706,000. These decreases were slightly offset by an increase in Aerex’s accounts receivables.

Current inventory decreased by approximately $2.1 million primarily due to a decrease in Aerex’s inventory resulting from production activity.

Prepaid expenses and other current assets increased by approximately $1.6 million primarily due to an increase in prepaid insurance.

Contract assets decreased by approximately $19.6 million primarily due to a $16.5 million decrease in the services segment contract assets attributable to the completion of the Liberty Utilities and the Red Gate II projects.

Property, plant and equipment, net, decreased by approximately $2.7 million primarily due to the scheduled depreciation of fixed assets.

Operating lease right-of-use assets increased by approximately $1.2 million due to the renewal of the corporate office lease in Cayman Islands.

Accounts payable, accrued expenses and other liabilities decreased by approximately $4.5 million primarily due to a $3.8 million decrease in subcontractor costs in the services segment.

Noncurrent operating leases increased by approximately $1.0 million due to the renewal of the corporate office lease in Cayman Islands.

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

Liquidity Position

Our projected liquidity requirements for the balance of 2024 include capital expenditures for our existing operations of approximately $3.8 million, which includes approximately $872,000 to be incurred for our new West Bay plant. In addition, we plan to spend approximately $3.1 million during the balance of 2024 for a project in the Bahamas. We paid approximately $1.8 million for dividends in October 2024. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board.

As of September 30, 2024, we had cash and cash equivalents of $104.9 million and working capital of $133.9 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $25.1 million and $26.9 million as of September 30, 2024 and December 31, 2023, respectively. Approximately 77% and 80% of the accounts receivable balances were delinquent as of those dates, respectively. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of September 30, 2024.

CW-Bahamas held discussions with the WSC in March 2024 and with representatives of The Bahamas Government in April 2024 during which CW-Bahamas was informed that the Government intends to substantially reduce CW-Bahamas’ accounts receivable from the WSC before the end of 2024.

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s has maintained these ratings through the date of its most current report issued in October 2024. Based upon our review of this Moody’s correspondence, we continue to believe that no material allowance for credit losses is required for CW-Bahamas’ accounts receivable from the WSC.

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

Discussion of Cash Flows for the Nine Months Ended September 30, 2024

Our cash and cash equivalents increased to $104,869,627 as of September 30, 2024 from $42,621,898 as of December 31, 2023.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $37,257,555. This net cash reflects the net income generated for the nine months ended September 30, 2024 of $27,227,793 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included the gain from the sale of land and project documentation from discontinued operations of $12,134,766, depreciation and amortization of $5,020,410, a decrease in accounts receivable of $637,162, a decrease in contract assets of $19,594,696, and a decrease in accounts payable, accrued expenses and other current liabilities of $3,908,157.

Cash Flows from Investing Activities

Net cash provided by our investing activities was $29,960,751 primarily due to the sale of land and project documentation from discontinued operations in Mexico. The balance of our investing activities consisted of additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used by our financing activities was $4,892,012, almost all of which related to the payment of dividends.

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license has not been expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2024 and 2023, we generated approximately 23% and 14%, respectively, of our consolidated revenue and 34% and 23%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2024 and 2023, we generated approximately 23% and 18%, respectively, of our consolidated revenue and 36% and 29%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas Performance Guarantees

Our contracts to supply water to the WSC from our Blue Hills and Windsor plants require us to guarantee delivery of a minimum quantity of water per week. If the WSC requires the water and we do not meet this minimum, we are required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that the WSC is currently paying us under the contract. The Blue Hills contract expires in 2032 and requires us to deliver 63.0 million gallons of water each week. The Windsor contract expires in 2033 and requires us to deliver 16.8 million gallons of water each week. We have been in compliance with the performance guarantees under these contracts for all periods since the inception of the contracts.

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

Dividends

●	On January 31, 2024, we paid a dividend of $0.095 to shareholders of record on January 2, 2024.
●	On April 30, 2024, we paid a dividend of $0.095 to shareholders of record on April 1, 2024.
●	On July 31, 2024, we paid a dividend of $0.095 to shareholders of record on July 1, 2024.
●	On August 20, 2024, our Board declared a dividend of $0.11 payable on October 31, 2024 to shareholders of record on October 1, 2024.

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

In periods of high inflation, our consolidated results of operations and cash flows could be materially adversely affected.

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

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license has not been expressly extended after January 2018, we continue to supply water under the terms of the 1990 license, as discussed in the following paragraphs. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2024 and 2023, we generated approximately 23% and 14%, respectively, of our consolidated revenue and 34% and 23%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2024 and 2023, we generated approximately 23% and 18%, respectively, of our consolidated revenue and 36% and 29%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $25.1 million as of September 30, 2024. Approximately 77% of this September 30, 2024 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of September 30, 2024.

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s has maintained these ratings through the date of its most current report issued in October 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter, we issued 1,043 shares of preferred stock to 20 employees for a total consideration of $23,753. The issuance of the preferred stock to 12 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 as amended (the “Securities Act”), because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). The issuance to eight employees who are US persons was exempt under Section 4(a)(2) of the Securities Act. The US persons are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through their business relationship with us, to information about us.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 14, 2024