Form 10-K
period 2024-12-31
Consolidated Water Co. Ltd.
filed 2025-03-17
CIK 928340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ⌧

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 30, 2024, was $395,630,506.

As of March 10, 2025, 15,874,796 shares of the registrant’s common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement related to its 2025 Annual Shareholders’ Meeting will be subsequently filed with the Securities and Exchange Commission and are incorporated by reference into Part III of this Form 10-K.

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

Overview

Through our subsidiaries and affiliate, we provide the following services to our customers in the Cayman Islands, The Bahamas, the United States and the British Virgin Islands:

●	Retail Water Operations. We produce potable water from seawater utilizing reverse osmosis technology and supply this water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the Cayman Islands government to provide water in two of the three most populated areas on Grand Cayman. In 2024, our retail water operations generated approximately 24% of our consolidated revenue.

●	Bulk Water Operations. We produce potable water from seawater utilizing reverse osmosis technology and supply this water to government-owned distributors in the Cayman Islands and The Bahamas. In 2024, our bulk water operations generated approximately 25% of our consolidated revenue.

●	Services Operations. We design, construct and sell water production and water treatment plants, and we manage and operate water production plants, and water treatment and reuse infrastructure, for third parties. We also provide water related consulting services. In 2024, our services operations generated approximately 38% of our consolidated revenue.

●	Manufacturing Operations. We manufacture and service a wide range of specialized and custom water-related products and systems applicable to commercial, municipal and industrial water production, supply and treatment. In 2024, our manufacturing operations generated approximately 13% of our consolidated revenue.

●	Affiliate Operations. We own 50% of the voting rights and 43.53% of the equity rights of Ocean Conversion (BVI) Ltd., which produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department.

As of December 31, 2024, the number of water production and water treatment plants we and our affiliate operated in each country, and the production capacities of these plants, were as follows:

Water Production Plant Location	Plants	Capacity(1)
Cayman Islands	6	10.6
Bahamas	2	14.8
British Virgin Islands	2	0.8
Total	10	26.2
(1)	In millions of gallons per day.

Water Treatment Plant Location	Plants	Capacity(1)
United States	29	58.0

(1)	In estimated millions of gallons per day.

In addition to the above plants, as of December 31, 2024, our wholly owned subsidiary, Ramey Environmental Compliance, Inc., performed operations, maintenance, and monitoring services for 64 wastewater and water treatment plants located in the Rocky Mountain and Eastern Plains Regions of Colorado.

Strategy

We are a comprehensive water solutions company that serves a variety of customers through multiple product and service offerings. Presently, we:

●	produce and sell potable water through the design, construction and operation of water infrastructure that employs reverse osmosis technology to produce potable water from seawater;
●	design, construct, sell, operate and manage water production, water treatment and water reuse infrastructure tailored to meet the regulatory, environmental and commercial requirements of our clients;
●	fabricate/manufacture specialized and custom equipment and products employed in the production and treatment of water for municipal, commercial and industrial purposes; and
●	provide water-related management and consulting services.

We expect to continue to expand and diversify our products, services and markets to meet the ever-expanding global demand for clean water.

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

Our Company

We conduct our operations in the Cayman Islands, The Bahamas, the United States, and the British Virgin Islands through our subsidiaries and our affiliate. Our corporate organizational structure as of December 31, 2024 is as follows:

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

Services Segment

PERC Water Corporation (“PERC”). In October 2019, we purchased, through our wholly-owned U.S. subsidiary, Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”), 51% of the equity in PERC, a U.S. company headquartered in Fountain Valley, California. In August 2020, we purchased an additional 10% ownership interest of PERC, increasing our ownership of this subsidiary to 61%. In January 2023, we acquired the remaining 39% ownership interest in PERC. PERC designs, constructs, sells, operates and manages water, wastewater and water reuse infrastructure in the United States.

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

DesalCo Limited (“DesalCo”). A Cayman Islands company, DesalCo provides design, management, engineering and construction services for desalination projects as well as management and engineering services relating to municipal water distribution and treatment. Serving as a subcontractor to OC-Cayman, DesalCo designed and constructed the four reverse osmosis plants that OC-Cayman currently operates for (and previously sold to) the WAC.

Kalaeloa Desalco LLC (“Kalaeloa Desalco”). In September 2021, Kalaeloa Desalco was formed to pursue a project encompassing the design, construction, operations and maintenance of a seawater reverse osmosis desalination plant in Oahu, Hawaii. In June 2023, Kalaeloa Desalco signed a definitive agreement with the Honolulu Board of Water Supply to design, build, operate and maintain a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii. Development of this plant is currently underway.

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

Corporate

Aquilex, Inc. (“Aquilex”). Aquilex, a U.S. company located in Coral Springs, Florida, provides financial, engineering, information technology, administrative and supply chain management support services to all our subsidiaries and our affiliate. The expenses incurred by Aquilex to support the operations of our business segments, along with other various general and administrative expenses incurred by our company, are reported as “Corporate” in the segment information included in Item 7. Management’s Discussion of Results of Operations and in Note 14 of the notes to our consolidated financial statements.

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

Discontinued Operations - Mexico Project Development

Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), N.S.C. Agua, S.A. de C.V. (“NSC”) and Aguas de Rosarito S.A.P.I. de C.V. (“AdR”). CW-Cooperatief is a wholly-owned Netherlands subsidiary incorporated in 2010. CW-Cooperatief owns 99.9% of NSC, a Mexican company. NSC owns 100% of AdR. NSC and AdR were formed to pursue a project encompassing the design, construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant which was to be located in northern Baja California, Mexico and accompanying pipeline to deliver water to the Mexican potable water system (the “Project”).

In August 2016, the Public Private Partnership Agreement for the Project (the “APP Contract”) was executed between AdR, the Comisión Estatal del Agua de Baja California (“CEA”), the Government of Baja California as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”).

In June 2020, the Director General of CEA and the Director General of CESPT terminated the APP Contract. As a result of the cancellation of the APP Contract, we discontinued all development activities associated with the Project and in June 2024 we sold the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all expenses we incurred in connection with our international arbitration with the Mexico government to obtain reimbursement for the costs we incurred in connection with the Project are reported as discontinued operations in our consolidated financial statements. We are presently in the process of liquidating CW-Cooperatief, NSC and AdR.

Our Operations

For fiscal year 2024, our retail water, bulk water, services and manufacturing segments generated approximately 24%, 25%, 38% and 13%, respectively, of our consolidated revenue. For additional information about our business segments and geographical information about our operating revenue and long-lived assets, see Note 14 to our consolidated financial statements at ITEM 8 of this Annual Report.

Retail Water Operations

For fiscal years 2024, 2023, and 2022, our retail water operations accounted for approximately 24%, 17%, and 27%, respectively, of our consolidated revenue. This business produces and supplies potable water to end-users, including residential, commercial and government customers in the Cayman Islands.

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

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. From that date until February 18, 2025, we continued to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with our understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. We continued to pay the royalty of 7.5% of the revenue we collected as required under the 1990 license.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the negotiations with us for a new retail license from the WAC to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are ongoing. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that they seek to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license.

Under the new regulatory legislation passed in October 2016, Cayman Water must first be granted a concession by the government before obtaining a new (or renewing the old) retail operations license. On February 18, 2025, Cayman Water received a new concession from the government that authorizes and maintains the terms of the 1990 license until a new license from OfReg is negotiated and enacted.

See also ITEM 1A. RISK FACTORS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies - Cayman Water Retail License.

Our retail operations in the Cayman Islands produce potable water at three seawater reverse osmosis desalination plants in Grand Cayman located at our Abel Castillo Water Works (“ACWW”) and West Bay sites. We own the land for our ACWW and West Bay plants. The current aggregate production capacity of the two plants located at ACWW is 3.0 million gallons of water per day. The production capacity of the West Bay plant is 1.0 million gallons of water per day.

Electricity is supplied to our plants by Caribbean Utilities Co. Ltd., a publicly traded utility company. We maintain diesel engine-driven standby generators at all three retail plant sites with sufficient capacity to operate our distribution pumps and other essential equipment during any temporary interruptions in electricity supply. Standby generation capacity is available at our ACWW plants and West Bay plant to operate a portion of the water production capacity as well.

Our distribution system is connected to the distribution system of the WAC. From time to time, the WAC has purchased water from our retail plants.

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

Demand on our water production and pipeline distribution varies throughout the year. Demand depends upon various factors, most notably rainfall amounts and the number of tourists visiting Grand Cayman during any particular time of the year. In general, the majority of tourists come from the United States during the winter which is also the dry season in the Cayman Islands. The COVID-19 pandemic and the resulting cessation of tourism to the Cayman Islands significantly reduced demand for our water. In August 2022, the Cayman Islands government lifted the COVID-19 pandemic related travel restrictions that had eliminated tourist travel to the Cayman Islands since March 2020.

Bulk Water Operations

For fiscal years 2024, 2023, and 2022, our bulk water operations accounted for approximately 25%, 19%, and 35%, respectively, of our consolidated revenue. These operations produce potable water from seawater and sell this water to government-owned utilities in the Cayman Islands and The Bahamas, which then distribute the water to end users.

Bulk Water Operations in the Cayman Islands

Through our wholly-owned subsidiary OC-Cayman we provide bulk water to the WAC, a government-owned utility and regulatory agency, under two agreements. The WAC in turn distributes that water to properties in Grand Cayman outside of our retail license area.

The water we provide to the WAC is produced at three seawater reverse osmosis desalination plants in Grand Cayman owned by the WAC but designed and built by DesalCo and operated by OC-Cayman: the North Sound, Red Gate and North Side Water Works (“NSWW”) plants, which have production capacities of approximately 1.6 million, 2.6 million and 2.4 million gallons of water per day, respectively. The plants we operate for the WAC are located on land owned by the WAC.

Our agreement with the WAC for the North Sound and NSWW plants expires in 2026. Our agreement with the WAC for the Red Gate plant expires in 2034.

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

The high-pressure pumps at our Windsor and Blue Hills plants in The Bahamas are powered by diesel engines. Electricity for the remainder of our plant operations is supplied by Bahamas Power and Light Company (“BPL”). We maintain a standby generator with sufficient capacity to operate essential equipment at our Windsor and Blue Hills plants and are able to produce 100% of the production capacity with these plants during temporary interruptions in the electricity supply from BPL.

Services Operations

For fiscal years 2024, 2023, and 2022, our services operations accounted for approximately 38%, 54% and 31%, respectively, of our consolidated revenue.

We provide design, engineering and construction services for desalination infrastructure projects through DesalCo, an original equipment manufacturer of seawater reverse osmosis desalination plants. DesalCo also provides management and procurement services for desalination plants and engineering services relating to municipal water production, distribution and treatment. DesalCo sometimes tests new components and technology offered by suppliers in our business and, at times, collaborates with suppliers in the development of their products. Presently, DesalCo is providing engineering, management and purchasing services to our affiliate OC-BVI in the British Virgin Islands. In the past, DesalCo has provided consulting services to the WSC and constructed the desalination plants sold by OC-Cayman to the WAC.

In October 2019, we acquired 51% of the common stock of PERC, a U.S. company headquartered in Fountain Valley, California, which commenced operations in 1998. In August 2020, we acquired an additional 10% of PERC, increasing our ownership of this subsidiary to 61%. In January 2023, we acquired the remaining 39% ownership interest in PERC. PERC designs, constructs, sells, operates and manages water, wastewater and water reuse infrastructure. PERC also provides management services for water, wastewater and water reuse infrastructure under long-term operations and maintenance contracts. PERC’s primary markets are California and the Southwest U.S., but it conducts business in other areas of the U.S.

Effective October 1, 2023, we purchased, through our wholly-owned subsidiary PERC, a 100% ownership interest in REC, a Colorado company headquartered in Frederick, Colorado. REC operates and maintains water and wastewater treatment facilities and provides technical services to clients throughout the Rocky Mountain and Eastern Plains Regions of Colorado.

Manufacturing Operations

For fiscal years 2024, 2023, and 2022, our manufacturing operations accounted for approximately 13%, 10% and 7%, respectively, of our consolidated revenue. Our manufacturing operations consist of Aerex, an original equipment manufacturer and service provider of a wide range of specialized and custom products applicable to desalination, municipal water treatment and industrial water and wastewater treatment. Aerex’s products include reverse osmosis desalination equipment, membrane separation equipment, filtration equipment, piping systems, vessels and custom fabricated components. Aerex’s manufacturing facility and headquarters are located in Fort Pierce, Florida and substantially all of its customers are U.S. companies.

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

OC-BVI owns and operates a desalination plant located at Bar Bay, Tortola with a capacity of 720,000 gallons per day. Pursuant to a water supply agreement with the BVI government, OC-BVI is required to supply up to 600,000 gallons per day to the BVI government. This water supply agreement expires in March 2031.

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

We use reverse osmosis technology to convert seawater to potable water at all of the desalination plants we construct and operate. We believe that this technology is the most effective and efficient conversion process for our markets. However, we are always seeking ways to maximize efficiencies in our current processes and investigating new, more efficient processes to convert seawater to potable water. The equipment at our desalination plants is among the most energy efficient available and we monitor and maintain the equipment in an efficient manner. As a result of our decades of experience in seawater desalination, we believe our expertise and experience with respect to the development and operation of desalination plants and similar facilities is easily transferable to locations outside of our historical operating areas as demonstrated by the recent award to us of a reverse osmosis desalination project in Honolulu, Hawaii, USA.

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

Raw Materials and Sources of Supply

All materials, parts and supplies essential to our business operations are obtained from multiple sources and we use the latest industry technology. Prior to our acquisition of Aerex, we did not manufacture any parts or components for equipment essential to our business. Aerex has manufactured key components for our desalination plants and we expect Aerex to continue to do so from time to time, however, our other businesses are not dependent on Aerex.

Our access to seawater for processing into potable water is granted through our licenses and contracts with governments of the various jurisdictions in which we operate.

Seasonal Variations in Our Business

Demand for our water in the Cayman Islands, The Bahamas and the British Virgin Islands is affected by variations in the level of tourism and rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, global health concerns such as COVID-19, and increased costs of fuel and airfare. In the Cayman Islands, we normally sell more water during the first and second quarters of the year, when the number of tourists is greater and local rainfall is less than in the third and fourth quarters. The COVID-19 pandemic and the resulting cessation of tourism to the Cayman Islands significantly reduced demand for our water in 2021. In August 2022, the Cayman Islands government lifted the COVID-19 pandemic related travel restrictions that had eliminated tourist travel to the Cayman Islands since March 2020. Demand for our water in The Bahamas was not affected to the same degree by the drop in tourism resulting from the COVID-19 pandemic.

The business conducted by Aerex, REC, and PERC is generally not subject to seasonal variations.

Government Regulations, Custom Duties and Taxes

Our operations and activities are subject to the governmental regulations and taxes of the countries in which we operate. The following summary of regulatory developments and legislation does not purport to describe all present and proposed regulation and legislation that may affect our businesses. Legislative or regulatory requirements currently applicable to our businesses may change in the future. Any such changes could impose new obligations on us that may adversely affect our business and operating results. The following paragraphs set forth some of the key governmental regulations in the jurisdictions in which we operate outside of the United States.

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

The Bahamas

Under the current laws of the Commonwealth of The Bahamas, no income, corporation, capital gains or similar taxes are payable by us. We are required to pay an annual business license fee (the calculation of which is based on our preceding year’s financial statements) which to date has not been material to the results of our Bahamas operations. We are also required to pay a value added tax on materials and services we purchase and bill a value added tax for the water we sell.

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

Cayman Islands. The Cayman Islands government, through the WAC, supplies water to the areas of Grand Cayman that are not within our licensed area, as well as to Cayman Brac. We operate all but one of the reverse osmosis desalination plants owned by the WAC on Grand Cayman and supply water under three agreements held by OC-Cayman with the WAC.

According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in 2023 to be 84,738 after the 2021 census count. According to the figures published by the Department of Tourism Statistics Information Center, in 2024 as compared to 2023, tourist air arrivals increased by 2% to approximately 438,000 and tourist cruise ship arrivals decreased by 15% to approximately 1,076,000.

We believe that our water sales in the Cayman Islands are more positively impacted by stay-over tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only visit the island for less than one day and do not stay in hotels or condominiums. Our water sales in the Cayman Islands are also greatly impacted by rainfall patterns and amounts on Grand Cayman.

The Bahamas. The Bahamas government, through the WSC, supplies all of the piped water on the island of New Providence, Bahamas, which includes Nassau, the largest city, political capital and commercial hub of The Bahamas. We supply water to the WSC through the water supply agreements for our Blue Hills and Windsor plants, which are located in Nassau. New Providence is the most populous island in The Bahamas, with more than 70% of the country’s population. A 2022 census placed the population of New Providence at approximately 297,000. According to statistics published by the Bahamas Ministry of Tourism, in 2024 as compared to 2023, the number of air arrivals decreased by 1% to approximately 1,320,000 and cruise ship arrivals increased by 25% to approximately 3,901,000.

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

We are the only non-government-owned public water utility on Grand Cayman. The Cayman Islands government, through the WAC, supplies water to parts of Grand Cayman located outside of our licensed service area. Although we have no competition within our exclusive retail license service area for potable water, our ability to expand our service area is at the discretion of the Cayman Islands government. We have competed with such companies as Veolia, IDE Technologies and small local contractors for bulk water supply contracts with the WAC and expect to compete with these and other companies for any new water supply contracts awarded by the WAC.

The Bahamas. We have competed with companies such as Veolia, IDE Technologies, and TSG for the contracts with The Bahamas government to build and operate seawater desalination plants in the past. We expect to compete with these companies and others for any future water supply contracts in The Bahamas.

British Virgin Islands. In the British Virgin Islands, Veolia operates seawater reverse osmosis desalination plants in West End, Tortola, and on Virgin Gorda and generally bids against OC-BVI for projects. Seven Seas Water owns and operates a 2.75 million gallon per day desalination plant in Parakeeta Bay, Tortola for the British Virgin Islands government. We expect that OC-BVI will likely compete against Veolia, Seven Seas Water, TSG and other parties for any future business opportunities that may arise in the British Virgin Islands.

United States. Aerex competes in the highly fragmented industry for manufactured water production and treatment equipment and systems against a large number of manufacturers, fabricators and service providers, many of which have greater resources than Aerex.

PERC and REC compete in the highly fragmented industry for water treatment and water reuse infrastructure development and management against a large number of companies, many of which have greater resources than PERC and REC such as Veolia, Inframark, and Jacobs Solutions.

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

At several of our locations, hydrogen sulfide gas is present in the seawater and we are contractually obligated to operate our plants in a manner designed to remove hydrogen sulfide gas from our product water and to prevent the emission of airborne hydrogen sulfide gas into the environment.

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

Human Capital

We are committed to a work environment that is safe, welcoming and encouraging. To achieve our plans and goals, it is imperative that we attract and retain top talent. In order to do so, we aim to provide a workplace with opportunities for our employees to grow and develop professionally, supported by strong compensation, benefits, and other incentives. We have historically experienced low employee turnover.

As of March 10, 2025, we employed a total of 307 persons, 62 in the Cayman Islands, 226 in the United States, 17 in The Bahamas and two in The Netherlands. We also managed the five employees of OC-BVI in the British Virgin Islands. We have 23 management employees and 60 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. We have no collective bargaining agreements with our employees, and none are represented by labor unions. We consider our relationship with our employees to be very good.

Available Information

Our website address is http://www.cwco.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website as part of this Annual Report.

We have adopted a written code of conduct and ethics that applies to all of our employees and Directors, including, but not limited to, our Chief Executive Officer, Chief Financial Officer, and principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics, the charters of the Audit Committee, Compensation Committee, Nominations and Corporate Governance Committee, Environmental and Social Governance Committee and the Corporate Governance Guidelines of our Board of Directors are available at the Investors section of our website.

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

Our exclusive license to provide water to retail customers in the Cayman Islands is presently under renegotiation with OfReg, the Cayman Islands government utility regulatory authority, and we are presently unable to predict the outcome of these on-going negotiations.

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2024, 2023, and 2022, we generated approximately 24%, 17% and 27%, respectively, of our consolidated revenue and 38%, 26% and 44%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. From that date through February 18, 2025, we continued to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with our understanding of its legal obligations, treating those obligations set forth in the

1990 license as operative notwithstanding the expiration of the express extension. We continued to pay a royalty of 7.5% of the revenue we collected as required under the 1990 license.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the negotiations with us for a new retail license from the WAC to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are ongoing. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that they seek to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license.

Under the new regulatory legislation passed in October 2016, Cayman Water must first be granted a concession by the government before obtaining a new (or renewing the old) retail operations license. On February 18, 2025, Cayman Water received a new concession from government that authorizes and maintains the terms of the 1990 license until a new license from OfReg is negotiated and enacted.

We are presently unable to determine what impact the resolution of our retail license negotiations with OfReg will have on our cash flows, financial condition or results of operations but such resolution could result in a material reduction (or the loss) of the operating income and cash flows we have historically generated from our retail operations and could require us to record impairment losses to reduce the carrying values of our retail segment assets. Such impairment losses could have a material adverse impact on our consolidated financial condition and results of operations.

Periodically, our Bahamas subsidiary experiences substantial delays in the collection of its accounts receivable. As a result, our Bahamas subsidiary could have insufficient liquidity to continue operations, and our consolidated financial results could be materially adversely affected.

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $28.4 million as of December 31, 2024. Approximately 81% of this December 31, 2024 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of December 31, 2024.

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

The cost estimates we prepare in connection with the construction and operation of our water plants, the water infrastructure we construct and sell to third parties, and our manufacturing contracts, are subject to inherent uncertainties. Additionally, the terms of our water supply contracts may require us to guarantee the price of water on a per unit basis, subject to certain annual inflation and monthly energy cost adjustments, and to assume the risk that the costs associated with producing this water may be greater than anticipated. Because we base our contract prices in part on our estimation of future construction, manufacturing and operating costs, the profitability of our plants and our manufacturing and operations and maintenance contracts is dependent on our ability to estimate these costs accurately. The cost of materials and services and the cost of the delivery of such services may increase significantly after we submit our bid for a contract, which could cause the gross profit for a contract to be less than we anticipated when the bid was made. The profit margins we initially expect to generate from an operations and maintenance contract could be further reduced if future operating costs for that contract exceed our estimates of such costs. Any construction, manufacturing, and operating costs for our contracts that significantly exceed our initial estimates could have a material adverse impact our consolidated financial condition, results of operations, and cash flows.

Certain of PERC’s contracts with its customers, including the contract with the Board of Water Supply of the City of Honolulu, Hawaii, may be terminated at any time at the customer’s convenience or with relatively short advance notice. The termination of any of these contracts prior to their full performance may result in us realizing less than the full consideration payable under the contract and may negatively impact our financial results.

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

One bulk water customer, the WSC, accounted for approximately 22% of our consolidated revenue for 2024. If, for financial or other reasons, the WSC does not comply with the terms of our water supply agreements our consolidated financial condition, results of operations, and cash flows could be materially adversely affected.

Our operations are affected by tourism and are subject to seasonal fluctuations and other factors beyond our control that could affect the demand for our water.

Demand for our water in the Cayman Islands and The Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, global health concerns such as COVID-19, and increased costs of fuel and airfare. In the Cayman Islands, we normally sell more water during the first and second quarters of the year, when the number of tourists is greater and local rainfall is less than in the third and fourth quarters. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely impact our results of operations and cash flows. During the COVID-19 pandemic, the resulting cessation of tourism to the Cayman Islands through August 2022 significantly reduced the demand for our water.

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

Our internal controls over financial reporting were not considered to be effective as of December 31, 2024, and our independent auditors may not be able to certify as to their effectiveness in the future, which could adversely affect our business results and operations.

A material weakness was identified in our internal control over financial reporting as of December 31, 2024. The material weakness related to insufficient information technology general controls designed to monitor direct changes to databases within two accounting systems during the period January 1, 2024 through October 31, 2024. Although we have taken actions to remediate this weakness, we cannot conclude that our remediation effort has been successful until such time as we have completed sufficient testing of the remediation process and the accompanying internal controls and procedures that rely on the information technology general controls. We cannot assure you that our remediation efforts will be successful or that other material weaknesses and control deficiencies will not be discovered in the future. If we identify any other material weaknesses in our internal control over financial reporting, it may cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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
●restricting the importation or use, and/or imposing tariffs on certain goods and materials from foreign countries;

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

Our success depends upon the abilities of our Executive Officers. In particular, the loss of the services of Frederick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2027. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will extend his employment agreement with us.

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

We are subject to credit risk posed by possible defaults in payment by our customers in the Cayman Islands, The Bahamas, the United States, and the British Virgin Islands. Adverse economic conditions affecting, or financial difficulties of, those parties could impair their ability to pay us or cause them to delay payment. We depend on these parties to pay us on a timely basis. Our outstanding accounts receivable are not covered by collateral or credit insurance. Any delay or default in payment could adversely affect our consolidated financial condition, results of operations, and cash flows.

We are exposed to the risk of variations in currency exchange rates.

Although we report our results in United States dollars, a significant portion of our revenue is earned in other currencies. These currencies have been fixed to the United States dollar for more than 50 years. Consequently, we do not employ hedging strategies against the foreign currency exchange rate risk associated with conducting business in foreign currencies while reporting in United States dollars. If any of the existing fixed exchange rates for these other currencies becomes a floating exchange rate and any of these currencies depreciate against the U.S. dollar, our consolidated financial condition, results of operations, and cash flows could be materially adversely affected.

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

We are incorporated under the laws of the Cayman Islands and most of our assets are located outside of the United States. In addition, six of our 13 Directors and Officers reside outside the United States. As a result, it may be difficult for investors to execute service of process within the United States upon us and such other persons, or to enforce judgments obtained against such persons in United States courts, and bring any action, including actions predicated upon the civil liability provisions of the United States securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts or jurisdictions located outside of the United States, rights predicated upon the United States securities laws.

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

The average daily trading volume of our common stock in 2024 was approximately 118,000 shares, a much lower trading volume than that of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to the limited volume of trading in our common stock, an investor in our stock may have difficulty selling larger volumes of our common stock in the manner, or at the price, that might be attainable if our common stock were more actively traded.

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

Britannia Plant

We own our Britannia seawater reverse osmosis desalination plant located in the Seven Mile Beach area which has been decommissioned. However, we still have and operate on this site, a potable water storage tank with a capacity of 840,000 gallons, potable water high service pumps, and various ancillary equipment to repump water produced by our other plants. We have leased the site (comprised of 0.73 acres) and steel frame building which houses the plant for a term that ends in 2027 at an annual rent of $1.00.

Distribution System

We own our Seven Mile Beach and West Bay potable water distribution systems in Grand Cayman which consist of potable water pipes, valves, curb stops, meter boxes, and water meters. We have the legal right to maintain (and expand or contract as necessary) these systems on public and private land within our licensed service area.

Corporate Office

We occupy approximately 5,800 square feet of office space at the Regatta Office Park, West Bay Road, Grand Cayman, Cayman Islands under a lease that expires in April 2029.

Other Property

In October 2022, Cayman Water purchased for $2.94 million approximately 2.8 acres of land in the West Bay area of Grand Cayman. Cayman Water expects to use this site for the construction of new corporate and operations offices, customer service center, and emergency operations center. We also plan to relocate our current warehouse facility from the ACWW site to this proposed new location at some point in the future.

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

U.S. Properties

Aerex owns a 30,000 square foot manufacturing facility located on 6.4 acres of land in Fort Pierce, Florida and has approximately 6,000 square feet of office space in downtown Fort Pierce under a lease that expires on June 30, 2026. We are in the process of expanding Aerex’s manufacturing facility to 47,500 square feet. The anticipated completion date for this expansion is June 2025.

Our Aquilex warehouse consists of 4,100 square feet located in Sunrise, Florida that has been leased through September 2025. Our Aquilex office consists of 6,500 square feet located in Coral Springs, Florida that has been leased through March 2026. We are presently evaluating lease renewals as well as possible new locations for both our Aquilex headquarters and its warehouse.

PERC subleases approximately 4,100 square feet of office space in Fountain Valley, California that serves as its corporate headquarters. This lease expires in August 2025. We are presently evaluating a renewal of this lease as well as possible new locations for PERC’s corporate headquarters.

REC leases approximately 7,500 square feet of office space in Frederick, Colorado that serves as its corporate headquarters under a lease that expires on October 1, 2029.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the NASDAQ Global Select Market and trades under the symbol “CWCO”.

No trading market exists for our redeemable preferred stock, which is only issued to, or purchased by, our long-term employees.

On January 2, 2024, March 27, 2024 and January 2, 2025, we issued a total of 29,392 shares, 26,742 shares and 24,875 shares of our common stock, respectively, to Executive Officers under our 2008 Equity Incentive Plan. On December 17, 2024, we issued a total of 11,448 shares of our common stock to our Directors under our Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “ITEM 11. EXECUTIVE COMPENSATION”.

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

Holders

As of March 10, 2025, we had 695 holders of record of our common stock.

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

Listed below, for each quarter of the last three fiscal years, are the per share dividends declared on our issued and outstanding shares of common shares and redeemable preferred stock.

	2024	2023	2022
First Quarter	$0.095	$0.085	$0.085
Second Quarter	0.095	0.085	0.085
Third Quarter	0.11	0.095	0.085
Fourth Quarter	0.11	0.095	0.085
	$0.41	$0.36	$0.34

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

Comparative Operations
Water Production Plants	2024		2023		2022
Location	Plants	Capacity (1)	Plants	Capacity (1)	Plants	Capacity (1)
Cayman Islands	6	10.6	6	9.3	7	9.9
Bahamas	2	14.8	2	14.8	2	14.8
British Virgin Islands	2	0.8	2	0.8	2	0.8
	10	26.2	10	24.9	11	25.5
(1)	In millions of gallons per day.

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

The following table sets forth the comparative combined estimated production capacity of our subsidiary PERC as of December 31 of each year.

Comparative Operations
Water Treatment Plants	2024		2023		2022
Location	Plants	Capacity (1)	Plants	Capacity (1)	Plants	Capacity (1)
United States	29	58.0	31	59.7	27	52.5
(1)	In estimated millions of gallons per day.

As of December 31, 2024 and 2023, REC performed operations, maintenance, and monitoring services for 64 and 72, respectively, wastewater and water treatment plants located in the Rocky Mountain and Eastern Plains Regions of Colorado.

Cayman Islands

We have been operating our business on Grand Cayman since 1973 and have been using reverse osmosis technology to convert seawater to potable water since 1989. The Cayman Islands have a limited natural supply of fresh water. We have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to the Seven Mile Beach and West Bay areas of Grand Cayman. Our Grand Cayman operations consist of three company-owned seawater reverse osmosis desalination plants which (as of December 31, 2024) provide water to 8,174 retail residential and commercial connections within a government licensed area and three government-owned seawater reverse osmosis plants which supply bulk water to the WAC. Our pipeline system on Grand Cayman Island covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 100 miles of potable water pipe.

Our exclusive license from the Cayman Islands government was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. From that date to February 18, 2025, we continued to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with our understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. We continued to pay the royalty of 7.5% required under the 1990 license. On February 18, 2025, we received a new concession from the Cayman Islands government that authorizes and maintains the terms of our previous license until a new license is negotiated and enacted. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that they seek to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license. See further discussion of this matter at ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Material Commitments, Expenditures and Contingencies – Cayman Water Retail License.

The Bahamas

CW-Bahamas produces potable water from two seawater reverse osmosis desalination plants. The Windsor plant and the Blue Hills plant are located in Nassau, New Providence and have a total installed capacity of 14.8 million gallons per day. CW-Bahamas supplies water from these plants to the WSC under long-term supply agreements. During 2024, we supplied approximately 4.8 billion gallons of water to the WSC from these plants, which is consistent with the 4.8 billion gallons supplied during 2023.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable. Representatives of the Bahamas government have informed us that their delays in paying our accounts receivables did/do not reflect any type of dispute with us with respect to the amounts owed. To date, all amounts due from CW-Bahamas were eventually paid in full, and we believe that the present accounts receivable from the WSC are fully collectible. Such accounts receivable balances due from The Bahamas government amounted to $28.4 million as of December 31, 2024. See further discussion of this matter at ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - CW-Bahamas Liquidity.

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

For 2024 and 2023, we elected to assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment testing we have conducted in prior years for our reporting units. We assessed the relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units are less than their carrying values. The events and circumstances assessed for each reporting unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events. Based upon this qualitative assessment, we determined that it is more likely than not that the fair values of our reporting units exceeded their carrying values as of December 31, 2024 and 2023.

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

Construction and Manufacturing Contract Revenue Recognition

We design, construct, and sell desalination infrastructure through DesalCo, which serves customers in the Cayman Islands, The Bahamas, and the British Virgin Islands. We design, construct, and sell wastewater and water reuse infrastructure in the United States through PERC and Kalaeloa Desalco. Aerex is a custom and specialty manufacturer in the United States of water treatment-related systems and products applicable to commercial, municipal and industrial water production.

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

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

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

On May 29, 2024, we, through CW-Cooperatief, NSC, and AdR entered into a settlement agreement (the “Settlement Agreement”) with the State and Banco Nacional de Obras y Servicios Públicos, S.N.C., as trustee under the trust agreement for the trust named Fondo Nacional de Infraestructura (the “Trust”). Under the Settlement Agreement, CW-Cooperatief requested that ICSID discontinue the arbitration and on May 31, 2024, ICSID issued an order discontinuing the arbitration. Pursuant to the Settlement Agreement, the Trust purchased the 20.1 hectares of land on which the Project’s plant was to be constructed, including related rights of way (the “Land”), on an “as-is” basis, from NSC for MXN$596,144,000. The sale of the Land to the Trust was closed on June 14, 2024 at which time the MXN$596,144,000 was paid to us and converted at the prevailing exchange rate on that date into US$31,959,685.

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

Our net income (loss) from discontinued operations for 2024 and 2023 was $10,355,184 and ($1,086,744), respectively. The net income reported from discontinued operations for 2024 reflects the gain generated from the sale of the Project land and documentation under the Settlement Agreement.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2024 was $28,237,554 ($1.77 per share on a fully diluted basis), as compared to $29,585,391 ($1.86 per share on a fully diluted basis) for 2023.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the year ended December 31, 2024 as compared to the year ended December 31, 2023 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2024 was $17,882,370 ($1.12 per share on a fully diluted basis), as compared to $30,672,135 ($1.93 per share on a fully diluted basis) for 2023.

Revenue for 2024 decreased to $133,966,633 from $180,211,233 in 2023, due to a significant decrease in revenue from our services segment. Gross profit for 2024 was $45,624,448 (34% of total revenue) as compared to $61,927,105 (34% of total revenue) for 2023. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative expenses (“G&A expenses”) on a consolidated basis increased to $27,537,436 for 2024 as compared to $24,752,366 for 2023. The principal factors for the increase in G&A expenses for 2024 relates to additional G&A expenses of approximately $1,321,000 attributable to REC, which was acquired in the fourth quarter of 2023, and incremental audit, legal and audit related and other professional fees of approximately $1,357,000.

Other income, net, increased to $2,393,676 in 2024, as compared to $828,313 in 2023 primarily due to $1,397,782 of additional interest income resulting from additional interest earned on higher balances of interest earning assets and higher late payment charges on delinquent accounts receivable balances due from the WSC.

Results by Segment

Retail Segment:

The retail segment generated $14,280,948 of income from operations for 2024 as compared to $13,266,942 for 2023.

Revenue generated by our retail water operations increased to $31,741,343 in 2024 from $30,158,051 in 2023 due to a 4.5% increase in the volume of water sold. We believe the increase in the volume of water sold in 2024 resulted in part from a 4.3% increase in the number of customer accounts in our license area from December 31, 2023 to December 31, 2024.

Retail segment gross profit increased to $17,542,255 (55% of retail revenue) for 2024 as compared to $16,266,822 (54% of retail revenue) for 2023 due to the revenue increase. Retail segment gross profit as a percentage of revenue increased slightly in 2024 as compared to 2023 due to the overall increase in water volume sold.

Retail G&A expenses remained relatively consistent at $3,263,593 for 2024 as compared to $2,978,164 for 2023.

Bulk Segment:

The bulk segment contributed $8,748,052 and $8,742,382 to our income from operations for 2024 and 2023, respectively.

Bulk segment revenue was $33,673,387 and $34,595,058 for 2024 and 2023, respectively. The decrease in bulk revenue from 2023 to 2024 reflects a decrease in the price of energy for CW-Bahamas, which decreased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $10,313,027 (31% of bulk revenue) and $10,466,926 (30% of bulk revenue) for 2024 and 2023, respectively. Gross profit as a percentage of revenue increased slightly in 2024 as compared to 2023 due to higher revenue, efficiency improvements at OC-Cayman, and decreases in electricity and fuel costs and depreciation expense that more than offset increased maintenance and insurance expenses.

Bulk segment G&A expenses remained relatively consistent at $1,564,975 for 2024 as compared to $1,737,264 for 2023.

Services Segment:

The services segment contributed $6,392,259 and $26,897,080 to our income from operations for 2024 and 2023, respectively.

Services segment revenue decreased to $50,956,489 for 2024 compared to $97,966,650 for 2023. Construction revenue was $17,637,432 in 2024 as compared to $77,306,704 in 2023. We recognized approximately $8.5 million and $64 million in construction revenue for the Liberty Utilities contract for the construction of a water treatment plant in Goodyear, Arizona in 2024 and 2023, respectively. This contract was completed in mid-2024. Revenue generated under operations and maintenance contracts increased to $29,307,405 in 2024 from $19,368,365 in 2023. Revenue from REC, which was acquired in October 2023, constituted $6,069,342 of this operations and maintenance contracts revenue increase and the remainder of the increase related to new PERC contracts. Design and consulting revenue increased to approximately $4.0 million in 2024 from approximately $1.3 million in 2023.

The gross profit for the services segment decreased to $12,444,954 (24% of services revenue) in 2024 as compared to $31,168,888 (32% of services revenue) for 2023 due to the decrease in construction revenue.

G&A expenses for the services segment increased to $6,055,409 for 2024 as compared to $4,271,808 for 2023 primarily due to incremental G&A expenses of REC (which was acquired in the fourth quarter of 2023) of approximately $1,321,000.

Manufacturing Segment:

The manufacturing segment contributed $2,867,405 and $2,188,418 to our income from operations in 2024 and 2023, respectively.

Manufacturing revenue remained relatively consistent at $17,595,414 and $17,491,474 for 2024 and 2023, respectively.

Manufacturing gross profit was $5,324,212 (30% of manufacturing revenue) for 2024 as compared to a gross profit of $4,024,469 (23% of manufacturing revenue) for 2023. The increase in manufacturing gross profit in dollars and as a percentage of revenue results from a higher margin product mix.

G&A expenses for the manufacturing segment increased to $2,456,807 for 2024 as compared to $1,838,284 for 2023 principally due to an increase in the provision for credit losses of approximately $336,000 in 2024.

Corporate:

Corporate G&A expenses increased slightly to $14,196,652 for 2024 as compared to $13,926,846 for 2023. This increase reflects almost $1.2 million incremental audit, consulting and legal fees arising primarily from the Company’s change in S.E.C. filing status from a small reporting company to an accelerated filer.

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

General and administrative expenses (“G&A expenses”) on a consolidated basis increased to $24,752,366 for 2023 as compared to $21,070,234 for 2022. The most significant increase in G&A expenses for 2023 related to employee costs, which increased by $2,480,517 from 2022 to 2023 due to increased stock compensation, higher bonus accruals, pay raises and new hires. Professional fees also increased by $251,813 from 2022 to 2023. The remainder of the G&A increase was attributable to increases across a variety of categories including the provision for credit losses of $408,489.

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

Results by Segment

Retail Segment:

The retail segment generated $13,266,942 in income from operations for 2023 compared to $10,756,282 for 2022.

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

Retail G&A expenses increased to $2,978,164 for 2023 as compared to $2,609,571 for 2022 primarily due to an increase in employee costs of approximately $164,000 due to pay raises and new hires.

Bulk Segment:

The bulk segment contributed $8,742,382 and $8,393,729 to our income from operations for 2023 and 2022, respectively.

Bulk segment revenue was $34,595,058 and $32,991,066 for 2023 and 2022, respectively. The increase in bulk segment revenue from 2022 to 2023 was attributable to a 6% increase in water volume and an increase in energy costs for CW-Bahamas, which increased the energy pass-through component of CW-Bahamas’ rates.

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

Manufacturing segment revenue was $17,491,474 and $6,324,465 for 2023 and 2022, respectively. The growth in manufacturing revenue for 2023 reflected increased production activity due to relief in supply chain and economic conditions that had resulted in significant product delivery delays in 2022.

Manufacturing segment gross profit was $4,024,469 (23% of manufacturing revenue) and $1,129,225 (18% of manufacturing revenue) for 2023 and 2022, respectively. The increase in manufacturing gross profit in dollars reflected the increase in revenue. Gross profit as a percentage of revenue increased due to increased revenue and the resulting reduced impact of fixed factory overhead on this financial measure.

G&A expenses for the manufacturing segment increased to $1,838,284 for 2023 as compared to $1,485,342 for 2022 principally due to an increase of approximately $129,000 in employee costs attributable to pay raises, new hires and increased bonus accruals.

Corporate:

Corporate G&A expenses increased to $13,926,846 in 2023 as compared to $11,943,295 in 2022. Primarily as a result of an increase in employee costs of almost $1.6 million. This increase in employee costs is attributable to pay raises as well as increased stock compensation and bonus accruals arising from the Company’s improved financial results from 2022 to 2023.

FINANCIAL CONDITION

The significant changes in the components of our consolidated balance sheet as of December 31, 2024 as compared to December 31, 2023 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable increased by approximately $1.4 million primarily due to an increase in CW-Bahamas’ accounts receivable.

Current inventory increased by $2.9 million primarily due to an increase in Aerex’s inventory arising from production activity.

Contract assets decreased by approximately $17.1 million primarily due to a $16.5 million decrease in the services segment contract assets attributable to the completion of the Liberty Utilities and the Red Gate II projects.

Property, plant and equipment, net, decreased by approximately $3.5 million due to the scheduled depreciation of fixed assets.

Construction in progress increased by approximately $4.6 million primarily due to $2.1 million spent on the CW-Bahamas Cat Island plant construction and $1.7 million spent on the new West Bay plant in Cayman Islands.

Operating lease right-of-use assets increased by approximately $1.1 million due to the renewal of the corporate office lease in Cayman Islands.

Accounts payable, accrued expenses and other current liabilities decreased by approximately $2.5 million primarily due to a $4.9 million decrease in subcontractor and other project costs payable for the services segment. This decrease was offset by an increase in Aerex’s accounts payable of approximately $1.4 million as well as an increase in CW-Bahamas’ accrued expenses and purchase orders of approximately $1.2 million.

Contract liabilities increased by approximately $2.9 million primarily due to a $2.6 million increase in the services segment in connection with Kalaeloa Desalco’s contract with the Board of Water Supply of the City and County of Honolulu, Hawaii.

LIQUIDITY AND CAPITAL RESOURCES

Certain transfers from our bank accounts in The Bahamas to our bank accounts in other countries require the approval of the Central Bank of The Bahamas.

The Cayman Islands does not have a tax treaty with the United States. Consequently, should we be required (or elect) to transfer any profits generated by our U.S. subsidiaries from U.S. operations to our company in the Cayman Islands, we would be required to pay a withholding tax of 30% on the amount of any such funds transferred.

Liquidity Position

Our projected liquidity requirements for 2025 include capital expenditures for our existing operations of approximately $10.3 million, which includes $926,000 to be incurred in 2025 for our new West Bay plant and $1.8 million for the expansion of Aerex’s manufacturing facility. We paid approximately $1.8 million for dividends in January 2025. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board.

As of December 31, 2024, we had cash and cash equivalents of $99.4 million and working capital of $132.8 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balance (which include accrued interest) due from the WSC amounted to $28.4 million as of December 31, 2024. Approximately 81% of the December 31, 2024 accounts receivable balance was delinquent as of that date. As of February 28, 2025, this receivable amounted to $22.5 million, of which 77% was delinquent. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of December 31, 2024.

CW-Bahamas held discussions with the WSC in March 2024 and with representatives of The Bahamas Government in April 2024 during which CW-Bahamas was informed that the Government intended to substantially reduce CW-Bahamas’ accounts receivable from the WSC before the end of 2024. This anticipated substantial reduction in CW-Bahamas accounts receivable did not occur over the course of 2024. We continue to be in frequent contact with officials of the Bahamas government, who continue to express their intention to significantly reduce CW-Bahamas accounts receivable balances in the near future, however we cannot provide any assurance as to when such reduction will occur.

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

Discussion of Cash Flows for the Year Ended December 31, 2024

Our cash and cash equivalents increased to $99,350,121 as of December 31, 2024 from $42,621,898 as of December 31, 2023.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $36,515,532. This net cash provided reflects net income generated for the year ended December 31, 2024 of $28,815,144 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included the gain from the sale of land and project documentation from discontinued operations of $12,134,766, depreciation and amortization of $6,691,658, an increase in accounts receivable of $1,796,919 attributable principally to CW-Bahamas, a decrease in contract assets of $17,082,814 due primarily to the Red Gate and Liberty Utilities construction contracts, an increase in contract liabilities of $2,889,643 and a decrease in accounts payable, accrued expenses and other current liabilities of $2,370,274.

Cash Flows from Investing Activities

Net cash provided by our investing activities was $26,961,421 primarily due to the sale of land and project documentation from discontinued operations in Mexico. Cash used for additions to property, plant and equipment and construction in progress was $6,696,580.

Cash Flows from Financing Activities

Net cash used by our financing activities was $6,712,154, almost all of which related to the payment of dividends.

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2024, 2023, and 2022 we generated approximately 24%, 17% and 27%, respectively, of our consolidated revenue and 38%, 26% and 44%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. From that date until February 18, 2025, we continued to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with our understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. We continued to pay a royalty of 7.5% of the revenue we collect as required under the 1990 license.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the WAC to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that they seek to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license.

Under the new regulatory legislation passed in October 2016, Cayman Water must first be granted a concession by the government before obtaining a new (or renewing the old) retail operations license. On February 18, 2025, Cayman Water received a new concession from the government that authorizes and maintains the terms of the 1990 license until a new license is negotiated and enacted.

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

Adoption of New Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The adoption of ASU 2023-07 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Effect of Newly Issued but not yet Effective Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public companies to disclose, in the notes to financial statements, specific information about certain costs and expenses at each interim and annual reporting period. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.

In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU amends the effective date of ASU 2024-03 to clarify that all business entities are required to adopt the guidance in annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact of this guidance.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Dividends

●	On January 31, 2024, we paid a dividend of $0.095 to shareholders of record on January 2, 2024.
●	On April 30, 2024, we paid a dividend of $0.095 to shareholders of record on April 1, 2024.
●	On July 31, 2024, we paid a dividend of $0.095 to shareholders of record on July 1, 2024.
●	On October 31, 2024, we paid a dividend of $0.11 to shareholders of record on October 1, 2024.
●	On January 31, 2025, we paid a dividend of $0.11 to shareholders of record on January 2, 2025.
●	On February 18, 2025, our Board declared a dividend of $0.11 payable on April 30, 2025 to shareholders of record on April 1, 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Consolidated Water Co. Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of  Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 17, 2025, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

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
March 17, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Consolidated Water Co. Ltd.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Consolidated Water Co. Ltd.’s (the "Company") internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the subsequent paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management’s Annual Report on Internal Control Over Financial Reporting”:

Business process controls (automated and manual) that are dependent on information technology general controls (ITGCs) from January 1, 2024 through October 31, 2024 could have been adversely affected due to the ineffective ITGCs during this time period.  Due to the lack of a sufficient time period over which to demonstrate operating effectiveness, certain annual and quarterly business process controls are considered to be ineffective as of December 31, 2024.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2024 financial statements and this report does not affect our report dated March 17, 2025 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets as of December 31, 2024 and 2023 and the related statements of income, stockholders’ equity, and cash flows for each of the three  years in the period ended December 31, 2024 and our report dated March 17, 2025 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

West Palm Beach, Florida
March 17, 2025

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$99,350,121	$42,621,898
Accounts receivable, net	39,580,982	38,226,891
Inventory	8,960,350	6,044,642
Prepaid expenses and other current assets	5,153,984	4,056,370
Contract assets	4,470,243	21,553,057
Current assets of discontinued operations	272,485	211,517
Total current assets	157,788,165	112,714,375
Property, plant and equipment, net	52,432,282	55,882,521
Construction in progress	5,143,717	495,471
Inventory, noncurrent	5,338,961	5,045,771
Investment in affiliates	1,504,363	1,412,158
Goodwill	12,861,404	12,861,404
Intangible assets, net	2,696,815	3,353,185
Operating lease right-of-use assets	3,190,985	2,135,446
Other assets	2,356,489	3,407,973
Long-term assets of discontinued operations	—	21,129,288
Total assets	$243,313,181	$218,437,592

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$9,057,179	$11,604,369
Accrued compensation	3,336,946	3,160,030
Dividends payable	1,780,841	1,572,655
Current maturities of operating leases	634,947	456,865
Current portion of long-term debt	126,318	192,034
Contract liabilities	9,126,654	6,237,011
Deferred revenue	365,879	317,017
Current liabilities of discontinued operations	509,745	364,665
Total current liabilities	24,938,509	23,904,646
Long-term debt, noncurrent	70,320	191,190
Deferred tax liabilities	210,893	530,780
Noncurrent operating leases	2,630,812	1,827,302
Other liabilities	153,000	153,000
Total liabilities	28,003,534	26,606,918
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 44,004 and 44,297 shares, respectively	26,402	26,578
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,846,345 and 15,771,545 shares, respectively	9,507,807	9,462,927
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	93,550,905	92,188,887
Retained earnings	106,875,581	85,148,820
Total Consolidated Water Co. Ltd. stockholders' equity	209,960,695	186,827,212
Non-controlling interests	5,348,952	5,003,462
Total equity	215,309,647	191,830,674
Total liabilities and equity	$243,313,181	$218,437,592

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022
Revenue	$133,966,633	$180,211,233	$94,104,972
Cost of revenue	88,342,185	118,284,128	63,749,849
Gross profit	45,624,448	61,927,105	30,355,123
General and administrative expenses	27,537,436	24,752,366	21,070,234
Gain (loss) on asset dispositions and impairments, net	197,786	(7,112)	(12,704)
Income from operations	18,284,798	37,167,627	9,272,185

Other income (expense):
Interest income	2,094,190	696,408	447,186
Interest expense	(101,847)	(145,284)	(46,545)
Equity in the earnings of affiliates	269,455	169,728	102,225
Loss on put/call options	—	—	(128,000)
Other	131,878	107,461	89,944
Other income, net	2,393,676	828,313	464,810
Income before income taxes	20,678,474	37,995,940	9,736,995
Provision for income taxes	2,218,514	6,750,014	396,739
Net income from continuing operations	18,459,960	31,245,926	9,340,256
Income from continuing operations attributable to non-controlling interests	577,590	573,791	1,112,913
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	17,882,370	30,672,135	8,227,343
Net income (loss) from discontinued operations	10,355,184	(1,086,744)	(2,371,049)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$28,237,554	$29,585,391	$5,856,294

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$1.13	$1.95	$0.54
Discontinued operations	0.65	(0.07)	(0.16)
Basic earnings per share	$1.78	$1.88	$0.38

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$1.12	$1.93	$0.54
Discontinued operations	0.65	(0.07)	(0.16)
Diluted earnings per share	$1.77	$1.86	$0.38

Dividends declared per common and redeemable preferred shares	$0.41	$0.36	$0.34

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,832,328	15,739,056	15,290,509
Diluted earnings per share	15,935,962	15,865,897	15,401,653

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Redeemable				Additional			Total
	preferred stock		Common stock		paid-in	Retained	Non-controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2021	28,635	$17,181	15,243,693	$9,146,216	$87,812,432	$60,603,056	$8,086,538	$165,665,423
Issuance of share capital	9,295	5,577	72,597	43,558	(49,135)	—	—	—
Conversion of preferred stock	(6,585)	(3,951)	6,585	3,951	—	—	—	—
Buyback of preferred stock	(26)	(15)	—	—	(211)	—	—	(226)
Net income	—	—	—	—	—	5,856,294	1,112,913	6,969,207
Exercise of options	3,064	1,838	—	—	24,901	—	—	26,739
Dividends declared	—	—	—	—	—	(5,211,651)	(1,102,475)	(6,314,126)
Stock-based compensation	—	—	—	—	1,417,172	—	—	1,417,172
Balance as of December 31, 2022	34,383	20,630	15,322,875	9,193,725	89,205,159	61,247,699	8,096,976	167,764,189
Issuance of share capital	13,309	7,985	68,864	41,319	(49,304)	—	—	—
Conversion of preferred stock	(8,848)	(5,309)	8,848	5,309	—	—	—	—
Buyback of preferred stock	(203)	(122)	—	—	(1,708)	—	—	(1,830)
Net income	—	—	—	—	—	29,585,391	573,791	30,159,182
Purchase of remaining non-controlling interest in PERC	—	—	368,383	221,030	1,006,248		(3,667,305)	(2,440,027)
Exercise of options	5,656	3,394	2,575	1,544	94,826	—	—	99,764
Dividends declared	—	—	—	—	—	(5,684,270)	—	(5,684,270)
Stock-based compensation	—	—	—	—	1,933,666	—	—	1,933,666
Balance as of December 31, 2023	44,297	26,578	15,771,545	9,462,927	92,188,887	85,148,820	5,003,462	191,830,674
Issuance of share capital	5,904	3,542	68,832	41,299	(44,841)	—	—	—
Conversion of preferred stock	(5,968)	(3,581)	5,968	3,581	—	—	—	—
Buyback of preferred stock	(1,272)	(763)	—	—	(13,851)	—	—	(14,614)
Net income	—	—	—	—	—	28,237,554	577,590	28,815,144
Exercise of options	1,043	626	—	—	23,127	—	—	23,753
Dividends declared	—	—	—	—	—	(6,510,793)	(232,100)	(6,742,893)
Stock-based compensation	—	—	—	—	1,397,583	—	—	1,397,583
Balance as of December 31, 2024	44,004	$26,402	15,846,345	$9,507,807	$93,550,905	$106,875,581	$5,348,952	$215,309,647

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income attributable to Consolidated Water Co. Ltd. stockholders	$28,237,554	$29,585,391	$5,856,294
Income from continuing operations attributable to non-controlling interests	577,590	573,791	1,112,913
Net income	28,815,144	30,159,182	6,969,207
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land and project documentation	(12,134,766)	—	—
Impairment loss for Mexico assets - discontinued operations	—	—	377,326
Foreign currency transaction adjustment - discontinued operations	64,960	(2,003)	(102,507)
Loss from discontinued operations	1,714,622	1,088,747	2,096,230
Depreciation and amortization	6,691,658	6,576,454	6,187,308
Deferred income tax benefit	(319,887)	(524,999)	(4,220)
Provision for credit losses	442,828	408,489	—
Loss on net put/call option	—	—	128,000
Compensation expense relating to stock and stock option grants	1,397,583	1,933,666	1,417,172
(Gain) loss on asset dispositions and impairments, net	(197,786)	7,112	12,704
Equity in earnings of affiliates	(269,455)	(169,728)	(102,225)
Distribution of earnings from OC-BVI	227,250	303,000	272,700

Change in:
Accounts receivable	(1,796,919)	(10,970,521)	303,125
Contract assets	17,082,814	(18,639,335)	(2,423,761)
Inventory	(3,747,675)	(891,405)	(3,387,011)
Prepaid expenses and other assets	(361,359)	(755,391)	(3,365,747)
Accounts payable, accrued expenses and other current liabilities	(2,370,274)	3,161,386	6,756,433
Contract liabilities	2,889,643	(2,566,910)	8,290,043
Operating lease liabilities	(5,207)	(5,205)	(5,208)
Deferred revenue	48,862	1,192	(267,821)
Net cash provided by operating activities - continuing operations	38,172,036	9,113,731	23,151,748
Net cash used in operating activities - discontinued operations	(1,656,504)	(1,142,969)	(1,819,943)
Net cash provided by operating activities	36,515,532	7,970,762	21,331,805

Cash flows from investing activities
Purchase of certificate of deposit	—	—	(2,518,493)
Maturity of certificate of deposit	—	—	5,018,493
Additions to property, plant and equipment and construction in progress	(6,696,580)	(5,047,884)	(7,542,761)
Proceeds from asset dispositions	446,337	20,808	61,725
Investment in affiliate	(50,000)	—	—
Proceeds from Mexican settlement agreement	33,261,664	—	—
Acquisition of REC, net of cash acquired	—	(3,419,916)	—
Purchase of remaining non-controlling interest in PERC	—	(2,440,027)	—
Net cash provided by (used in) investing activities	26,961,421	(10,887,019)	(4,981,036)

Cash flows from financing activities
Dividends paid to common shareholders	(6,284,645)	(5,472,790)	(5,145,742)
Dividends paid to preferred shareholders	(17,962)	(14,228)	(11,078)
Dividends paid to non-controlling interests	(232,100)	—	(1,102,475)
Buyback of redeemable preferred stock	(14,614)	(1,830)	(226)
Proceeds received from exercise of stock options	23,753	99,764	26,739
Principal repayments on long-term debt	(186,586)	(135,481)	(72,091)
Net cash used in financing activities	(6,712,154)	(5,524,565)	(6,304,873)
Net increase (decrease) in cash and cash equivalents	56,764,799	(8,440,822)	10,045,896
Cash and cash equivalents at beginning of period	42,621,898	50,711,751	40,358,059
Cash and cash equivalents at beginning of period - discontinued operations	91,283	442,252	750,048
Less: cash and cash equivalents at end of period - discontinued operations	(127,859)	(91,283)	(442,252)
Cash and cash equivalents at end of period	$99,350,121	$42,621,898	$50,711,751

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

Net foreign currency gains arising from transactions and re-measurements were $74,993, $84,678 and $41,750 for the years ended December 31, 2024, 2023, and 2022, respectively, and are included in “Other income - Other” in the accompanying consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and certificates of deposit at banks with an original maturity of three months or less. Cash and cash equivalents as of December 31, 2024 and 2023 include $5.2 million and $5.1 million, respectively, of certificates of deposit with an original maturity of three months or less.

As of December 31, 2024, the Company had deposits in U.S. banks and brokerages in excess of federally mandated and insured limits of approximately $54.7 million. As of December 31, 2024, the Company held cash in foreign bank accounts of approximately $34.1 million.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances for deposits held in The Bahamas as of December 31, 2024 and 2023 were approximately $7.7 million and $3.0 million, respectively.

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

Interest costs directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial amount of time to be ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use. No interest was capitalized during the years ended December 31, 2024 or 2023.

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

For the years ended December 31, 2024 and 2023, the Company elected to assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment testing that was conducted in prior years for its reporting units. The Company assessed the relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units were less than their carrying values. The events and circumstances assessed for each reporting unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events. Based upon this qualitative assessment, the Company determined that it is more likely than not that the fair values of its reporting units exceeded their carrying values as of December 31, 2024 and 2023.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Year Ended December 31,
	2024	2023	2022
Retail revenue	$31,741,343	$30,158,051	$25,954,013
Bulk revenue	33,673,387	34,595,058	32,991,066
Services revenue	50,956,489	97,966,650	28,835,428
Manufacturing revenue	17,595,414	17,491,474	6,324,465
Total revenue	$133,966,633	$180,211,233	$94,104,972

Services revenue consists of the following:

	Year Ended December 31,
	2024	2023	2022
Construction revenue	$17,637,432	$77,306,704	$11,616,274
Operations and maintenance revenue	29,307,405	19,368,365	14,152,158
Design and consulting revenue	4,011,652	1,291,581	3,066,996
Total services revenue	$50,956,489	$97,966,650	$28,835,428

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

The Company recognizes revenue from retail water sales at the end of the billing cycle based on the water supplied to the customers’ premises. The amount of water supplied is determined and invoiced based upon water meter readings performed at the end of each month. All retail water contracts are month-to-month contracts. The Company has elected the “right to invoice” practical expedient for revenue recognition on its retail water sale contracts and recognizes revenue in the amount to which the Company has a right to invoice, recognizing this revenue from the transfer of goods or services to customers during the billing cycle.

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

The Company has elected the “right to invoice” practical expedient for revenue recognition on its bulk water sale contracts and recognizes revenue in the amount to which the Company has a right to invoice, recognizing this revenue from the transfer of goods or services to customers during the billing cycle.

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

The Company has elected the “right to invoice” practical expedient for revenue recognition on its operations and maintenance, design and consulting contracts and recognizes revenue in the amount to which the Company has a right to invoice, recognizing this revenue from the transfer of goods or services to customers during the billing cycle.

During the years ended December 31, 2024, 2023, and 2022, the Company recognized $18,211,554, $77,411,792 and $14,146,271, respectively, of its services revenue from the transfer of goods or services to customers over time. The remaining services revenue of $32,744,935, $20,554,858 and $14,689,157, respectively, was recognized from the transfer of goods or services to customers when invoiced. During the years ended December 31, 2024, 2023, and 2022, the Company recognized all of its manufacturing revenue from the transfer of goods or services to customers over time.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2023 and 2022 have been reclassified to conform to the current year’s presentation.

3. Cash and cash equivalents

Cash and cash equivalents are not restricted by the terms of the Company’s bank accounts as to withdrawal or use. As of December 31, 2024 and 2023, the equivalent United States dollars of the Company’s cash and cash equivalents, including those accounts denominated in currencies other than the U.S. dollar, are as follows:

	December 31,
	2024	2023
Bank accounts:
United States dollar	$39,094,067	$15,857,612
Cayman Islands dollar	17,499,492	11,826,102
Bahamian dollar	7,717,705	3,025,898
	64,311,264	30,709,612

Short-term deposits:
United States dollar	31,908,220	8,861,606
Cayman Islands dollar	3,130,637	3,050,680
	35,038,857	11,912,286
Total cash and cash equivalents	$99,350,121	$42,621,898

Transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas.

4. Accounts receivable, net

	December 31,
	2024	2023
Trade accounts receivable	$39,986,234	$38,446,554
Receivable from OC-BVI	42,515	41,129
Other accounts receivable	373,655	322,609
	40,402,404	38,810,292
Allowance for credit losses	(821,422)	(583,401)
Accounts receivable, net	$39,580,982	$38,226,891

The activity for the allowance for credit losses consisted of:

	December 31,
	2024	2023
Opening allowance for credit losses	$583,401	$183,214
Provision for credit losses	442,828	408,489
Accounts written off during the year	(205,467)	(9,215)
Recovery of accounts written off	660	913
Ending allowance for credit losses	$821,422	$583,401

Significant concentrations of credit risk are disclosed in Note 17.

5. Inventory

	December 31,
	2024	2023
Spare parts stock	$8,341,395	$7,747,455
Raw materials	5,828,568	3,135,357
Consumables stock	89,689	166,935
Water stock	39,659	40,666
Total inventory	14,299,311	11,090,413
Less current portion	8,960,350	6,044,642
Inventory (non-current)	$5,338,961	$5,045,771

6. Contracts in progress

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	December 31,
	2024	2023
Revenue recognized to date on contracts in progress	$114,590,991	$108,952,682
Amounts billed to date on contracts in progress	(121,833,354)	(101,724,459)
Retainage	2,585,952	8,087,823
Net contract asset /(liability)	$(4,656,411)	$15,316,046

The above net balances are reflected in the accompanying consolidated balance sheet as follows:

	December 31,
	2024	2023
Contract assets	$4,470,243	$21,553,057
Contract liabilities	(9,126,654)	(6,237,011)
Net contract asset /(liability)	$(4,656,411)	$15,316,046

The significant decrease in contract assets from December 31, 2023 to December 31, 2024 is attributable to the completion of the construction contract with the WAC for the Red Gate plant in Grand Cayman and the completion of the construction contract with Liberty Utilities for a water treatment facility in Arizona.

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

As of December 31, 2024, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $151.3 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $44.2 million during the year ending December 31, 2025 and $107.1 million thereafter. In addition, the Company recognized revenue of approximately $6.2 million in the year ended December 31, 2024, that was included in the contract liability balance as of December 31, 2023.

7. Property, plant and equipment and construction in progress

	December 31,
	2024	2023
Land	$6,307,089	$6,488,400
Buildings	26,033,866	26,044,551
Plant and equipment	61,089,877	66,000,977
Distribution system	40,402,691	39,546,175
Office furniture, fixtures and equipment	3,277,313	3,338,760
Vehicles	3,830,539	3,433,561
Leasehold improvements	306,545	306,545
Lab equipment	12,456	12,456
	141,260,376	145,171,425
Less accumulated depreciation	88,828,094	89,288,904
Property, plant and equipment, net	$52,432,282	$55,882,521
Construction in progress	$5,143,717	$495,471

The Company maintains insurance for loss or damage to all fixed assets that it deems susceptible to loss. During the years ended December 31, 2024, and 2023, $1,395,485 and $7,093,158, respectively, of construction in progress was placed in service. Depreciation expense was $5,855,935, $5,823,008 and $5,425,177 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company’s net income (losses) from discontinued operations for the years ended December 31, 2024, 2023 and 2022 were $10,355,184, ($1,086,744) and ($2,371,049), respectively.

Summarized financial information for the discontinued Mexico project development operation is as follows:

	December 31,
	2024	2023
Cash	$127,859	$91,283
Prepaid expenses and other current assets	144,626	120,234
Land	—	21,126,898
Other assets	—	2,390
Total assets of discontinued operations	$272,485	$21,340,805

Total liabilities of discontinued operations	$509,745	$364,665

	Year Ended December 31,
	2024	2023	2022
Revenue	$—	$—	$—
Loss from discontinued operations	$(1,779,582)	$(1,086,744)	$(2,371,049)
Gain on sale of land and project documentation	$12,134,766	$—	$—
Depreciation expense	$—	$—	$—

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

The costs and accumulated amortization for these assets were as follows:

	December 31,
	2024	2023
Cost
Non-compete agreements	$268,590	$268,590
Trade names	3,096,900	3,096,900
Customer relationships	442,900	442,900
Facility management contracts	2,200,000	2,200,000
	6,008,390	6,008,390
Accumulated amortization
Non-compete agreements	(67,147)	(13,430)
Trade names	(1,313,075)	(1,106,615)
Customer relationships	(36,908)	(7,382)
Facility management contracts	(1,894,445)	(1,527,778)
	(3,311,575)	(2,655,205)
Intangible assets, net	$2,696,815	$3,353,185

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

2025	$595,260
2026	289,705
2027	289,705
2028	276,275
2029	235,987
Thereafter	1,009,883
$2,696,815

Amortization expense was $656,370, $574,093 and $582,778 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the consolidated balance sheets:

	December 31,
	2024	2023
ASSETS
Current
Prepaid expenses and other current assets	$41,801	$110,541
Noncurrent
Operating lease right-of-use assets	3,190,985	2,135,446
Total lease right-of-use assets	$3,232,786	$2,245,987

LIABILITIES
Current
Current maturities of operating leases	$634,947	$456,865
Noncurrent
Noncurrent operating leases	2,630,812	1,827,302
Total lease liabilities	$3,265,759	$2,284,167

Weighted average remaining lease term:
Operating leases	5.0 years	6.1 years

Weighted average discount rate:
Operating leases	6.56%	5.67%

The components of lease costs were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$847,540	$751,261	$692,404
Short-term lease costs	361,176	217,640	100,975
Lease costs - discontinued operations	31,946	45,979	40,021
Total lease costs	$1,240,662	$1,014,880	$833,400

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$924,461	$760,847	$742,696
Operating cash outflows for operating leases - discontinued operations	—	11,337	9,590

Future lease payments relating to the Company's operating lease liabilities from continuing operations as of December 31, 2024 are as follows:

Years ending December 31,	Total
2025	$836,548
2026	763,783
2027	732,904
2028	749,143
2029	455,209
Thereafter	314,007
Total future lease payments	3,851,594
Less: imputed interest	(585,835)
Total lease obligations	3,265,759
Less: current obligations	(634,947)
Noncurrent lease obligations	$2,630,812

11. Income taxes

The components of income before income taxes for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Foreign (not subject to income taxes)	$10,699,269	$10,002,233	$6,958,583
Mexico	10,922,374	(742,367)	(987,279)
United States	9,412,015	27,649,330	1,394,642
	31,033,658	36,909,196	7,365,946
Discontinued operations	(10,355,184)	1,086,744	2,371,049
	$20,678,474	$37,995,940	$9,736,995

The Company’s provision for (benefit from) income taxes for the years ended December 31, 2024, 2023, and 2022, which related to U.S. operations, consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$2,282,566	$5,611,360	$430,116
State	255,835	1,663,653	(29,157)
Foreign	—	—	—
Total current income tax expense (benefit)	2,538,401	7,275,013	400,959
Deferred:
Federal	(267,100)	(276,070)	(184,469)
State	(52,787)	(248,929)	180,249
Foreign	—	—	—
Total deferred income tax expense (benefit)	(319,887)	(524,999)	(4,220)
Total provision for (benefit from) income taxes	$2,218,514	$6,750,014	$396,739

A reconciliation of the U.S. statutory federal tax rate to the effective rate for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2023
U.S. statutory federal rate	21.00%	21.00%	21.00%
State taxes, net of federal effect	0.72%	2.88%	8.88%
Foreign rate differential	(11.45)%	(5.71)%	(25.57)%
Research and development tax credit	—%	—%	(1.92)%
Permanent items	0.46%	(0.32)%	(0.70)%
Change in valuation allowance	—%	(0.08)%	2.38%
	10.73%	17.77%	4.07%

The tax effects of significant items comprising the Company’s net long-term deferred tax liability as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Continuing Operations
Deferred tax assets:
Net operating loss carryforwards	$80,285	$130,911
Accruals and reserves	209,549	146,057
Operating lease liabilities	425,797	501,397
Capitalized research expenditures	316,937	326,178
Others	88,750	29,094
Valuation allowances	—	—
	1,121,318	1,133,637
Deferred tax liabilities:
Property and equipment	239,830	325,473
Intangible assets	672,973	847,450
Operating lease right-of-use assets	419,408	491,494
	1,332,211	1,664,417

Net deferred tax liabilities	$(210,893)	$(530,780)

Discontinued Operations
Deferred tax assets:
Operating loss carryforwards - Mexico	$—	$5,844,847
Land basis difference - Mexico	—	2,818,663
Start-up costs - Mexico	—	7,015,484
Valuation allowances	—	(15,678,994)
	$—	$—

As of December 31, 2024, the Company’s continuing operations have a federal net loss carryforward of approximately $400,000 and a state net loss carryforward of approximately $38,000. The net operating losses (“NOLs”) generated in taxable years beginning before January 1, 2018, may be carried forward up to 20 taxable years. The unused federal NOLs will expire on various dates starting from 2030. For NOLs generated in taxable years beginning after December 31, 2017, they are carried forward indefinitely until used and never expire.

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

The following summarizes information related to the computation of basic and diluted EPS:

	Year Ended December 31,
	2024	2023	2022
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$17,882,370	$30,672,135	$8,227,343
Less: preferred stock dividends	(18,595)	(15,513)	(11,532)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	17,863,775	30,656,622	8,215,811
Income (loss) from discontinued operations	10,355,184	(1,086,744)	(2,371,049)
Net income available to common shares in the determination of basic earnings per common share	$28,218,959	$29,569,878	$5,844,762

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,832,328	15,739,056	15,290,509
Plus:
Weighted average number of preferred shares outstanding during the period	44,257	39,885	31,885
Potential dilutive effect of unexercised options and unvested stock grants	59,377	86,956	79,259
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,935,962	15,865,897	15,401,653

13. Dividends

Interim dividends declared on Class A common stock and redeemable preferred stock for each quarter of the respective years ended December 31, 2024, 2023, and 2022, were as follows:

	2024	2023	2022
First Quarter	$0.095	$0.085	$0.085
Second Quarter	0.095	0.085	0.085
Third Quarter	0.11	0.095	0.085
Fourth Quarter	0.11	0.095	0.085
	$0.41	$0.36	$0.34

14. Segment information

The Company has five reportable segments: retail, bulk, services, manufacturing and corporate. The retail segment operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman pursuant to an exclusive license granted by the Cayman Islands government. The bulk segment supplies potable water to government utilities in Grand Cayman and The Bahamas under long-term contracts. The services segment designs, constructs and sells water infrastructure and provides management and operating services to third parties. The manufacturing segment manufactures and services a wide range of custom and specialized water-related products applicable to commercial, municipal and industrial water production, supply and treatment. The corporate segment consists of various expenses of a general and administrative nature incurred at the parent company level, as well as the expenses incurred by Aquilex, a U.S. subsidiary that provides financial, engineering, information technology, administrative and supply chain management support services to all the Company’s subsidiaries and its affiliate.

Frederick W. McTaggart, Chief Executive Officer and President, is the Company’s chief operating decision maker (“CODM”).

For the retail, bulk, services, and manufacturing segments, the CODM uses revenue, gross profit, and income before income taxes to assess segment performance and in deciding the allocation of resources to each segment. The CODM considers actual versus budget and current period versus prior period variances on a monthly, quarterly, and annual basis for each of these financial measures. The CODM also considers variances from budget and prior period for major corporate expenses (such as employee costs, insurance and professional fee) when making decisions regarding capital and resource allocation.

The accounting policies of the segments are consistent with those described in Note 2. All intercompany transactions are eliminated for segment presentation purposes. Intersegment revenue transactions are insignificant to the Company and are eliminated. Segment information previously disclosed in 2023 and 2022 did not separately disclose those expenses currently reported in the corporate segment, as such expenses were previously included in the retail segment. The 2023 and 2022 segment information provided herein has been recast to conform to the current period presentation.

The Company’s segments are strategic business units that are managed separately because each segment sells different products and/or services, serves customers with distinctly different needs and generates different gross profit margins. The Company’s income statements by segment, significant segment expenses, and segment assets are presented below.

	Year Ended December 31, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$31,741,343	$33,673,387	$50,956,489	$17,595,414	$—	$133,966,633
Cost of revenue	14,199,088	23,360,360	38,511,535	12,271,202	—	88,342,185
Gross profit	17,542,255	10,313,027	12,444,954	5,324,212	—	45,624,448
General and administrative expenses	3,263,593	1,564,975	6,055,409	2,456,807	14,196,652	27,537,436
Gain on asset dispositions and impairments, net	2,286	—	2,714	—	192,786	197,786
Income (loss) from operations	14,280,948	8,748,052	6,392,259	2,867,405	(14,003,866)	18,284,798
Interest income	198,180	865,584	458,732	4	571,690	2,094,190
Interest expense	(93,368)	—	(8,409)	—	(70)	(101,847)
Income from affiliates	—	—	—	16,701	252,754	269,455
Other	78,647	39,625	(5,634)	11,993	7,247	131,878
Other income, net	183,459	905,209	444,689	28,698	831,621	2,393,676
Income (loss) before income taxes	14,464,407	9,653,261	6,836,948	2,896,103	(13,172,245)	20,678,474
Provision for income taxes	—	—	1,528,398	672,040	18,076	2,218,514
Net income (loss) from continuing operations	14,464,407	9,653,261	5,308,550	2,224,063	(13,190,321)	18,459,960
Income from continuing operations attributable to non-controlling interests	—	577,590	—	—	—	577,590
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$14,464,407	$9,075,671	$5,308,550	$2,224,063	$(13,190,321)	17,882,370
Net income from discontinued operations						10,355,184
Net income attributable to Consolidated Water Co. Ltd. stockholders						$28,237,554

The Company’s cost of revenue consists of:

	Year Ended December 31, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$3,787	$20,366,236	$9,535,078	$—	$29,905,101
Employee costs	2,895,606	2,069,920	17,062,858	2,042,518	—	24,070,902
Electricity	4,755,308	3,864,863	212,337	33,551	—	8,866,059
Fuel oil	—	8,330,914	—	—	—	8,330,914
Depreciation	2,427,254	2,689,432	364,473	160,211	—	5,641,370
Maintenance	877,882	2,138,584	439,883	344,042	—	3,800,391
Insurance	686,073	1,721,846	38,408	—	—	2,446,327
Retail license royalties	1,945,470	—	—	—	—	1,945,470
Other	611,495	2,541,014	27,340	155,802	—	3,335,651
	$14,199,088	$23,360,360	$38,511,535	$12,271,202	$—	$88,342,185

Other cost of revenue segment expenses above primarily include chemicals and other supplies, government fees and licenses, and freight costs.

The Company’s general and administrative expenses consist of:

	Year Ended December 31, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$1,555,619	$375,479	$3,443,005	$1,286,141	$8,031,817	$14,692,061
Professional fees	85,739	82,452	646,610	133,229	2,448,386	3,396,416
Insurance	417,604	384,932	214,983	215,241	834,612	2,067,372
Depreciation and amortization	37,691	25,086	630,544	103,674	73,940	870,935
Other	1,166,940	697,026	1,120,267	718,522	2,807,897	6,510,652
	$3,263,593	$1,564,975	$6,055,409	$2,456,807	$14,196,652	$27,537,436

Other general and administrative segment expenses primarily include Board of Directors fees and expenses, maintenance, office rent, amortization of intangible assets, and investor relations costs.

	As of December 31, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Cash and cash equivalents	$19,167,484	$13,339,206	$34,181,902	$4,768,376	$27,893,153	$99,350,121
Accounts receivable, net	$3,223,190	$28,807,257	$6,593,276	$946,846	$10,413	$39,580,982
Inventory, current and non-current	$3,437,771	$4,865,117	$167,856	$5,828,567	$—	$14,299,311
Contract assets	$—	$—	$1,204,522	$3,265,721	$—	$4,470,243
Property, plant and equipment, net	$31,689,586	$18,093,155	$858,352	$1,601,501	$189,688	$52,432,282
Construction in progress	$1,951,559	$2,480,999	$—	$711,159	$—	$5,143,717
Intangibles, net	$—	$—	$2,129,037	$567,778	$—	$2,696,815
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$—	$12,861,404
Total segment assets	$62,994,011	$71,743,161	$56,792,772	$20,095,648	$31,415,104	$243,040,696
Assets of discontinued operations						$272,485
Total assets						$243,313,181

	Year Ended December 31, 2023
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$30,158,051	$34,595,058	$97,966,650	$17,491,474	$—	$180,211,233
Cost of revenue	13,891,229	24,128,132	66,797,762	13,467,005	—	118,284,128
Gross profit	16,266,822	10,466,926	31,168,888	4,024,469	—	61,927,105
General and administrative expenses	2,978,164	1,737,264	4,271,808	1,838,284	13,926,846	24,752,366
Gain (loss) on asset dispositions and impairments, net	(21,716)	12,720	—	2,233	(349)	(7,112)
Income (loss) from operations	13,266,942	8,742,382	26,897,080	2,188,418	(13,927,195)	37,167,627
Interest income	181,468	362,422	151,706	4	808	696,408
Interest expense	(123,867)	—	(21,417)	—	—	(145,284)
Income from affiliate	—	—	—	—	169,728	169,728
Other	93,795	10,793	1,024	2,020	(171)	107,461
Other income, net	151,396	373,215	131,313	2,024	170,365	828,313
Income (loss) before income taxes	13,418,338	9,115,597	27,028,393	2,190,442	(13,756,830)	37,995,940
Provision (benefit) for income taxes	—	—	6,388,457	440,111	(78,554)	6,750,014
Net income (loss) from continuing operations	13,418,338	9,115,597	20,639,936	1,750,331	(13,678,276)	31,245,926
Income from continuing operations attributable to non-controlling interests	—	573,791	—	—	—	573,791
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$13,418,338	$8,541,806	$20,639,936	$1,750,331	$(13,678,276)	30,672,135
Net loss from discontinued operations						(1,086,744)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$29,585,391

The Company’s cost of revenue consists of:

	Year Ended December 31, 2023
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$53,830,817	$10,869,688	$—	$64,700,505
Employee costs	2,797,130	1,927,313	12,311,403	1,899,167	—	18,935,013
Electricity	4,846,974	4,306,439	301,247	48,006	—	9,502,666
Fuel oil	—	9,024,836	—	—	—	9,024,836
Depreciation	2,376,747	2,831,368	256,537	168,347	—	5,632,999
Maintenance	845,596	1,705,585	83,998	357,693	—	2,992,872
Insurance	587,238	1,468,508	5,751	—	—	2,061,497
Retail license royalties	1,842,924	—	—	—	—	1,842,924
Other	594,620	2,864,083	8,009	124,104	—	3,590,816
	$13,891,229	$24,128,132	$66,797,762	$13,467,005	$—	$118,284,128

Other cost of revenue segment expenses above primarily include chemicals and other supplies, government fees and licenses, and freight costs.

The Company’s general and administrative expenses consist of:

	Year Ended December 31, 2023
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$1,485,647	$359,923	$2,529,548	$1,071,012	$8,244,023	$13,690,153
Professional fees	122,067	93,754	422,196	88,882	1,285,193	2,012,092
Insurance	351,259	341,391	127,993	196,539	886,674	1,903,856
Depreciation and amortization	38,883	22,180	528,810	105,013	69,216	764,102
Other	980,308	920,016	663,261	376,838	3,441,740	6,382,163
	$2,978,164	$1,737,264	$4,271,808	$1,838,284	$13,926,846	$24,752,366

Other general and administrative segment expenses primarily include Board of Directors fees and expenses, maintenance, office rent, amortization of intangible assets, and investor relations costs.

	As of December 31, 2023
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Cash and cash equivalents	$10,982,982	$7,932,485	$18,080,724	$2,879,665	$2,746,042	$42,621,898
Accounts receivable, net	$3,409,973	$26,965,126	$6,802,780	$1,033,037	$15,975	$38,226,891
Inventory, current and non-current	$3,041,460	$4,858,324	$55,272	$3,135,357	$—	$11,090,413
Contract assets	$—	$—	$17,715,872	$3,837,185	$—	$21,553,057
Property, plant and equipment, net	$32,318,148	$20,370,056	$1,143,884	$1,559,094	$491,339	$55,882,521
Construction in progress	$380,436	$—	$—	$115,035	$—	$495,471
Intangibles, net	$—	$—	$2,692,074	$661,111	$—	$3,353,185
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$—	$12,861,404
Total segment assets	$52,120,112	$63,956,725	$58,476,773	$15,888,642	$6,654,535	$197,096,787
Assets of discontinued operations						$21,340,805
Total assets						$218,437,592

	Year Ended December 31, 2022
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$25,954,013	$32,991,066	$28,835,428	$6,324,465	$—	$94,104,972
Cost of revenue	12,548,763	23,032,212	22,973,634	5,195,240	—	63,749,849
Gross profit	13,405,250	9,958,854	5,861,794	1,129,225	—	30,355,123
General and administrative expenses	2,609,571	1,570,732	3,461,294	1,485,342	11,943,295	21,070,234
Gain (loss) on asset dispositions and impairments, net	(39,397)	5,607	23,717	(2,631)	—	(12,704)
Income (loss) from operations	10,756,282	8,393,729	2,424,217	(358,748)	(11,943,295)	9,272,185
Interest income	131,403	313,232	2,441	1	109	447,186
Interest expense	(31,748)	—	(14,797)	—	—	(46,545)
Income from affiliate	—	—	—	—	102,225	102,225
Net loss on put/call options	—	—	(128,000)	—	—	(128,000)
Other	83,682	1,865	1,803	782	1,812	89,944
Other income (loss), net	183,337	315,097	(138,553)	783	104,146	464,810
Income (loss) before income taxes	10,939,619	8,708,826	2,285,664	(357,965)	(11,839,149)	9,736,995
Provision (benefit) for income taxes	—	—	458,659	(61,920)	—	396,739
Net income (loss) from continuing operations	10,939,619	8,708,826	1,827,005	(296,045)	(11,839,149)	9,340,256
Income from continuing operations attributable to non-controlling interests	—	558,353	554,560	—	—	1,112,913
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$10,939,619	$8,150,473	$1,272,445	$(296,045)	$(11,839,149)	8,227,343
Net loss from discontinued operations						(2,371,049)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$5,856,294

The Company’s cost of revenue consists of:

	Year Ended December 31, 2022
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$14,380,940	$3,436,343	$—	$17,817,283
Employee costs	2,759,588	1,831,305	8,156,016	1,289,208	—	14,036,117
Electricity	4,063,303	2,594,723	278,629	38,474	—	6,975,129
Fuel oil	—	10,203,690	—	—	—	10,203,690
Depreciation	2,281,584	2,645,691	155,237	178,951	—	5,261,463
Maintenance	878,880	1,717,319	—	190,059	—	2,786,258
Insurance	501,508	1,280,825	—	—	—	1,782,333
Retail license royalties	1,590,250	—	—	—	—	1,590,250
Other	473,650	2,758,659	2,812	62,205	—	3,297,326
	$12,548,763	$23,032,212	$22,973,634	$5,195,240	$—	$63,749,849

Other cost of revenue segment expenses above primarily include chemicals and other supplies, government fees and licenses, and freight costs.

The Company’s general and administrative expenses consist of:

	Year Ended December 31, 2022
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$1,321,660	$332,023	$1,966,493	$941,680	$6,647,780	$11,209,636
Professional fees	55,756	127,400	286,802	14,736	1,275,585	1,760,279
Insurance	301,306	291,430	336,832	168,486	969,571	2,067,625
Depreciation and amortization	36,544	11,750	519,271	105,452	73,475	746,492
Other	894,305	808,129	351,896	254,988	2,976,884	5,286,202
	$2,609,571	$1,570,732	$3,461,294	$1,485,342	$11,943,295	$21,070,234

Other general and administrative segment expenses primarily include Board of Directors fees and expenses, maintenance, office rent, amortization of intangible assets, and investor relations costs.

Revenue earned by major geographic region was:

	Year ended December 31,
	2024	2023	2022
Cayman Islands	$37,137,424	$41,728,340	$30,375,985
The Bahamas	29,675,947	31,221,633	29,943,615
United States	66,662,406	106,768,621	33,338,466
Revenue earned from management services agreement with OC-BVI	490,856	492,639	446,906
	$133,966,633	$180,211,233	$94,104,972

Revenue earned from major customers was:

	Year ended December 31,
	2024	2023	2022
Revenue earned from the WSC	$29,675,947	$31,221,633	$29,943,615
Percentage of consolidated revenue earned from the WSC	22%	17%	32%
Revenue earned from one service segment customer	$—	$64,149,170	$11,805,752
Percentage of consolidated revenue earned from the one service segment customer	0%	36%	13%

Property, plant and equipment, net by major geographic region was:

	December 31,
	2024	2023
Cayman Islands	$31,882,111	$32,902,949
The Bahamas	17,903,191	20,039,049
United States	2,646,980	2,940,523
	$52,432,282	$55,882,521

15. Stock-based compensation

The Company has the following stock compensation plans that form part of its employees’ and Directors’ remuneration:

Employee Share Incentive Plan (Preferred Stock)

Employees (i.e., other than Directors and Officers), after four consecutive years of employment, become eligible to receive shares of the Company’s preferred stock for $nil consideration under the Company’s Employee Share Incentive Plan. Once an individual becomes eligible for this plan, they are awarded shares of preferred stock in the month of June following their date of eligibility for the plan (the “grant date”) and in June of each subsequent year of the individual's employment for as long as the individual remains employed with the Company. If the employee remains with the Company through the fourth anniversary of a grant date, the preferred stock can be converted into shares of the Company’s common stock on a one for one basis. In addition, at the time the preferred stock is granted, the employee receives options to purchase an equal number of shares of preferred stock at a discount to the average trading price of the Company’s common stock for the first seven days of the October immediately preceding the date of the preferred stock grant. If these options are exercised, the shares of preferred stock obtained may also be converted to shares of common stock if the employee remains with the Company through the fourth anniversary of a grant date. Each employee’s option to purchase shares of preferred stock must be exercised within 30 days of the grant date, which is the 90th day after the date of the independent registered public accountants’ audit opinion on the Company’s consolidated financial statements. Shares of preferred stock not subsequently converted to shares of common stock are redeemable only at the discretion of the Company. Shares of preferred stock granted under this plan during the years ended December 31, 2024, 2023 and 2022 totaled 5,904, 13,309 and 9,295, respectively, and an equal number of preferred stock options were granted in each of these years.

Employee Share Option Plan (Common Stock Options)

The Company has an employee stock option plan for four long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive

Plan, options to purchase common shares. The price at which the option may be exercised is the closing market price on the grant date, which is the 40th day after the date of the Company’s Annual Shareholder Meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of shares of preferred stock that employee receives for $nil consideration and (ii) the number of preferred stock options that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the 30th day after the fourth anniversary of the grant date. Options granted under this plan during the years ended December 31, 2024, 2023 and 2022 totaled 1,300, 3,010 and 3,665, respectively.

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

The Company measures and recognizes compensation expense at fair value for all share-based payments, including stock options. Stock-based compensation for the Employee Share Incentive Plan, Employee Share Option Plan and the 2008 Equity Incentive Plan totaled $142,566, $703,289 and $386,260 for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of income.

The significant weighted average assumptions for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Risk free interest rate	5.23%	5.06%	1.64
Expected option life (years)	0.8	1.0	1.2
Expected volatility	32.93%	42.42%	47.15
Expected dividend yield	1.48%	1.60%	2.35

A summary of the Company’s stock option activity for the year ended December 31, 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Options	Price	Life (Years)		Value (1)
Outstanding at beginning of period	12,175	$16.08
Granted	7,204	23.24
Exercised	(1,043)	22.77
Forfeited/expired	(4,861)	22.77
Outstanding as of December 31, 2024	13,475	$16.97	1.51	years	$120,136
Exercisable as of December 31, 2024	—	$—	—	years	$—
(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $25.89 on the Nasdaq Global Select Market on December 31, 2024, exceeds the exercise price of the option.

As of December 31, 2024, 13,475 non-vested options were outstanding, with weighted average exercise price of $16.97, and average remaining contractual life of 1.51 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $32,423 as of December 31, 2024, and are expected to be recognized over a weighted average period of 1.51 years.

The following table summarizes the weighted average fair value of options at the date of grant and the intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Options granted with an exercise price below market price on the date of grant:
Employees — preferred stock	$2.58	$12.21	$5.58
Overall weighted average	2.58	12.21	5.58

Options granted with an exercise price at market price on the date of grant:
Management employees	$—	$—	$—
Employees — common stock	8.50	8.29	4.32
Overall weighted average	8.50	8.29	4.32

Options granted with an exercise price above market price on the date of grant:
Management employees	$—	$—	$—
Employees — preferred stock	—	—	—
Overall weighted average	—	—	—

Total intrinsic value of options exercised	$2,482	$104,559	$17,158

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

The non-performance-based stock grant rights, which are issued on January 1 of each year, vest in one-third increments at the end of each year over a three-year period. The number of non-performance-based stock grant rights issued on the first stock trading day of January 2024, 2023, and 2022, were 12,837, 29,508 and 32,265, respectively. These stock grant rights vest in one-third increments over the three-year periods ending December 31, 2026, 2025 and 2024, respectively. The total number of vested shares issued under prior years’ non-performance stock grant rights totaled 29,392, 25,986 and 23,411 in the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $412,520, $366,058 and $325,270 in stock-based compensation expense, respectively, related to the incremental vesting of the non-performance stock grant rights.

The performance-based grants may be earned at the end of each year based upon the Company's three-year cumulative financial performance relative to three-year cumulative financial performance targets. The Company recognized $509,357, $522,925 and $335,964 in stock-based compensation for the year ended December 31, 2024, 2023 and 2022, respectively, related to these grants.

A total of 41,889 stock grant rights were earned as of December 31, 2024, based upon the Company’s actual financial performance relative to the cumulative financial performance targets for the three-year period ended December 31, 2024. The shares associated with these grants will be issued in 2025.

A total of 26,742 stock grant rights were earned as of December 31, 2023, based upon the Company’s actual financial performance relative to the cumulative financial performance targets for the three-year period ended December 31, 2023. The shares associated with these grants were issued in 2024.

A total of 13,797 stock grant rights were earned as of December 31, 2022, based upon the Company’s actual financial performance relative to the cumulative financial performance targets for the three-year period ended December 31, 2022. The shares associated with these grants were issued in 2023.

Non-Executive Directors’ Share Plan

This stock grant plan provides part of the Directors’ remuneration. Under this plan, non-Executive Directors receive a combination of cash and common stock for their participation in Board meetings. The number of shares of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Common stock granted under this plan during the years ended December 31, 2024, 2023 and 2022, totaled 11,448, 22,831 and 30,767 shares, respectively. The Company recognized stock-based compensation for these share grants of $333,140, $341,394 and $369,678 for the years ended December 31, 2024, 2023 and 2022, respectively.

16. Retirement benefits

Retirement plans are offered to all employees in California, Florida, Colorado, the Cayman Islands and The Bahamas. The plans are administered by third parties and are defined contribution plans pursuant to which the Company matches participating employees’ contributions up to certain amounts. The Company’s expense for these plans was $898,457, $771,616 and $624,798 for the years ended December 31, 2024, 2023, and 2022, respectively.

17. Financial instruments

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

Foreign exchange risk:

All relevant foreign currencies other than the Mexican peso and the euro have been fixed to the dollar for more than 50 years and as a result, the Company does not employ a hedging strategy against exchange rate risk associated with the reporting in dollars. If any of these fixed exchange rates become a floating exchange rate or if any of the foreign currencies in which the Company conducts business depreciate significantly against the dollar, the Company’s consolidated results of operations could be adversely affected.

Fair values:

As of December 31, 2024 and 2023, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

As of December 31, 2024 and 2023, the Company does not have assets and liabilities measured at fair value to present in the fair value hierarchy.

18. Commitments and contingencies

Commitments

The Company has entered into employment agreements with certain executives, which expire through December 31, 2027 and provide for, among other things, base annual salaries in an aggregate amount of approximately $5.2 million, performance bonuses and various employee benefits.

The Company has purchase obligations totaling approximately $15.6 million through December 31, 2025.

Contingencies

Cayman Water

The Company sells water through its Cayman Water retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Although the 1990 license has not been expressly extended after January 2018, the Company continues to supply water under the terms of the 1990 license, as further discussed in the following paragraph. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2024, 2023, and 2022, the Company generated approximately 24%, 17% and 27%, respectively, of its consolidated revenue and 38%, 26% and 44%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the 1990 license expired on January 31, 2018. From that date until February 18, 2025, the Company continued to operate under the terms of the 1990 license, providing water services to the level and quality specified in the 1990 license and in accordance with its understanding of its legal obligations, treating those obligations set forth in the 1990 license as operative notwithstanding the expiration of the express extension. The Company continued to pay the royalty of 7.5% of the revenue that Cayman Water collects as required under the 1990 license.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for the economic regulation of the water utility sector and the negotiations with the Company for a new retail license from the WAC to OfReg in May 2017. The Company began license negotiations with OfReg in July 2017 and such negotiations are ongoing. The Company has been informed during its retail license negotiations, both by OfReg and its predecessor in these negotiations, that they seek to restructure the terms of its license in a manner that could significantly reduce the operating income and cash flows the Company has historically generated from its retail license.

Under the new regulatory legislation passed in October 2016, Cayman Water must first be granted a concession by the government before obtaining a new (or renewing the old) retail operating license. On February 18, 2025, Cayman Water received a new concession from the government that authorizes and maintains the terms of the 1990 license until a new license is negotiated and enacted.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $28.4 million and $26.9 million as of December 31, 2024 and 2023. Approximately 81% and 80% of the accounts receivable balances were delinquent as of those dates, respectively.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government, and as a result, payment schedules are developed for WSC’s delinquent accounts receivable. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has not provided a material allowance for credit losses for its accounts receivable from the WSC as of December 31, 2024.

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

CW-Bahamas Performance Guarantees

The contracts to supply water to the WSC from the Blue Hills and Windsor plants require CW-Bahamas to guarantee delivery of a minimum quantity of water per week. If the WSC requires the water and CW-Bahamas does not meet this minimum, CW-Bahamas is required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that the WSC is currently paying CW-Bahamas under the contract. The Blue Hills contract expires in 2032 and requires CW-Bahamas to deliver 63.0 million gallons of water each week. The Windsor contract expires in 2033 and requires CW-Bahamas to deliver 16.8 million gallons of water each week. CW-

Bahamas has been in compliance with the performance guarantees under these contracts for all periods since the inception of the contracts.

19. Related party transactions

The Company, through PERC, purchases engineering and technology support services from various companies formerly affiliated with PERC, as a former minority shareholder in these companies was also a minority shareholder of PERC. On January 4, 2023, as a result of CW-Holdings' exercise of a call option in October 2022, CW-Holdings purchased the remaining 39% ownership interest in PERC. After giving effect to this purchase, CW-Holdings owns 100% of the outstanding capital stock of PERC and, consequently, transactions with the formerly affiliated companies no longer constitute related party transactions. During the year ended December 31, 2022, the Company made total purchases of services from these companies of approximately $2,695,000. These total purchases are included in the Company’s cost of revenue in the accompanying consolidated statements of income.

PERC entered into a sublease agreement with one of these formerly affiliated companies that commenced on March 14, 2021 and ended August 31, 2021. This lease was subsequently extended on an annual basis until August 31, 2025. During the year ended December 31, 2022, the Company recognized approximately $97,000 of expense related to this lease. This lease expense is included in the Company's general and administrative expenses in the accompanying consolidated statements of income.

20. Supplemental disclosure of cash flow information

	Year Ended December 31,
	2024	2023	2022
Interest paid in cash	$8,479	$21,417	$14,797
Income taxes paid in cash	$3,147,300	$4,920,912	$211,000

Issuance of 5,904, 13,309 and 9,295, respectively, shares of redeemable preferred stock for services rendered	$148,485	$323,275	$133,197
Issuance of 68,832, 68,864 and 72,597, respectively, shares of common stock for services rendered	$1,064,119	$1,015,177	$877,298
Conversion (on a one-to-one basis) of 5,968, 8,848 and 6,585, respectively, shares of redeemable preferred stock to common stock	$3,581	$5,309	$3,951
Dividends declared but not paid	$1,747,938	$1,502,506	$1,305,367
Issuance of 0, 368,383 and 0, respectively, shares of common stock for the purchase of non-controlling interest in PERC	$—	$5,359,973	$—
Transfers from inventory to property, plant and equipment and construction in progress	$538,777	$317,853	$346,024
Transfers from construction in progress to property, plant and equipment	$1,395,485	$7,093,158	$297,723
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,604,702	$745,078	$—
Purchase of equipment through issuance of long-term debt	$—	$—	$188,645
Transfers from prepaid expenses to property, plant and equipment	$67,136	$271,922	$—
Transfers from prepaid expenses to inventory	$—	$238,032	$—

21. Impact of recent accounting standards

Adoption of new accounting standards:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The adoption of ASU 2023-07 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Effect of newly issued but not yet effective accounting standards:

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public companies to disclose, in the notes to financial statements, specific information about certain costs and expenses at each interim and annual reporting period. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.

In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU amends the effective date of ASU 2024-03 to clarify that all business entities are required to adopt the guidance in annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluation the impact of this guidance.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

22. Subsequent events

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on that assessment and due to the material weakness described in the following paragraphs, our management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024.

Material Weaknesses in Internal Control and Plan for Remediation

It was determined that management’s information technology general control (“ITGC”) specific to change management was not sufficiently designed to monitor direct changes to databases within two accounting systems during the period January 1, 2024 through October 31, 2024. Management completed the actions described in paragraphs that follow to remediate this ITGC deficiency. Effective November 1, 2024, the deficiency was remediated.

However, certain business process controls (automated and manual) from January 1, 2024 through October 31, 2024 could have been adversely affected due to insufficient design of this ITGC, and therefore determined to be ineffective during this time period. Furthermore, following the remediation date of November 1, 2024, management did not have a sufficient number of control occurrences with which to demonstrate operating effectiveness for certain annual and quarterly manual controls. Due to the insufficient control occurrences available for testing operating effectiveness, management was unable to conclude on the effectiveness of these controls and therefore determined that these controls cannot be considered effective as of December 31, 2024. Due to the number of manual controls that management was not able to consider effective as of December 31, 2024, management concluded that such deficiencies represent a material weakness in the

Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2024.

The referenced deficiency did not result in any identified misstatements to the consolidated financial statements, and there were no changes to previously released financial results. The deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements may not be prevented or detected on a timely basis.

Our independent registered public accounting firm, Marcum LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. Marcum LLP’s report appears on page 43 of this Annual Report on Form 10-K.

Based upon the results of management’s evaluation of the effectiveness of the Company’s internal control over financial reporting, the Company took the following actions, which were completed as of November 1, 2024, to remediate the ITGC material weakness discussed previously:

●	Management purchased and implemented additional database monitoring and alerting software to monitor activities on key financial systems.
●	Management purchased and implemented a Privileged Access Management application to manage, monitor, and limit direct data access to financial systems.
●	Management increased the scope and frequency of reviews of changes to key financial system data.
●	Management implemented additional management review procedures.

The material weakness arising from the lack of control occurrences for the annual and quarterly manual controls will not be considered fully remediated until the controls have operated for a sufficient period of time to allow management to conclude, through testing, that these controls are operating effectively. We expect to complete the remediation process for this material weakness in 2025.

Changes in Internal Control Over Financial Reporting

Except for the on-going remediation relating to the material weakness discussed previously, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item with respect to our Directors and the nomination process is contained in the proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) under the heading “Proposal 1 - Election of Directors” and is incorporated by reference in this Annual Report.

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

To our knowledge, based solely on the review of reports required by Section 16(a) of the Exchange Act and written representations from the certain reporting persons, we believe that during the fiscal year ended December 31, 2024, other than Wilmer F. Pergande, who filed a Form 4 one day late for the sale of 3,500 shares, our officers, directors and significant shareholders have timely filed the appropriate form under Section 16(a) of the Exchange Act.

Information required by this item with respect to insider trading policies and procedures is contained in the Proxy Statement under the heading “Proposal 1 - Election of Directors - Governance of the Company - Insider Trading and Hedging Policy” and is incorporated by reference in this Annual Report.

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

Information required by this item with respect to policies and practices on the timing of option grants in relation to the release of material non-public information and tabular disclosure, if any, regarding any options granted to named executive officers in the period beginning four business days before and ending one business day after the disclosure of material non-public information is contained in the Proxy Statement under the headings “Compensation Discussion and Analysis” and “Additional Information Regarding Executive Compensation”, and is incorporated by reference in this Annual Report.

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

Number	Exhibit Description

10.1.11

Amendment to License Agreement dated June 30, 2014 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed July 14,2014, Commission File No. 0-25248)

10.1.12

Amendment to License Agreement dated January 20, 2015 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2014, Commission File No. 0-25248)

10.1.13

Amendment to License Agreement dated August 5, 2015 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.13 filed as a part of our Form 10-K for the fiscal year ended December 31, 2015, Commission File No. 0-25248)

10.1.14

Amendment to License Agreement dated April 11, 2016 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended June 30, 2016, Commission File No. 0-25248)

10.1.15

Grant of Concession dated February 18, 2025 Minister of Planning, Agriculture, Housing, Infrastructure, Transport & Development of the Cayman Islands in favor of Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed February 25, 2025, Commission File No. 0-25248)

10.2

Water Supply Agreement dated December 18, 2000 between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 0-25248)

10.3.1*

Employment contract dated December 5, 2003 between Frederick McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.18 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.3.2*

Amendment of Engagement Agreement dated September 14, 2007 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed September 19, 2007, Commission File No. 0-25248)

10.3.3*

Third Amendment of Engagement Agreement dated September 9, 2009 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 10, 2009, Commission File No. 0-25248)

10.4*

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

Number	Exhibit Description
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

10.14.5**	Real Estate Purchase and Sale Agreement dated June 10, 2024 between N.S.C. Agua S.A. de C.V. and Banco National de Obras y Servicios Publicos

Number	Exhibit Description

10.15

Public-Private Partnership Contract dated August 22, 2016 among Aguas de Rosarito S.A.P.I. de C.V., the State Water Commission of Baja California, the Government of Baja California represented by the Secretary of Planning and Finance, and the Public Utilities Commission of Tijuana. (incorporated herein by reference to Exhibit 10.1 to be filed as a part of our Amendment No. 1 to Form 8-K filed August 26, 2016, File No. 0-25248)

10.16

Letter dated June 29, 2020 from the Director General of the Comisión Estatal del Agua de Baja California to Aguas de Rosarito, S.A.P.I. de C.V. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed July 6, 2020, File No. 0-25248)

10.17

Procurement of and Operating Agreement for a Sea Water Desalination Plant at Red Gate Water Works, Grand Cayman, Cayman Islands, using the Reverse Osmosis Process (2021), effective as of May 10, 2022, by and between The Water Authority of the Cayman Islands and Ocean Conversion (Cayman) Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 10-Q filed November 14, 2022, File No. 0-25248)

10.18

Stock Purchase Agreement dated January 4, 2023 among Consolidated Water U.S. Holdings, Inc. and the Sellers. (incorporated by reference to Exhibit 10.1 filed as part of our Form 8-K filed January 9, 2023, Commission File No. 0-25248)

10.19

Agreement dated May 11, 2022 between PERC Water Corporation and Liberty (Litchfield Park Water & Sewer) Corp. (incorporated by reference to Exhibit 10.1 filed as part of our Form 10-Q for the fiscal quarter ended June 30, 2023, Commission File No. 0-25248)

10.20

Service Agreement for the Kalaeloa Seawater Desalination Facility Design, Build, Operate And Maintain Project Oahu, Hawaii dated June 2, 2023 between Kalaeloa Desalco LLC and The Board of Water Supply of the City and County of Honolulu, Hawaii (incorporated by reference to Exhibit 10.1 filed as part of our Form 8-K filed June 6, 2023, Commission File No. 0-25248)

10.21

Guaranty Agreement dated June 2, 2023 from Consolidated Water Co.  Ltd. to The Board of Water Supply of the City and County of Honolulu, Hawaii (incorporated by reference to Exhibit 10.2 filed as part of our Form 8-K filed June 6, 2023, Commission File No. 0-25248)

10.22

Stock Purchase Agreement dated November 2, 2023, but effective October 1, 2023 among PERC Water Corporation and Linda Ramey and Robert W. Ramey (incorporated by reference to Exhibit 10.1 filed as part of our Form 8-K filed November 7, 2023, Commission File No. 0-25248)

10.23

Settlement Agreement dated May 28, 2024 among Consolidated Water Coöperatief, U.A.; N.S.C. Agua, S.A. de C.V.; Aguas de Rosarito S.A.P.I. de C.V.; the Government of Baja California; and Banco Nacional de Obras y Servicios Públicos, S.N.C., as trustee under the trust agreement for Fondo Nacional de Infraestructura (incorporated by reference to Exhibit 10.1 filed as part of our Form 8-K filed June 4, 2024, Commission File No. 0-25248)

10.24.1***	Employment contract dated August 23, 2010 between Brent Brodie and Consolidated Water Co. Ltd.

10.24.2***	First Amendment to Employment Contract dated March 4, 2022 between Brent Brodie and Consolidated Water Co. Ltd.

10.25***	Employment contract dated June 28, 2012 between Douglas R. Vizzini and Consolidated Water Co. Ltd.

Number	Exhibit Description
19

Insider Trading and Disclosure of Non-Public Information Policy (incorporated herein by reference to Exhibit 19 filed as a part of our Form 10-K for the fiscal year ended December 31, 2023, Commission File No. 0-25248)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Marcum LLP - Consolidated Water Co. Ltd.

31.1**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

97	Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97 filed as a part of our Form 10-K for the fiscal year ended December 31, 2023, Commission File No. 0-25248)

101.INS**	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE** 104**

XBRL Taxonomy Extension Presentation Linkbase

Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*   Indicates a management contract or compensatory plan.

** Filed herewith.

*** Indicates a management contract or compensatory plan, which is filed herewith.

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

Dated: March 17, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	March 17, 2025
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	March 17, 2025
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Executive Vice President & Chief Financial Officer	March 17, 2025
	David W. Sasnett	(Principal Financial and Accounting Officer)

By:	/s/ Linda Beidler-D’Aguilar	Director	March 17, 2025
Linda Beidler-D’Aguilar

By:	/s/ Brian E. Butler	Director	March 17, 2025
Brian E. Butler

By:	/s/ Carson K. Ebanks	Director	March 17, 2025
Carson K. Ebanks

By:	/s/ Clarence B. Flowers, Jr.	Director	March 17, 2025
Clarence B. Flowers, Jr.

By:	/s/ Leonard J. Sokolow	Director	March 17, 2025
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	March 17, 2025
Raymond Whittaker