Form 10-Q
period 2025-03-31
Consolidated Water Co. Ltd.
filed 2025-05-12
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, 15,916,685 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$107,852,232	$99,350,121
Accounts receivable, net	36,192,112	39,580,982
Inventory	7,156,002	8,960,350
Prepaid expenses and other current assets	4,173,867	5,153,984
Contract assets	9,517,668	4,470,243
Current assets of discontinued operations	169,707	272,485
Total current assets	165,061,588	157,788,165
Property, plant and equipment, net	53,543,342	52,432,282
Construction in progress	4,477,700	5,143,717
Inventory, noncurrent	5,487,970	5,338,961
Investment in affiliates	1,262,137	1,504,363
Goodwill	12,861,404	12,861,404
Intangible assets, net	2,532,722	2,696,815
Operating lease right-of-use assets	3,050,106	3,190,985
Other assets	2,091,996	2,356,489
Total assets	$250,368,965	$243,313,181

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$9,618,600	$9,057,179
Accrued compensation	3,949,591	3,336,946
Dividends payable	1,788,293	1,780,841
Current maturities of operating leases	636,075	634,947
Current portion of long-term debt	97,612	126,318
Contract liabilities	12,401,797	9,126,654
Deferred revenue	146,816	365,879
Current liabilities of discontinued operations	235,057	509,745
Total current liabilities	28,873,841	24,938,509
Long-term debt, noncurrent	56,838	70,320
Deferred tax liabilities	—	210,893
Noncurrent operating leases	2,473,687	2,630,812
Other liabilities	153,000	153,000
Total liabilities	31,557,366	28,003,534
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 40,830 and 44,004 shares, respectively	24,498	26,402
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,916,685 and 15,846,345 shares, respectively	9,550,011	9,507,807
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	93,813,284	93,550,905
Retained earnings	109,909,427	106,875,581
Total Consolidated Water Co. Ltd. stockholders' equity	213,297,220	209,960,695
Non-controlling interests	5,514,379	5,348,952
Total equity	218,811,599	215,309,647
Total liabilities and equity	$250,368,965	$243,313,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Revenue	$33,715,385	$39,689,390
Cost of revenue	21,409,098	25,811,367
Gross profit	12,306,287	13,878,023
General and administrative expenses	7,723,959	6,564,029
Gain on asset dispositions and impairments, net	28,435	—
Income from operations	4,610,763	7,313,994

Other income (expense):
Interest income	616,594	334,142
Interest expense	(1,528)	(33,501)
Equity in the earnings of affiliates	30,474	77,566
Other	43,351	39,977
Other income, net	688,891	418,184
Income before income taxes	5,299,654	7,732,178
Provision for income taxes	210,117	621,696
Net income from continuing operations	5,089,537	7,110,482
Income from continuing operations attributable to non-controlling interests	165,427	169,068
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	4,924,110	6,941,414
Net loss from discontinued operations	(133,081)	(467,066)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$4,791,029	$6,474,348

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.31	$0.44
Discontinued operations	(0.01)	(0.03)
Basic earnings per share	$0.30	$0.41

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.31	$0.43
Discontinued operations	(0.01)	(0.03)
Diluted earnings per share	$0.30	$0.40

Dividends declared per common and redeemable preferred shares	$0.11	$0.095

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,915,867	15,828,929
Diluted earnings per share	16,041,847	15,984,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2024	44,004	$26,402	15,846,345	$9,507,807	$93,550,905	$106,875,581	$5,348,952	$215,309,647
Issue of share capital	—	—	66,764	40,058	(40,058)	—	—	—
Conversion of preferred stock	(2,486)	(1,492)	2,486	1,492	—	—	—	—
Buyback of preferred stock	(688)	(412)	—	—	(9,727)	—	—	(10,139)
Net income	—	—	—	—	—	4,791,029	165,427	4,956,456
Exercise of options	—	—	1,090	654	12,793	—	—	13,447
Dividends declared	—	—	—	—	—	(1,757,183)	—	(1,757,183)
Stock-based compensation	—	—	—	—	299,371	—	—	299,371
Balance as of March 31, 2025	40,830	$24,498	15,916,685	$9,550,011	$93,813,284	$109,909,427	$5,514,379	$218,811,599

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2023	44,297	$26,578	15,771,545	$9,462,927	$92,188,887	$85,148,820	$5,003,462	$191,830,674
Issue of share capital	—	—	57,384	34,430	(34,430)	—	—	—
Buyback of preferred stock	(272)	(163)	—	—	(2,727)	—	—	(2,890)
Net income	—	—	—	—	—	6,474,348	169,068	6,643,416
Dividends declared	—	—	—	—	—	(1,510,082)	—	(1,510,082)
Stock-based compensation	—	—	—	—	279,875	—	—	279,875
Balance as of March 31, 2024	44,025	$26,415	15,828,929	$9,497,357	$92,431,605	$90,113,086	$5,172,530	$197,240,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income attributable to Consolidated Water Co. Ltd. stockholders	$4,791,029	$6,474,348
Income from continuing operations attributable to non-controlling interests	165,427	169,068
Net income	4,956,456	6,643,416
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign currency transaction adjustment - discontinued operations	251	(959)
Loss from discontinued operations	132,830	468,025
Depreciation and amortization	1,692,546	1,674,699
Deferred income tax benefit	(229,699)	(446,849)
Provision for credit losses	312,902	177,849
Amortization of operating lease right-of-use assets	154,696	165,591
Compensation expense relating to stock and stock option grants	299,371	279,875
Gain on asset dispositions and impairments, net	(28,435)	—
Equity in earnings of affiliates	(30,474)	(77,566)
Distribution of earnings from OC-BVI	272,700	227,250

Change in:
Accounts receivable	3,075,968	(3,715,214)
Contract assets	(5,047,425)	(1,787,438)
Inventory	1,467,930	1,746,438
Prepaid expenses and other assets	1,060,228	1,275,345
Accounts payable, accrued expenses and other current liabilities	1,174,066	721,635
Contract liabilities	3,275,143	(777,669)
Operating lease liabilities	(155,997)	(166,893)
Deferred revenue	(219,063)	(55,775)
Net cash provided by operating activities - continuing operations	12,163,994	6,351,760
Net cash used in operating activities - discontinued operations	(403,743)	(401,758)
Net cash provided by operating activities	11,760,251	5,950,002

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(1,599,481)	(531,452)
Proceeds from asset dispositions	31,200	—
Net cash used in investing activities	(1,568,281)	(531,452)

Cash flows from financing activities
Dividends paid to common shareholders	(1,744,891)	(1,500,449)
Dividends paid to preferred shareholders	(4,840)	(4,208)
Buyback of redeemable preferred stock	(10,139)	(2,890)
Proceeds received from exercise of stock options	13,447	—
Principal repayments on long-term debt	(42,188)	(50,018)
Net cash used in financing activities	(1,788,611)	(1,557,565)
Net increase in cash and cash equivalents	8,403,359	3,860,985
Cash and cash equivalents at beginning of period	99,350,121	42,621,898
Cash and cash equivalents at beginning of period - discontinued operations	127,859	91,283
Less: cash and cash equivalents at end of period - discontinued operations	(29,107)	(396,525)
Cash and cash equivalents at end of period	$107,852,232	$46,177,641

Non-cash transactions:
Conversion (on a one-to-one basis) of 2,486 and 0, respectively, shares of redeemable preferred stock to common stock	$1,492	$—
Dividends declared but not paid	$1,755,327	$1,507,931
Transfers from inventory to property, plant and equipment and construction in progress	$187,409	$157,356
Transfers from construction in progress to property, plant and equipment	$2,135,224	$184,402
Transfers from prepaid expenses to property, plant and equipment	$144,533	$67,136

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

Effective October 1, 2023, the Company purchased, through its wholly-owned subsidiary PERC, a 100% ownership interest in REC, a Colorado company that operates and maintains water and wastewater treatment facilities and provides technical services to clients throughout the Rocky Mountain and Eastern Plains regions of Colorado. PERC acquired REC for approximately $4.1 million and recorded goodwill and intangible assets from this acquisition of $2,436,391 and $1,108,390, respectively.

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows as of and for the periods presented. The consolidated results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2025.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed consolidated financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Net foreign currency gains arising from transactions and re-measurements were $29,642 and $24,197 for the three months ended March 31, 2025 and 2024, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and certificates of deposit at banks with original maturities of three months or less. Cash and cash equivalents as of March 31, 2025 and December 31, 2024 include approximately $5.3 million and $5.2 million, respectively, of certificates of deposits with original maturities of three months or less.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances held in The Bahamas as of March 31, 2025 and December 31, 2024 were approximately $14.0 million and $7.7 million, respectively.

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

For the year ended December 31, 2024, the Company elected to assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment testing that was conducted in prior years for its reporting units. The Company assessed the relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units were less than their carrying values. The events and circumstances assessed for each reporting unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events. Based upon this qualitative assessment, the Company determined that it is more likely than not that the fair values of its reporting units exceeded their carrying values as of December 31, 2024.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Three Months Ended March 31,
	2025	2024
Retail revenue	$9,411,342	$8,624,938
Bulk revenue	8,411,716	8,342,094
Services revenue	10,078,268	17,417,611
Manufacturing revenue	5,814,059	5,304,747
Total revenue	$33,715,385	$39,689,390

Services revenue consists of the following:

	Three Months Ended March 31,
	2025	2024
Construction revenue	$2,218,230	$9,203,662
Operations and maintenance revenue	7,725,298	7,099,354
Design and consulting revenue	134,740	1,114,595
Total services revenue	$10,078,268	$17,417,611

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

Services and Manufacturing revenue

The Company designs, constructs, sells, operates and maintains, and provides consulting services related to water, wastewater and water reuse infrastructure through PERC. All of PERC's customers are companies or governmental entities located in the United States. The Company provides operations and maintenance and consulting services to companies and governmental entities located in the state of Colorado through REC.

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

Kalaeloa Desalco has signed and is presently executing a definitive agreement with the Honolulu Board of Water Supply to design, construct, operate and maintain a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii.

The Company generates construction, operations and maintenance, design and consulting revenue from PERC and DesalCo, generates construction revenue from Kalaeloa Desalco, and generates manufacturing revenue from Aerex. The Company also generates operations and maintenance and consulting revenue from REC.

The Company recognizes revenue for its construction and custom/specialized manufacturing contracts over time under the input method using costs incurred (which represents work performed) to date relative to the total estimated costs at completion to measure progress toward satisfying a contract’s performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, materials, subcontractor costs and other expenses. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total costs to be incurred and profit to be earned on each long-term, fixed price contract prior to the commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprised of estimated total contract costs. Due to the extended time it may take to complete many of the Company’s contracts and the scope and nature of the work required to be performed on those contracts, the estimations of total revenue and costs at completion are complicated and subject to many variables and, accordingly, are subject to changes. When adjustments in estimated total contract revenue or estimated total contract costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any contract assets are classified as current assets. Contract liabilities on uncompleted contracts, if any, are classified as current liabilities.

The Company has elected the “right to invoice” practical expedient for revenue recognition on its operations and maintenance, design and consulting contracts and recognizes revenue in the amount to which the Company has a right to invoice, recognizing this revenue from the transfer of goods or services to customers during the billing cycle.

For the three months ended March 31, 2025 and 2024, the Company recognized $2,180,261 and $9,397,093, respectively, of its services revenue from the transfer of goods or services to customers over time. The remaining services revenue of $7,898,007 and $8,020,518, respectively, was recognized from the transfer of goods or services to customers when invoiced. For the three months ended March 31, 2025 and 2024, the Company recognized all of its manufacturing revenue from the transfer of goods or services to customers over time.

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	March 31,	December 31,
	2025	2024
Revenue recognized to date on contracts in progress	$111,400,995	$114,590,991
Amounts billed to date on contracts in progress	(117,315,578)	(121,833,354)
Retainage	3,030,454	2,585,952
Net contract asset /(liability)	$(2,884,129)	$(4,656,411)

The above net balances are reflected in the accompanying condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2025	2024
Contract assets	$9,517,668	$4,470,243
Contract liabilities	(12,401,797)	(9,126,654)
Net contract asset /(liability)	$(2,884,129)	$(4,656,411)

As of March 31, 2025, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $149.3 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $18.6 million during the remainder of the year ending December 31, 2025 and approximately $130.7 million thereafter. In addition, the Company recognized revenue of approximately $1.4 million for the three months ended March 31, 2025, that was included in the contract liability balance as of December 31, 2024.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2024 have been reclassified to conform to the current period’s presentation.

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

Frederick W. McTaggart, Chief Executive Officer and President, is the Company’s chief operating decision maker (“CODM”).

For the retail, bulk, services, and manufacturing segments, the CODM uses revenue, gross profit, and income before income taxes to assess segment performance and in deciding the allocation of resources to each segment. The CODM considers actual versus budget and current period versus prior period variances on a monthly, quarterly, and annual basis for each of these financial measures. The CODM also considers variances from budget and prior period for major corporate expenses (such as employee costs, insurance and professional fees) when making decisions regarding capital and resource allocation.

The accounting policies of the segments are consistent with those described in Note 2. All intercompany transactions are eliminated for segment presentation purposes. Intersegment revenue transactions are insignificant to the Company and are eliminated. Segment information previously disclosed in 2024 did not separately disclose those expenses currently reported in the corporate segment, as such expenses were previously included in the retail segment. The 2024 segment information provided herein has been recast to conform to the current period presentation.

The Company’s segments are strategic business units that are managed separately because each segment sells different products and/or services, serves customers with distinctly different needs and generates different gross profit margins.

The Company’s income statements by segment are presented below.

	Three Months Ended March 31, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$9,411,342	$8,411,716	$10,078,268	$5,814,059	$—	$33,715,385
Cost of revenue	3,706,063	5,584,089	8,061,877	4,057,069	—	21,409,098
Gross profit	5,705,279	2,827,627	2,016,391	1,756,990	—	12,306,287
General and administrative expenses	788,812	346,081	2,195,338	664,078	3,729,650	7,723,959
Gain (loss) on asset dispositions and impairments, net	29,976	—	(1,541)	—	—	28,435
Income (loss) from operations	4,946,443	2,481,546	(180,488)	1,092,912	(3,729,650)	4,610,763
Interest income	32,866	204,103	143,319	1	236,305	616,594
Interest expense	—	—	(1,528)	—	—	(1,528)
Income (loss) from affiliates	—	—	—	(34,004)	64,478	30,474
Other	28,308	14,933	36	74	—	43,351
Other income, net	61,174	219,036	141,827	(33,929)	300,783	688,891
Income (loss) before income taxes	5,007,617	2,700,582	(38,661)	1,058,983	(3,428,867)	5,299,654
Provision (benefit) for income taxes	—	—	(35,893)	246,010	—	210,117
Net income (loss) from continuing operations	5,007,617	2,700,582	(2,768)	812,973	(3,428,867)	5,089,537
Income from continuing operations attributable to non-controlling interests	—	165,427	—	—	—	165,427
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$5,007,617	$2,535,155	$(2,768)	$812,973	$(3,428,867)	4,924,110
Net loss from discontinued operations						(133,081)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$4,791,029

	Three Months Ended March 31, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$8,624,938	$8,342,094	$17,417,611	$5,304,747	$—	$39,689,390
Cost of revenue	3,551,344	5,565,258	12,668,939	4,025,826	—	25,811,367
Gross profit	5,073,594	2,776,836	4,748,672	1,278,921	—	13,878,023
General and administrative expenses	766,698	344,141	1,597,854	517,702	3,337,634	6,564,029
Income (loss) from operations	4,306,896	2,432,695	3,150,818	761,219	(3,337,634)	7,313,994
Interest income	56,593	204,319	73,204	1	25	334,142
Interest expense	(31,123)	—	(2,378)	—	—	(33,501)
Income from affiliate	—	—	—	—	77,566	77,566
Other	20,599	5,960	601	11,660	1,157	39,977
Other income, net	46,069	210,279	71,427	11,661	78,748	418,184
Income (loss) before income taxes	4,352,965	2,642,974	3,222,245	772,880	(3,258,886)	7,732,178
Provision (benefit) for income taxes	—	—	778,286	169,153	(325,743)	621,696
Net income (loss) from continuing operations	4,352,965	2,642,974	2,443,959	603,727	(2,933,143)	7,110,482
Income from continuing operations attributable to non-controlling interests	—	169,068	—	—	—	169,068
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$4,352,965	$2,473,906	$2,443,959	$603,727	$(2,933,143)	6,941,414
Net loss from discontinued operations						(467,066)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$6,474,348

The Company’s cost of revenue consists of:

	Three Months Ended March 31, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$3,457,402	$3,284,142	$—	$6,741,544
Employee costs	757,868	543,300	4,270,363	589,221	—	6,160,752
Electricity	1,173,586	1,043,386	33,027	10,803	—	2,260,802
Fuel oil	—	1,820,056	—	—	—	1,820,056
Depreciation	613,884	689,516	90,598	38,862	—	1,432,860
Maintenance	220,625	401,642	127,517	99,955	—	849,739
Insurance	171,534	451,607	26,284	—	—	649,425
Retail license royalties	598,086	—	—	—	—	598,086
Other	170,480	634,582	56,686	34,086	—	895,834
	$3,706,063	$5,584,089	$8,061,877	$4,057,069	$—	$21,409,098

	Three Months Ended March 31, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$7,899,850	$3,297,314	$—	$11,197,164
Employee costs	676,857	494,411	4,456,690	574,365	—	6,202,323
Electricity	1,262,250	900,432	72,693	9,113	—	2,244,488
Fuel oil	—	2,109,673	—	—	—	2,109,673
Depreciation	610,745	664,675	92,637	40,193	—	1,408,250
Maintenance	182,994	403,666	108,297	67,160	—	762,117
Insurance	170,049	397,941	4,982	—	—	572,972
Retail license royalties	522,184	—	—	—	—	522,184
Other	126,265	594,460	33,790	37,681	—	792,196
	$3,551,344	$5,565,258	$12,668,939	$4,025,826	$—	$25,811,367

Other cost of revenue segment expenses above primarily include chemicals and other supplies, government fees and licenses, and freight costs.

The Company’s general and administrative expenses consist of:

	Three Months Ended March 31, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$380,860	$88,809	$1,002,379	$341,560	$2,173,287	$3,986,895
Professional fees	15,162	21,265	340,000	67,562	624,690	1,068,679
Insurance	103,871	97,009	37,100	84,809	214,949	537,738
Depreciation and amortization	10,580	5,327	155,691	26,179	17,071	214,848
Other	278,339	133,671	660,168	143,968	699,653	1,915,799
	$788,812	$346,081	$2,195,338	$664,078	$3,729,650	$7,723,959

	Three Months Ended March 31, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$360,897	$85,571	$934,141	$280,621	$1,968,756	$3,629,986
Professional fees	22,200	16,429	88,287	3,330	447,259	577,505
Insurance	90,983	91,773	56,228	60,394	204,688	504,066
Depreciation and amortization	9,276	6,815	159,114	25,955	20,449	221,609
Other	283,342	143,553	360,084	147,402	696,482	1,630,863
	$766,698	$344,141	$1,597,854	$517,702	$3,337,634	$6,564,029

Other general and administrative segment expenses primarily include Board of Directors fees and expenses, maintenance, office rent, amortization of intangible assets, and investor relations costs.

The Company’s segment assets are presented below.

	As of March 31, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Cash and cash equivalents	$19,590,795	$20,476,902	$41,443,086	$1,620,997	$24,720,452	$107,852,232
Accounts receivable, net	$3,719,025	$25,961,825	$5,974,673	$512,067	$24,522	$36,192,112
Inventory, current and non-current	$3,430,692	$5,133,101	$826,704	$3,253,475	$—	$12,643,972
Contract assets	$—	$—	$1,331,507	$8,186,161	$—	$9,517,668
Property, plant and equipment, net	$32,917,197	$17,888,288	$948,957	$1,597,357	$191,543	$53,543,342
Construction in progress	$627,517	$2,208,200	$—	$1,641,983	$—	$4,477,700
Intangibles, net	$—	$—	$1,988,277	$544,445	$—	$2,532,722
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$—	$12,861,404
Total segment assets	$63,355,243	$75,452,021	$63,654,305	$19,757,550	$27,980,139	$250,199,258
Assets of discontinued operations						$169,707
Total assets						$250,368,965

	As of December 31, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Cash and cash equivalents	$19,167,484	$13,339,206	$34,181,902	$4,768,376	$27,893,153	$99,350,121
Accounts receivable, net	$3,223,190	$28,807,257	$6,593,276	$946,846	$10,413	$39,580,982
Inventory, current and non-current	$3,437,771	$4,865,117	$167,856	$5,828,567	$—	$14,299,311
Contract assets	$—	$—	$1,204,522	$3,265,721	$—	$4,470,243
Property, plant and equipment, net	$31,689,586	$18,093,155	$858,352	$1,601,501	$189,688	$52,432,282
Construction in progress	$1,951,559	$2,480,999	$—	$711,159	$—	$5,143,717
Intangibles, net	$—	$—	$2,129,037	$567,778	$—	$2,696,815
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$—	$12,861,404
Total segment assets	$62,994,011	$71,743,161	$56,792,772	$20,095,648	$31,415,104	$243,040,696
Assets of discontinued operations						$272,485
Total assets						$243,313,181

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2025	2024
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$4,924,110	$6,941,414
Less: preferred stock dividends	(4,491)	(4,182)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	4,919,619	6,937,232
Loss from discontinued operations	(133,081)	(467,066)
Net income available to common shares in the determination of basic earnings per common share	$4,786,538	$6,470,166

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,915,867	15,828,929
Plus:
Weighted average number of preferred shares outstanding during the period	41,712	44,180
Potential dilutive effect of unexercised options and unvested stock grants	84,268	111,439
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	16,041,847	15,984,548

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

In November 2015, the State of Baja California (the “State”) officially commenced the public tender for the Project, and in June 2016 a consortium comprised of NSC and two other parties was selected by the State as the winner of the tender process for the Project. NSC subsequently formed AdR to pursue the completion of the Project.

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

On June 29, 2020, AdR received a letter (the “Letter”) from CEA and CESPT terminating the APP Contract. The Letter requested that AdR provide an inventory of the assets that comprised the “Project Works” (as defined in the APP Contract) for the purpose of acknowledging and paying the non-recoverable expenses made by AdR in connection with the Project, with such reimbursement to be calculated in accordance with the terms of the APP Contract. On August 28, 2020, AdR submitted their list of non-recoverable expenses, including those of NSC, to CEA and CESPT which amounted to 51,144,525 United States dollars and an additional 137,333,114 Mexican pesos.

CW-Cooperatief, as a Netherlands company, had certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). In April 2021, CW-Cooperatief submitted a letter to the President of Mexico and other Mexican federal government officials alleging that the State’s termination of the APP Contract constituted a breach by Mexico of its international obligations under the Treaty, entitling CW-Cooperatief to full reparation, including monetary damages. This letter invited Mexico to seek a resolution of this investment dispute through consultation and negotiation but stated that if the dispute cannot be resolved in this manner, CW-Cooperatief would refer the dispute to the International Centre for the Settlement of International Disputes for arbitration, as provided for in the Treaty.

In February 2022, CW-Cooperatief, filed a Request for Arbitration with the International Centre for Settlement of International Disputes (“ICSID”) requesting that the United Mexican States pay CW-Cooperatief damages in excess of US$51 million plus MXN$137 million (with the exact amount to be quantified in the proceedings), plus fees, costs and pre- and post-award interest.

In May 2024, the Company, through CW-Cooperatief, NSC, and AdR entered into a settlement agreement (the “Settlement Agreement”) with the State and Banco Nacional de Obras y Servicios Públicos, S.N.C., as trustee under the trust agreement for the trust named Fondo Nacional de Infraestructura (the “Trust”). Under the Settlement Agreement, CW-Cooperatief requested that ICSID discontinue the arbitration and on May 31, 2024, ICSID issued an order discontinuing the arbitration. Pursuant to the Settlement Agreement, the Trust purchased the 20.1 hectares of land on which the Project’s plant was to be constructed, including related rights of way (the “Land”), on an “as-is” basis, from NSC for MXN$596,144,000. The sale of the Land to the Trust was closed on June 14, 2024 at which time the MXN$596,144,000 was paid to the Company and converted at the prevailing exchange rate on that date into US$31,959,685.

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

Summarized financial information for the discontinued Mexico project development operation is as follows:

	March 31,	December 31,
	2025	2024
Cash	$29,107	$127,859
Prepaid expenses and other current assets	140,600	144,626
Total assets of discontinued operations	$169,707	$272,485

Total liabilities of discontinued operations	$235,057	$509,745

	Three Months Ended March 31,
	2025	2024
Revenue	$—	$—
Loss from discontinued operations	$(133,081)	$(467,066)
Gain on sale of land and project documentation	$—	$—
Depreciation expense	$—	$—

6. Leases

The Company’s leases consist principally of leases for office and warehouse space. For leases with terms greater than twelve months, the related asset and obligation are recorded at the present value of the lease payments over the term. Many of these leases contain rental escalation clauses which are factored into the determination of the lease payments when appropriate. When available, the lease payments are discounted using the rate implicit in the lease; however, the Company’s current leases do not provide a readily determinable implicit rate. Therefore, the Company’s incremental borrowing rate is estimated to discount the lease payments based on information available at the lease commencement.

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	March 31,	December 31,
	2025	2024
ASSETS
Current
Prepaid expenses and other current assets	$27,984	$41,801
Noncurrent
Operating lease right-of-use assets	3,050,106	3,190,985
Total lease right-of-use assets	$3,078,090	$3,232,786

LIABILITIES
Current
Current maturities of operating leases	$636,075	$634,947
Noncurrent
Noncurrent operating leases	2,473,687	2,630,812
Total lease liabilities	$3,109,762	$3,265,759

Weighted average remaining lease term:
Operating leases	4.8 years	5.0 years

Weighted average discount rate:
Operating leases	6.56%	6.56%

The components of lease costs were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$207,555	$205,872
Short-term lease costs	99,025	69,709
Lease costs - discontinued operations	2,697	12,120
Total lease costs	$309,277	$287,701

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$218,376	$198,504
Operating cash outflows for operating leases - discontinued operations	—	—

Future lease payments relating to the Company’s operating lease liabilities from continuing operations as of March 31, 2025 were as follows:

Years ending December 31,	Total
2025	$626,130
2026	763,783
2027	732,904
2028	749,143
2029	455,209
Thereafter	314,007
Total future lease payments	3,641,176
Less: imputed interest	(531,414)
Total lease obligations	3,109,762
Less: current obligations	(636,075)
Noncurrent lease obligations	$2,473,687

7. Fair value

As of March 31, 2025 and December 31, 2024, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

As of March 31, 2025 and December 31, 2024, the Company does not have assets and liabilities measured at fair value to present in the fair value hierarchy.

8. Commitments and contingencies

Cayman Water

The Company sells water through its Cayman Water retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2025 and 2024, the Company generated approximately 28% and 22%, respectively, of its consolidated revenue and 46% and 37%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

Under the new regulatory legislation passed in October 2016, Cayman Water was required to first be granted a concession by the government before obtaining a new (or renewing the old) retail operating license. On February 18, 2025, Cayman Water received a new concession from the government that authorizes and maintains the terms of the 1990 license until a new license is negotiated and enacted. Negotiations between Cayman Water and OfReg on the new license recently recommenced.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $25.5 million and $28.4 million as of March 31, 2025 and December 31, 2024, respectively. Approximately 78% and 81% of the accounts receivable balances were delinquent as of those dates, respectively.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and The Bahamas government. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has not provided a material allowance for credit losses for its accounts receivable from the WSC as of March 31, 2025.

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s has maintained these ratings through the date of its most current report issued in April 2025.

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

CW-Bahamas Performance Guarantees

The contracts to supply water to the WSC from its Blue Hills and Windsor plants require CW-Bahamas to guarantee delivery of a minimum quantity of water per week. If the WSC requires the water and CW-Bahamas does not meet this minimum, CW-Bahamas is required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that the WSC is currently paying CW-Bahamas under the contract. The Blue Hills contract expires in 2032 and requires CW-Bahamas to deliver 63.0 million gallons of water each week. The Windsor contract expires in 2033 and requires CW-Bahamas to deliver 16.8 million gallons of water each week. CW-Bahamas has been in compliance with the performance guarantees under these contracts for all periods since the inception of the contracts.

Fiscal, Regulation and Other Federal Policies

Significant changes in, and uncertainty with respect to, legislation, regulation, government policy and economic conditions could adversely affect the Company’s business. Specific legislative and regulatory proposals that could have a material impact on the Company include, but are not limited to, modifications to international trade policy (such as tariffs); public company reporting requirements; and environmental regulation.

The Company cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Accordingly, it is difficult to predict how such actions may impact the Company’s business, or the business or habits of its customers. The Company’s business operations, as well as the businesses of its customers on which it is substantially dependent, are located in countries at risk for escalating trade disputes, including the U.S. Any resulting trade wars could have a significant adverse effect on world trade and could adversely impact the Company’s consolidated financial condition, results of operations and cash flows.

9. Impact of recent accounting standards

Adoption of new accounting standards:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effect of newly issued but not yet effective accounting standards:

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public companies to disclose, in the notes to financial statements, specific information about certain costs and expenses at each interim and annual reporting period. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve assumptions and certain risks and uncertainties which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	tourism and weather conditions in the areas we serve;
●	the economic, political and social conditions of each country in which we conduct or plan to conduct business;
●	our relationships with the government entities and other customers we serve;
●	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
●	our ability to successfully enter new markets; and
●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our 2024 Annual Report on Form 10-K.

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

For 2024, we elected to assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment testing we have conducted in prior years for our reporting units. We assessed the relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units are less than their carrying values. The events and circumstances assessed for each reporting unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events. Based upon this qualitative assessment, we determined that it is more likely than not that the fair values of our reporting units exceeded their carrying values as of December 31, 2024.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1. “Financial Statements” of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024 (“2024 Form 10-K”) and the information set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

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

In November 2015, the State of Baja California (the “State”) officially commenced the public tender for the Project, and in June 2016 a consortium comprised of NSC and two other parties was selected by the State as the winner of the tender process for the Project. NSC subsequently formed AdR to pursue the completion of the Project.

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

On June 29, 2020, AdR received a letter (the “Letter”) from CEA and CESPT terminating the APP Contract. The Letter requested that AdR provide an inventory of the assets that comprised the “Project Works” (as defined in the APP Contract) for the purpose of acknowledging and paying the non-recoverable expenses made by AdR in connection with the Project, with such reimbursement to be calculated in accordance with the terms of the APP Contract. On August 28, 2020, AdR submitted their list of non-recoverable expenses, including those of NSC, to CEA and CESPT which was comprised of 51,144,525 United States dollars and an additional 137,333,114 Mexican pesos.

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

In May 2024, we, through CW-Cooperatief, NSC, and AdR entered into a settlement agreement (the “Settlement Agreement”) with the State and Banco Nacional de Obras y Servicios Públicos, S.N.C., as trustee under the trust agreement for the trust named Fondo Nacional de Infraestructura (the “Trust”). Under the Settlement Agreement, CW-Cooperatief requested that ICSID discontinue the arbitration and on May 31, 2024, ICSID issued an order discontinuing the arbitration. Pursuant to the Settlement Agreement, the Trust purchased the 20.1 hectares of land on which the Project’s plant was to be constructed, including related rights of way (the “Land”), on an “as-is” basis, from NSC for MXN$596,144,000. The sale of the Land to the Trust was closed on June 14, 2024 at which time the MXN$596,144,000 was paid to us and converted at the prevailing exchange rate on that date into US$31,959,685.

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

We are presently in the process of legally terminating/dissolving CW-Cooperatief, NSC and AdR and will continue to incur expenses for these subsidiaries while such process is completed.

Our net losses from discontinued operations for the three months ended March 31, 2025 and 2024 were ($133,081) and ($467,066), respectively.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2025 was $4,791,029 ($0.30 per share on a fully diluted basis), as compared to net income of $6,474,348 ($0.40 per share on a fully diluted basis) for 2024.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2025 was $4,924,110 ($0.31 per share on a fully diluted basis), as compared to net income from continuing operations of $6,941,414 ($0.43 per share on a fully diluted basis) for 2024.

Revenue for 2025 decreased to $33,715,385 from $39,689,390 in 2024, as a result of a significant decrease in services segment revenue. Gross profit for 2025 was $12,306,287 (37% of total revenue) as compared to $13,878,023 (35% of total revenue) for 2024. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $7,723,959 for 2025 as compared to $6,564,029 for 2024. The increase in G&A expenses for 2025 arises principally from (i) incremental legal costs and other professional fees totaling $491,174 (which includes $139,000 in costs related to a legal settlement); (ii) added employee costs of $356,909 attributable to new hires, salary increases and a retirement payment of $158,000 made to a former executive; and (iii) a net increase of approximately $135,000 in the provision for credit losses.

Other income, net, increased to $688,891 for 2025 as compared to $418,184 for 2024 primarily due to approximately $282,000 of additional interest income resulting from additional interest earned on higher balances of interest earning assets.

Results by Segment

Retail Segment:

The retail segment generated $4,946,443 in income from operations for 2025 compared to $4,306,896 for 2024.

Revenue generated by our retail water operations increased to $9,411,342 in 2025 from $8,624,938 in 2024 due to a 13% increase in the volume of water sold.

As a result of the revenue increase retail segment gross profit increased in both total dollars and as a percentage of revenue to $5,705,279 (61% of retail revenue) for 2025 from $5,073,594 (59% of retail revenue) for 2024.

Retail G&A expenses remained relatively consistent at $788,812 for 2025 as compared to $766,698 for 2024.

Bulk Segment:

The bulk segment generated $2,481,546 and $2,432,695 in income from operations for 2025 and 2024, respectively.

Bulk segment revenue was $8,411,716 and $8,342,094 for 2025 and 2024, respectively. The slight increase in bulk revenue from 2024 to 2025 reflects the impact of OC-Cayman’s new Red Gate II contract and an amendment of its North Sound contract, both of which became effective May 1, 2024. The increase in revenue from both of these contracts offsets a decrease in revenue for CW-Bahamas resulting from lower energy prices, which decreased the pass-through energy component of CW-Bahamas rates.

Consistent with the increase in revenue, gross profit for our bulk segment increased slightly to $2,827,627 (34% of bulk revenue) for 2025 as compared to $2,776,836 (33% of bulk revenue) for 2024.

Bulk segment G&A expenses remained relatively consistent at $346,081 for 2025 as compared to $344,141 for 2024.

Services Segment:

The services segment incurred a loss from operations of ($180,488) for 2025, as compared to generating income from operations of $3,150,818 for 2025.

Services segment revenue decreased to $10,078,268 for 2025 from $17,417,611 for 2024. Construction revenue declined to $2,218,230 for 2025 as compared to $9,203,662 for 2024. Construction revenue for 2024 was significantly greater due to $4.8 million of additional revenue generated from PERC’s contract with Liberty Utilities. Such contract was substantially completed in the second quarter of 2024. Revenue generated under operations and maintenance contracts increased to $7,725,298 for 2025 as compared to $7,099,354 for 2024 as a result of incremental revenue generated by both PERC and REC.

Gross profit for the services segment decreased to $2,016,391 (20% of services revenue) in 2025 from $4,748,672 (27% of services revenue) in 2024 due to the substantial decline in construction revenue.

G&A expenses for the services segment increased to $2,195,338 for 2025 as compared to $1,597,854 for 2024 primarily due to incremental legal costs and other professional fees of $251,713 (which includes $139,000 in costs related to a legal settlement) and a net increase of approximately $183,000 in the provision for credit losses.

Manufacturing Segment:

The manufacturing segment contributed $1,092,912 and $761,219 to our income from operations in 2025 and 2024, respectively.

Manufacturing revenue increased to $5,814,059 from $5,304,747 for 2025 and 2024, respectively, due to increased production activity.

Manufacturing gross profit was $1,756,990 (30% of manufacturing revenue) for 2025 as compared to a gross profit of $1,278,921 (24% of manufacturing revenue) for 2024. The increase in manufacturing gross profit in dollars and as a percentage of revenue results from increased production activity and a higher margin product mix.

G&A expenses for the manufacturing segment remained relatively consistent at $664,078 for 2025 as compared to $517,702 for 2024.

Corporate

Corporate G&A expenses increased to $3,729,650 for 2025 as compared to $3,337,634 for 2024 due to approximately $205,000 in incremental employee costs arising from pay raises and a retirement payment of $158,000 made to a former executive and incremental legal costs and other professional fees of $177,431.

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as of March 31, 2025 as compared to December 31, 2024 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable decreased by approximately $3.4 million primarily due to a $2.9 million decrease in CW-Bahamas’ accounts receivable as well as decreases in the services and manufacturing segments accounts receivable of $618,603 and $434,779, respectively. These decreases were offset by an increase in the retail segment accounts receivable of $495,835.

Current inventory decreased by approximately $1.8 million primarily due to a decrease of $2.6 million in Aerex’s inventory resulting from production activity, which was partially offset by an increase in PERC’s current inventory of $658,848.

Prepaid expenses and other current assets decreased by approximately $980,000 primarily due to a decrease in prepaid insurance.

Contract assets increased by approximately $5.0 million primarily due to a $4.9 million increase in the manufacturing segment contract assets attributable to work started in the first quarter for one major client.

Property, plant and equipment, net, increased by approximately $1.1 million primarily due to the expansion of the new West Bay plant in Cayman Islands.

Contract liabilities increased by $3.3 million primarily due to one PERC construction project.

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

Liquidity Position

Our projected liquidity requirements for 2025 include capital expenditures for our existing operations of approximately $9.1 million, which includes approximately $800,000 to be incurred during 2025 for a project in The Bahamas and $1.2 million for the expansion of Aerex's manufacturing facility. We paid approximately $1.8 million for dividends in April 2025. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board.

As of March 31, 2025, we had cash and cash equivalents of $107.9 million and working capital of $136.2 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $25.5 million and $28.4 million as of March 31, 2025 and December 31, 2024, respectively. Approximately 78% and 81% of the accounts receivable balances were delinquent as of those dates, respectively. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of March 31, 2025.

We continue to be in frequent contact with officials of The Bahamas government, who continue to express their intention to significantly reduce CW-Bahamas accounts receivable balances in the near future; however, we cannot provide any assurance as to when such reduction will occur.

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s has maintained these ratings through the date of its most current report issued in April 2025. Based upon our review of this Moody’s correspondence, we continue to believe that no material allowance for credit losses is required for CW-Bahamas’ accounts receivable from the WSC.

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

Discussion of Cash Flows for the Three Months Ended March 31, 2025

Our cash and cash equivalents increased to $107,852,232 as of March 31, 2025 from $99,350,121 as of December 31, 2024.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $11,760,251. This net cash reflects the net income generated for the three months ended March 31, 2025 of $4,956,456 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $1,692,546, a decrease in accounts receivable of $3,075,968, an increase in contract assets of $5,047,425 and an increase in contract liabilities of $3,275,143.

Cash Flows from Investing Activities

Net cash used in our investing activities was $1,568,281 primarily for additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used by our financing activities was $1,788,611, almost all of which related to the payment of dividends.

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

Seven Mile Beach and West Bay. For the three months ended March 31, 2025 and 2024, we generated approximately 28% and 22%, respectively, of our consolidated revenue and 46% and 37%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

Under the new regulatory legislation passed in October 2016, Cayman Water was required to first be granted a concession by the government before obtaining a new (or renewing the old) retail operations license. On February 18, 2025, Cayman Water received a new concession from the government that authorizes and maintains the terms of the 1990 license until a new license is negotiated and enacted. Negotiations between Cayman Water and OfReg for the new license have recently recommenced.

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

Adoption of New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Dividends

●	On January 31, 2025, we paid a dividend of $0.11 to shareholders of record on January 2, 2025.
●	On April 30, 2025, we paid a dividend of $0.11 to shareholders of record on April 1, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2024 to the end of the period covered by this report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation of Previously Identified Material Weakness over Financial Reporting

We previously identified and disclosed in Item 9a. Controls and Procedures, in our 2024 Annual Report on Form 10-K, filed with the SEC on March 17, 2025, that an information technology general control (“ITGC”) specific to change management was not sufficiently designed during the period January 1, 2024 through October 31, 2024. Effective November 1, 2024, the ITGC deficiency was remediated. Certain annual and quarterly business process controls (automated and manual) could have been adversely affected due to the insufficient design of this ITGC and therefore determined to be ineffective during this time period. Due to the insufficient number of control occurrences available for testing operating effectiveness for these business process controls, along with the number of business process controls that management was not able to consider effective as of December 31, 2024, our management concluded that such deficiencies represented a material weakness in our internal control over financial reporting as of December 31, 2024.

In the fourth quarter of 2024 and the first quarter of 2025, our management obtained the sufficient number of control occurrences for testing operating effectiveness for the majority of these business process controls and successfully remediated this material weakness as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

Except for the completed remediation relating to the material weakness discussed previously, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our other periodic reports on Form 10-Q and Form 8-K.

Our exclusive license to provide water to retail customers in the Cayman Islands is presently under renegotiation with OfReg, the Cayman Islands government utility regulatory authority, and we are presently unable to predict the outcome of these on-going negotiations.

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2025 and 2024, we generated approximately 28% and 22%, respectively, of our consolidated revenue and 46% and 37%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

Under the new regulatory legislation passed in October 2016, Cayman Water was required to first be granted a concession by the government before obtaining a new (or renewing the old) retail operations license. On February 18, 2025, Cayman Water received a new concession from government that authorizes and maintains the terms of the 1990 license until a new license from OfReg is negotiated and enacted.

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

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $25.5 million as of March 31, 2025. Approximately 78% of this March 31, 2025 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and The Bahamas government. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of March 31, 2025.

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s has maintained these ratings through the date of its most current report issued in April 2025.

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

Substantial changes to fiscal, regulation and other federal policies could adversely affect our business, financial condition, operating results and cash flows.

Significant changes in, and uncertainty with respect to, legislation, regulation, government policy and economic conditions could adversely affect our business. Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to, modifications to international trade policy (such as tariffs); public company reporting requirements; and environmental regulation.

We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Accordingly, it is difficult to predict how such actions may impact our business, or the business or habits of our customers. Our business operations, as well as the businesses of our customers on which we are substantially dependent, are located in countries at risk for escalating trade disputes, including the U.S. Any resulting trade wars could have a significant adverse effect on world trade and could adversely impact our consolidated financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2025.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 12, 2025