Form 10-Q
period 2025-06-30
Consolidated Water Co. Ltd.
filed 2025-08-11
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, 15,926,801 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$112,246,599	$99,350,121
Accounts receivable, net	41,952,382	39,580,982
Inventory	6,211,193	8,960,350
Prepaid expenses and other current assets	3,542,059	5,153,984
Contract assets	5,759,030	4,470,243
Current assets of discontinued operations	123,625	272,485
Total current assets	169,834,888	157,788,165
Property, plant and equipment, net	53,746,797	52,432,282
Construction in progress	6,522,936	5,143,717
Inventory, noncurrent	5,593,954	5,338,961
Investment in affiliates	1,314,416	1,504,363
Goodwill	12,861,404	12,861,404
Intangible assets, net	2,368,629	2,696,815
Operating lease right-of-use assets	3,240,112	3,190,985
Other assets	2,020,432	2,356,489
Total assets	$257,503,568	$243,313,181

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$12,795,154	$9,057,179
Accrued compensation	2,809,311	3,336,946
Dividends payable	2,268,256	1,780,841
Current maturities of operating leases	681,140	634,947
Current portion of long-term debt	77,188	126,318
Contract liabilities	12,898,666	9,126,654
Deferred revenue	616,556	365,879
Current liabilities of discontinued operations	271,078	509,745
Total current liabilities	32,417,349	24,938,509
Long-term debt, noncurrent	45,309	70,320
Deferred tax liabilities	—	210,893
Noncurrent operating leases	2,680,470	2,630,812
Other liabilities	153,000	153,000
Total liabilities	35,296,128	28,003,534
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 49,844 and 44,004 shares, respectively	29,906	26,402
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,916,685 and 15,846,345 shares, respectively	9,550,011	9,507,807
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	94,212,568	93,550,905
Retained earnings	112,771,198	106,875,581
Total Consolidated Water Co. Ltd. stockholders' equity	216,563,683	209,960,695
Non-controlling interests	5,643,757	5,348,952
Total equity	222,207,440	215,309,647
Total liabilities and equity	$257,503,568	$243,313,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$33,591,079	$32,479,158	$67,306,464	$72,168,548
Cost of revenue	20,759,094	20,858,944	42,168,192	46,670,311
Gross profit	12,831,985	11,620,214	25,138,272	25,498,237
General and administrative expenses	7,580,238	6,606,294	15,304,197	13,170,323
Gain (loss) on asset dispositions and impairments, net	32,017	(3,130)	60,452	(3,130)
Income from operations	5,283,764	5,010,790	9,894,527	12,324,784

Other income (expense):
Interest income	756,988	380,854	1,373,582	714,996
Interest expense	(1,185)	(33,438)	(2,713)	(66,939)
Equity in the earnings of affiliates	52,279	48,797	82,753	126,363
Other	12,100	22,213	55,451	62,190
Other income, net	820,182	418,426	1,509,073	836,610
Income before income taxes	6,103,946	5,429,216	11,403,600	13,161,394
Provision for income taxes	795,807	1,063,933	1,005,924	1,685,629
Net income from continuing operations	5,308,139	4,365,283	10,397,676	11,475,765
Income from continuing operations attributable to non-controlling interests	129,378	122,872	294,805	291,940
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	5,178,761	4,242,411	10,102,871	11,183,825
Net income (loss) from discontinued operations	(82,556)	11,607,846	(215,637)	11,140,780
Net income attributable to Consolidated Water Co. Ltd. stockholders	$5,096,205	$15,850,257	$9,887,234	$22,324,605

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.33	$0.27	$0.63	$0.71
Discontinued operations	(0.01)	0.73	(0.01)	0.70
Basic earnings per share	$0.32	$1.00	$0.62	$1.41

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.32	$0.26	$0.63	$0.70
Discontinued operations	—	0.73	(0.01)	0.70
Diluted earnings per share	$0.32	$0.99	$0.62	$1.40

Dividends declared per common and redeemable preferred shares	$0.14	$0.095	$0.25	$0.19

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,916,685	15,829,120	15,916,278	15,829,024
Diluted earnings per share	16,044,311	15,983,671	16,043,532	15,984,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2024	44,004	$26,402	15,846,345	$9,507,807	$93,550,905	$106,875,581	$5,348,952	$215,309,647
Issue of share capital	—	—	66,764	40,058	(40,058)	—	—	—
Conversion of preferred stock	(2,486)	(1,492)	2,486	1,492	—	—	—	—
Buyback of preferred stock	(688)	(412)	—	—	(9,727)	—	—	(10,139)
Net income	—	—	—	—	—	4,791,029	165,427	4,956,456
Exercise of options	—	—	1,090	654	12,793	—	—	13,447
Dividends declared	—	—	—	—	—	(1,757,183)	—	(1,757,183)
Stock-based compensation	—	—	—	—	299,371	—	—	299,371
Balance as of March 31, 2025	40,830	24,498	15,916,685	9,550,011	93,813,284	109,909,427	5,514,379	218,811,599
Issue of share capital	8,534	5,120	—	—	(5,120)	—	—	—
Buyback of preferred stock	(69)	(41)	—	—	(1,530)	—	—	(1,571)
Net income	—	—	—	—	—	5,096,205	129,378	5,225,583
Exercise of options	549	329	—	—	9,894	—	—	10,223
Dividends declared	—	—	—	—	—	(2,234,434)	—	(2,234,434)
Stock-based compensation	—	—	—	—	396,040	—	—	396,040
Balance as of June 30, 2025	49,844	$29,906	15,916,685	$9,550,011	$94,212,568	$112,771,198	$5,643,757	$222,207,440

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2023	44,297	$26,578	15,771,545	$9,462,927	$92,188,887	$85,148,820	$5,003,462	$191,830,674
Issue of share capital	—	—	57,384	34,430	(34,430)	—	—	—
Buyback of preferred stock	(272)	(163)	—	—	(2,727)	—	—	(2,890)
Net income	—	—	—	—	—	6,474,348	169,068	6,643,416
Dividends declared	—	—	—	—	—	(1,510,082)	—	(1,510,082)
Stock-based compensation	—	—	—	—	279,875	—	—	279,875
Balance as of March 31, 2024	44,025	26,415	15,828,929	9,497,357	92,431,605	90,113,086	5,172,530	197,240,993
Issue of share capital	5,904	3,542	—	—	(3,542)	—	—	—
Conversion of preferred stock	(643)	(386)	643	386	—	—	—	—
Buyback of preferred stock	(229)	(137)	—	—	(2,144)	—	—	(2,281)
Net income	—	—	—	—	—	15,850,257	122,872	15,973,129
Exercise of options	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,507,710)	—	(1,507,710)
Stock-based compensation	—	—	—	—	297,368	—	—	297,368
Balance as of June 30, 2024	49,057	$29,434	15,829,572	$9,497,743	$92,723,287	$104,455,633	$5,295,402	$212,001,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income attributable to Consolidated Water Co. Ltd. stockholders	$9,887,234	$22,324,605
Income from continuing operations attributable to non-controlling interests	294,805	291,940
Net income	10,182,039	22,616,545
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land and project documentation	—	(12,134,766)
Foreign currency transaction adjustment - discontinued operations	248	2,794
Loss from discontinued operations	215,389	991,192
Depreciation and amortization	3,400,039	3,342,337
Deferred income tax benefit	(237,687)	(147,705)
Provision for credit losses	405,533	234,632
Amortization of operating lease right-of-use assets	313,854	318,259
Compensation expense relating to stock and stock option grants	695,411	577,243
Loss (gain) on asset dispositions and impairments, net	(60,452)	3,130
Equity in earnings of affiliates	(82,753)	(126,363)
Distribution of earnings from OC-BVI	272,700	227,250

Change in:
Accounts receivable	(2,752,672)	(1,672,589)
Contract assets	(1,288,787)	16,139,277
Inventory	2,204,575	1,154,663
Prepaid expenses and other assets	1,425,094	1,192,867
Accounts payable, accrued expenses and other current liabilities	3,074,188	(3,503,626)
Accrued compensation	(527,635)	(400,677)
Contract liabilities	3,772,012	(526,613)
Operating lease liabilities	(316,457)	(320,861)
Deferred revenue	250,677	(69,940)
Net cash provided by operating activities - continuing operations	20,945,316	27,897,049
Net cash used in operating activities - discontinued operations	(422,311)	(991,158)
Net cash provided by operating activities	20,523,005	26,905,891

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(4,215,997)	(1,725,153)
Proceeds from asset dispositions	38,986	3,000
Proceeds from Mexico settlement agreement	—	31,959,685
Net cash provided by (used in) investing activities - continuing operations	(4,177,011)	30,237,532
Net cash provided by investing activities - discontinued operations	—	1,301,979
Net cash provided by (used in) investing activities	(4,177,011)	31,539,511

Cash flows from financing activities
Dividends paid to common shareholders	(3,494,871)	(3,022,388)
Dividends paid to preferred shareholders	(9,331)	(8,390)
Buyback of redeemable preferred stock	(11,710)	(5,171)
Proceeds received from exercise of stock options	23,670	—
Principal repayments on long-term debt	(74,141)	(97,324)
Net cash used in financing activities	(3,566,383)	(3,133,273)
Net increase in cash and cash equivalents	12,779,611	55,312,129
Cash and cash equivalents at beginning of period	99,350,121	42,621,898
Cash and cash equivalents at beginning of period - discontinued operations	127,859	91,283
Less: cash and cash equivalents at end of period - discontinued operations	(10,992)	(1,355,104)
Cash and cash equivalents at end of period	$112,246,599	$96,670,206

Non-cash transactions:
Dividends declared but not paid	$2,235,314	$1,508,470
Transfers from inventory to property, plant and equipment and construction in progress	$289,589	$375,274
Transfers from construction in progress to property, plant and equipment	$2,251,146	$648,585
Right-of-use assets obtained in exchange for new operating lease liabilities	$412,308	$1,604,702
Transfers from prepaid expenses to property, plant and equipment	$509,333	$67,136
Expenditures for construction in progress not yet paid	$663,787	$—

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

Net foreign currency gains arising from transactions and re-measurements were $16,345 and $16,602 for the three months ended June 30, 2025 and 2024, respectively, and $45,987 and $40,799 for the six months ended June 30, 2025 and 2024 are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and certificates of deposit at banks with original maturities of three months or less. Cash and cash equivalents as of June 30, 2025 and December 31, 2024 include approximately $16.9 million and $5.2 million, respectively, of certificates of deposits with original maturities of three months or less.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances held in The Bahamas as of June 30, 2025 and December 31, 2024 were approximately $14.2 million and $7.7 million, respectively.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Retail revenue	$8,638,026	$8,181,884	$18,049,368	$16,806,822
Bulk revenue	8,274,816	8,447,958	16,686,532	16,790,052
Services revenue	11,448,202	11,922,469	21,526,470	29,340,080
Manufacturing revenue	5,230,035	3,926,847	11,044,094	9,231,594
Total revenue	$33,591,079	$32,479,158	$67,306,464	$72,168,548

Services revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Construction revenue	$2,825,935	$4,004,072	$5,044,167	$13,381,536
Operations and maintenance revenue	8,255,408	7,068,922	15,980,704	14,168,275
Design and consulting revenue	366,859	849,475	501,599	1,790,269
Total services revenue	$11,448,202	$11,922,469	$21,526,470	$29,340,080

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

Kalaeloa Desalco has signed a contract with the Honolulu Board of Water Supply pursuant to which it is presently designing and expects to construct and operate a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii.

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

For the three months ended June 30, 2025 and 2024, the Company recognized $3,104,731 and $3,988,174, respectively, of its services revenue from the transfer of goods or services to customers over time. The remaining services revenue of $8,343,472 and $7,934,295, respectively, was recognized from the transfer of goods or services to customers when invoiced. For the six months ended June 30, 2025 and 2024, the Company recognized $5,284,992 and $13,385,268, respectively, of its services revenue from the transfer of goods or services to customers over time. The remaining services revenue of $16,241,478 and $15,954,812, respectively, was recognized from the transfer of goods or services to customers when invoiced. For the three and six months ended June 30, 2025 and 2024, the Company recognized all of its manufacturing revenue from the transfer of goods or services to customers over time.

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	June 30,	December 31,
	2025	2024
Revenue recognized to date on contracts in progress	$112,905,596	$114,590,991
Amounts billed to date on contracts in progress	(122,213,705)	(121,833,354)
Retainage	2,168,473	2,585,952
Net contract liability	$(7,139,636)	$(4,656,411)

The above net balances are reflected in the accompanying condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2025	2024
Contract assets	$5,759,030	$4,470,243
Contract liabilities	(12,898,666)	(9,126,654)
Net contract liability	$(7,139,636)	$(4,656,411)

During the three and six months ended June 30, 2025, the Company adjusted prior period estimates of the total contract costs for a few of its contracts. These changes in accounting estimates resulted in an increase in the services and manufacturing segment’s income from operations by $167,904 and $445,150, respectively, for both the three and six months ended June 30, 2025. The impact to the Company’s consolidated net income was $450,619 for both the three and six months ended June 30, 2025. These adjustments increased basic and diluted earnings per share by $0.03 for both the three and six months ended June 30, 2025.

As of June 30, 2025, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $143.1 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $12.1 million during the remainder of the year ending December 31, 2025 and approximately $131.0 million thereafter. In addition, the Company recognized revenue of approximately $3.8 million for the six months ended June 30, 2025, that was included in the contract liability balance as of December 31, 2024.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Comparative amounts: Revenue of $679,462 and $853,262 for the three and six months ended June 30, 2024, respectively, presented in the services segment as design and consulting revenue in the financial statements previously issued for 2024 has been reclassified to construction revenue in the services segment information for 2024 provided herein to conform to the current period’s presentation. Such reclassifications had no effect on consolidated or services segment revenue, gross profit, operating income or net income.

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

Frederick W. McTaggart, Chief Executive Officer and President, is the Company’s chief operating decision maker (“CODM”).

For the retail, bulk, services, and manufacturing segments, the CODM uses revenue, gross profit, and income before income taxes to assess segment performance and in deciding the allocation of resources to each segment. The CODM considers actual versus budget and current period versus prior period variances on a monthly, quarterly, and annual basis for each of these financial measures. The CODM also considers variances from the budget and the prior period for major corporate expenses (such as employee costs, insurance and professional fees) when making decisions regarding capital and resource allocation.

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

The Company’s income statements by segment are presented below.

	Three Months Ended June 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$8,638,026	$8,274,816	$11,448,202	$5,230,035	$—	$33,591,079
Cost of revenue	3,775,758	5,738,907	8,056,883	3,187,546	—	20,759,094
Gross profit	4,862,268	2,535,909	3,391,319	2,042,489	—	12,831,985
General and administrative expenses	985,617	394,750	1,993,042	530,552	3,676,277	7,580,238
Gain on asset dispositions and impairments, net	840	—	31,177	—	—	32,017
Income (loss) from operations	3,877,491	2,141,159	1,429,454	1,511,937	(3,676,277)	5,283,764
Interest income	45,049	227,470	261,335	1	223,133	756,988
Interest expense	—	—	(1,185)	—	—	(1,185)
Income (loss) from affiliates	—	—	—	(259)	52,538	52,279
Other	7,395	6,942	(1,996)	90	(331)	12,100
Other income (loss), net	52,444	234,412	258,154	(168)	275,340	820,182
Income (loss) before income taxes	3,929,935	2,375,571	1,687,608	1,511,769	(3,400,937)	6,103,946
Provision for income taxes	—	—	414,180	381,627	—	795,807
Net income (loss) from continuing operations	3,929,935	2,375,571	1,273,428	1,130,142	(3,400,937)	5,308,139
Income from continuing operations attributable to non-controlling interests	—	129,378	—	—	—	129,378
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$3,929,935	$2,246,193	$1,273,428	$1,130,142	$(3,400,937)	5,178,761
Net loss from discontinued operations						(82,556)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$5,096,205

	Three Months Ended June 30, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$8,181,884	$8,447,958	$11,922,469	$3,926,847	$—	$32,479,158
Cost of revenue	3,670,133	6,097,460	8,458,537	2,632,814	—	20,858,944
Gross profit	4,511,751	2,350,498	3,463,932	1,294,033	—	11,620,214
General and administrative expenses	781,706	363,268	1,196,624	667,586	3,597,110	6,606,294
Gain (loss) on asset dispositions and impairments, net	(6,130)	—	3,000	—	—	(3,130)
Income (loss) from operations	3,723,915	1,987,230	2,270,308	626,447	(3,597,110)	5,010,790
Interest income	50,825	213,393	116,623	1	12	380,854
Interest expense	(31,123)	—	(2,315)	—	—	(33,438)
Income from affiliate	—	—	—	—	48,797	48,797
Other	15,680	6,468	10	116	(61)	22,213
Other income, net	35,382	219,861	114,318	117	48,748	418,426
Income (loss) before income taxes	3,759,297	2,207,091	2,384,626	626,564	(3,548,362)	5,429,216
Provision for income taxes	—	—	593,438	144,752	325,743	1,063,933
Net income (loss) from continuing operations	3,759,297	2,207,091	1,791,188	481,812	(3,874,105)	4,365,283
Income from continuing operations attributable to non-controlling interests	—	122,872	—	—	—	122,872
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$3,759,297	$2,084,219	$1,791,188	$481,812	$(3,874,105)	4,242,411
Net income from discontinued operations						11,607,846
Net income attributable to Consolidated Water Co. Ltd. stockholders						$15,850,257

The Company’s cost of revenue consists of:

	Three Months Ended June 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$3,633,272	$2,435,559	$—	$6,068,831
Employee costs	761,403	518,088	4,160,205	608,921	—	6,048,617
Electricity	1,156,000	1,064,256	35,329	11,561	—	2,267,146
Fuel oil	—	1,842,264	—	—	—	1,842,264
Depreciation	621,297	692,319	93,095	36,455	—	1,443,166
Maintenance	320,220	637,300	78,677	67,403	—	1,103,600
Insurance	174,656	405,169	21,278	—	—	601,103
Retail license royalties	553,400	—	—	—	—	553,400
Other	188,782	579,511	35,027	27,647	—	830,967
	$3,775,758	$5,738,907	$8,056,883	$3,187,546	$—	$20,759,094

	Three Months Ended June 30, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$4,114,343	$2,011,212	$—	$6,125,555
Employee costs	777,318	548,543	4,027,895	449,931	—	5,803,687
Electricity	1,198,550	938,410	72,108	7,050	—	2,216,118
Fuel oil	—	2,211,300	—	—	—	2,211,300
Depreciation	605,982	665,226	93,140	39,499	—	1,403,847
Maintenance	201,980	661,485	102,797	101,182	—	1,067,444
Insurance	170,591	420,760	8,802	—	—	600,153
Retail license royalties	514,905	—	—	—	—	514,905
Other	200,807	651,736	39,452	23,940	—	915,935
	$3,670,133	$6,097,460	$8,458,537	$2,632,814	$—	$20,858,944

Other cost of revenue segment expenses above primarily include chemicals and other supplies, government fees and licenses, and freight costs.

The Company’s general and administrative expenses consist of:

	Three Months Ended June 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$390,735	$90,072	$1,290,094	$297,007	$2,089,738	$4,157,646
Professional fees	12,287	19,587	176,093	24,152	621,134	853,253
Insurance	104,977	96,818	34,225	74,751	221,051	531,822
Depreciation and amortization	10,268	5,091	161,104	26,059	16,967	219,489
Other	467,350	183,182	331,526	108,583	727,387	1,818,028
	$985,617	$394,750	$1,993,042	$530,552	$3,676,277	$7,580,238

	Three Months Ended June 30, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$375,685	$89,501	$640,120	$332,125	$2,054,819	$3,492,250
Professional fees	23,282	24,870	160,708	32,032	566,320	807,212
Insurance	95,554	93,529	59,474	54,025	213,629	516,211
Depreciation and amortization	8,566	6,662	158,408	25,907	19,410	218,953
Other	278,619	148,706	177,914	223,497	742,932	1,571,668
	$781,706	$363,268	$1,196,624	$667,586	$3,597,110	$6,606,294

Other general and administrative segment expenses primarily include Board of Directors fees and expenses, maintenance, office rent, amortization of intangible assets, and investor relations costs.

	Six Months Ended June 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$18,049,368	$16,686,532	$21,526,470	$11,044,094	$—	$67,306,464
Cost of revenue	7,481,821	11,322,996	16,118,760	7,244,615	—	42,168,192
Gross profit	10,567,547	5,363,536	5,407,710	3,799,479	—	25,138,272
General and administrative expenses	1,774,429	740,831	4,188,380	1,194,630	7,405,927	15,304,197
Gain on asset dispositions and impairments, net	30,816	—	29,636	—	—	60,452
Income (loss) from operations	8,823,934	4,622,705	1,248,966	2,604,849	(7,405,927)	9,894,527
Interest income	77,915	431,573	404,654	2	459,438	1,373,582
Interest expense	—	—	(2,713)	—	—	(2,713)
Income (loss) from affiliates	—	—	—	(34,263)	117,016	82,753
Other	35,703	21,875	(1,960)	164	(331)	55,451
Other income (loss), net	113,618	453,448	399,981	(34,097)	576,123	1,509,073
Income (loss) before income taxes	8,937,552	5,076,153	1,648,947	2,570,752	(6,829,804)	11,403,600
Provision for income taxes	—	—	378,287	627,637	—	1,005,924
Net income (loss) from continuing operations	8,937,552	5,076,153	1,270,660	1,943,115	(6,829,804)	10,397,676
Income from continuing operations attributable to non-controlling interests	—	294,805	—	—	—	294,805
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$8,937,552	$4,781,348	$1,270,660	$1,943,115	$(6,829,804)	10,102,871
Net loss from discontinued operations						(215,637)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$9,887,234

	Six Months Ended June 30, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$16,806,822	$16,790,052	$29,340,080	$9,231,594	$—	$72,168,548
Cost of revenue	7,221,477	11,662,718	21,127,476	6,658,640	—	46,670,311
Gross profit	9,585,345	5,127,334	8,212,604	2,572,954	—	25,498,237
General and administrative expenses	1,548,404	707,409	2,794,478	1,185,288	6,934,744	13,170,323
Gain (loss) on asset dispositions and impairments, net	(6,130)	—	3,000	—	—	(3,130)
Income (loss) from operations	8,030,811	4,419,925	5,421,126	1,387,666	(6,934,744)	12,324,784
Interest income	107,417	417,713	189,827	2	37	714,996
Interest expense	(62,246)	—	(4,693)	—	—	(66,939)
Income from affiliate	—	—	—	—	126,363	126,363
Other	36,278	12,428	611	11,776	1,097	62,190
Other income, net	81,449	430,141	185,745	11,778	127,497	836,610
Income (loss) before income taxes	8,112,260	4,850,066	5,606,871	1,399,444	(6,807,247)	13,161,394
Provision for income taxes	—	—	1,371,724	313,905	—	1,685,629
Net income (loss) from continuing operations	8,112,260	4,850,066	4,235,147	1,085,539	(6,807,247)	11,475,765
Income from continuing operations attributable to non-controlling interests	—	291,940	—	—	—	291,940
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$8,112,260	$4,558,126	$4,235,147	$1,085,539	$(6,807,247)	11,183,825
Net income from discontinued operations						11,140,780
Net income attributable to Consolidated Water Co. Ltd. stockholders						$22,324,605

The Company’s cost of revenue consists of:

	Six Months Ended June 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$7,090,674	$5,719,701	$—	$12,810,375
Employee costs	1,519,271	1,061,388	8,430,568	1,198,142	—	12,209,369
Electricity	2,329,586	2,107,642	68,356	22,364	—	4,527,948
Fuel oil	—	3,662,320	—	—	—	3,662,320
Depreciation	1,235,181	1,381,835	183,693	75,317	—	2,876,026
Maintenance	540,845	1,038,942	206,194	167,358	—	1,953,339
Insurance	346,190	856,776	47,562	—	—	1,250,528
Retail license royalties	1,151,486	—	—	—	—	1,151,486
Other	359,262	1,214,093	91,713	61,733	—	1,726,801
	$7,481,821	$11,322,996	$16,118,760	$7,244,615	$—	$42,168,192

	Six Months Ended June 30, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$12,014,193	$5,308,526	$—	$17,322,719
Employee costs	1,454,175	1,042,954	8,484,585	1,024,296	—	12,006,010
Electricity	2,460,800	1,838,842	144,801	16,163	—	4,460,606
Fuel oil	—	4,320,973	—	—	—	4,320,973
Depreciation	1,216,727	1,329,901	185,778	79,693	—	2,812,099
Maintenance	384,974	1,065,151	211,094	168,342	—	1,829,561
Insurance	340,640	818,701	13,784	—	—	1,173,125
Retail license royalties	1,037,089	—	—	—	—	1,037,089
Other	327,072	1,246,196	73,241	61,620	—	1,708,129
	$7,221,477	$11,662,718	$21,127,476	$6,658,640	$—	$46,670,311

Other cost of revenue segment expenses above primarily include chemicals and other supplies, government fees and licenses, and freight costs.

The Company’s general and administrative expenses consist of:

	Six Months Ended June 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$771,595	$178,881	$2,292,473	$638,567	$4,263,025	$8,144,541
Professional fees	27,449	40,852	516,093	91,714	1,245,824	1,921,932
Insurance	208,848	193,827	71,325	159,560	436,000	1,069,560
Depreciation and amortization	20,848	10,418	316,795	52,238	34,038	434,337
Other	745,689	316,853	991,694	252,551	1,427,040	3,733,827
	$1,774,429	$740,831	$4,188,380	$1,194,630	$7,405,927	$15,304,197

	Six Months Ended June 30, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$736,582	$175,072	$1,574,261	$612,746	$4,023,575	$7,122,236
Professional fees	45,482	41,299	248,995	35,362	1,013,579	1,384,717
Insurance	186,537	185,302	115,702	114,419	418,317	1,020,277
Depreciation and amortization	17,842	13,477	317,522	51,862	39,859	440,562
Other	561,961	292,259	537,998	370,899	1,439,414	3,202,531
	$1,548,404	$707,409	$2,794,478	$1,185,288	$6,934,744	$13,170,323

Other general and administrative segment expenses primarily include Board of Directors fees and expenses, maintenance, office rent, amortization of intangible assets, and investor relations costs.

The Company’s segment assets are presented below.

	As of June 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Cash and cash equivalents	$18,763,280	$21,590,270	$43,238,326	$3,954,149	$24,700,574	$112,246,599
Accounts receivable, net	$3,197,475	$29,376,750	$6,881,648	$2,495,925	$584	$41,952,382
Inventory, current and non-current	$3,537,711	$5,059,756	$1,073,194	$2,134,486	$—	$11,805,147
Contract assets	$—	$—	$564,834	$5,194,196	$—	$5,759,030
Property, plant and equipment, net	$32,462,450	$17,683,255	$1,687,013	$1,739,503	$174,576	$53,746,797
Construction in progress	$822,163	$3,196,962	$—	$2,503,811	$—	$6,522,936
Intangibles, net	$—	$—	$1,847,518	$521,111	$—	$2,368,629
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$—	$12,861,404
Total segment assets	$61,553,364	$79,833,925	$66,788,163	$20,904,696	$28,299,795	$257,379,943
Assets of discontinued operations						$123,625
Total assets						$257,503,568

	As of December 31, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Cash and cash equivalents	$19,167,484	$13,339,206	$34,181,902	$4,768,376	$27,893,153	$99,350,121
Accounts receivable, net	$3,223,190	$28,807,257	$6,593,276	$946,846	$10,413	$39,580,982
Inventory, current and non-current	$3,437,771	$4,865,117	$167,856	$5,828,567	$—	$14,299,311
Contract assets	$—	$—	$1,204,522	$3,265,721	$—	$4,470,243
Property, plant and equipment, net	$31,689,586	$18,093,155	$858,352	$1,601,501	$189,688	$52,432,282
Construction in progress	$1,951,559	$2,480,999	$—	$711,159	$—	$5,143,717
Intangibles, net	$—	$—	$2,129,037	$567,778	$—	$2,696,815
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$—	$12,861,404
Total segment assets	$62,994,011	$71,743,161	$56,792,772	$20,095,648	$31,415,104	$243,040,696
Assets of discontinued operations						$272,485
Total assets						$243,313,181

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$5,178,761	$4,242,411	$10,102,871	$11,183,825
Less: preferred stock dividends	(6,978)	(4,660)	(11,469)	(8,843)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	5,171,783	4,237,751	10,091,402	11,174,982
Income (loss) from discontinued operations	(82,556)	11,607,846	(215,637)	11,140,780
Net income available to common shares in the determination of basic earnings per common share	$5,089,227	$15,845,597	$9,875,765	$22,315,762

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,916,685	15,829,120	15,916,278	15,829,024
Plus:
Weighted average number of preferred shares outstanding during the period	42,510	44,176	42,114	44,178
Potential dilutive effect of unexercised options and unvested stock grants	85,116	110,375	85,140	110,952
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	16,044,311	15,983,671	16,043,532	15,984,154

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

In November 2015, the State of Baja California (the “State”) officially commenced a public tender for the Project, and in June 2016 a consortium comprised of NSC and two other parties was selected by the State as the winner of the tender process for the Project. NSC subsequently formed AdR to pursue the completion of the Project.

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

In May 2024, the Company, through CW-Cooperatief, NSC, and AdR, entered into a settlement agreement (the “Settlement Agreement”) with the State and Banco Nacional de Obras y Servicios Públicos, S.N.C., as trustee under the trust agreement for the trust named Fondo Nacional de Infraestructura (the “Trust”). Under the Settlement Agreement, CW-Cooperatief requested that ICSID discontinue the arbitration and on May 31, 2024, ICSID issued an order discontinuing the arbitration. Pursuant to the Settlement Agreement, the Trust purchased the 20.1 hectares of land on which the Project’s plant was to be constructed, including related rights of way (the “Land”), on an “as-is” basis, from NSC for MXN$596,144,000. The sale of the Land to the Trust was closed on June 14, 2024 at which time the MXN$596,144,000 was paid to the Company and converted at the prevailing exchange rate on that date into US$31,959,685.

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

Summarized financial information for the discontinued Mexico project development operation is as follows:

	June 30,	December 31,
	2025	2024
Cash	$10,992	$127,859
Prepaid expenses and other current assets	112,633	144,626
Total assets of discontinued operations	$123,625	$272,485

Total liabilities of discontinued operations	$271,078	$509,745

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$—
Loss from discontinued operations	$(82,556)	$(526,920)	$(215,637)	$(993,986)
Gain on sale of land and project documentation	$—	$12,134,766	$—	$12,134,766
Depreciation expense	$—	$—	$—	$—

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	June 30,	December 31,
	2025	2024
ASSETS
Current
Prepaid expenses and other current assets	$91,128	$41,801
Noncurrent
Operating lease right-of-use assets	3,240,112	3,190,985
Total lease right-of-use assets	$3,331,240	$3,232,786

LIABILITIES
Current
Current maturities of operating leases	$681,140	$634,947
Noncurrent
Noncurrent operating leases	2,680,470	2,630,812
Total lease liabilities	$3,361,610	$3,265,759

Weighted average remaining lease term:
Operating leases	4.7 years	5.0 years

Weighted average discount rate:
Operating leases	6.55%	6.56%

The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$219,578	$214,730	$427,133	$420,602
Short-term lease costs	100,303	47,415	199,328	117,124
Lease costs - discontinued operations	1,921	12,022	4,618	24,142
Total lease costs	$321,802	$274,167	$631,079	$561,868

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$453,172	$455,149

Future lease payments relating to the Company’s operating lease liabilities from continuing operations as of June 30, 2025 were as follows:

Years ending December 31,	Total
2025	$437,109
2026	857,386
2027	829,315
2028	848,446
2029	557,491
Thereafter	392,432
Total future lease payments	3,922,179
Less: imputed interest	(560,569)
Total lease obligations	3,361,610
Less: current obligations	(681,140)
Noncurrent lease obligations	$2,680,470

7. Fair value

As of June 30, 2025 and December 31, 2024, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

As of June 30, 2025 and December 31, 2024, the Company does not have assets and liabilities measured at fair value to present in the fair value hierarchy.

8. Commitments and contingencies

Cayman Water

The Company sells water through its Cayman Water retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2025 and 2024, the Company generated approximately 26% and 25%, respectively, of its consolidated revenue and 38% and 39%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2025 and 2024, the Company generated approximately 27% and 23%, respectively, of its consolidated revenue and 42% and 38%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the 1990 license expired on January 31, 2018. From that date until February 18, 2025, the Company continued to operate under the terms of the 1990 license, treating such terms as operative notwithstanding the expiration of the express extension. The Company continues to pay the royalty of 7.5% of the revenue that Cayman Water collects as required under the 1990 license.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”) and in April 2017 passed supplemental legislation which transferred responsibility for the economic regulation of the water utility sector and the negotiations with the Company for a new retail license to OfReg.

Under the new regulatory legislation passed in October 2016, Cayman Water was required to first be granted a concession by the government before obtaining a new (or renewing the old) retail operating license. On February 18, 2025, Cayman Water received a new concession from the government that authorizes and maintains the terms of the 1990 license until a new license from OfReg is negotiated and enacted. Negotiations between Cayman Water and OfReg for the new license remain on-going.

The Company has been informed during its retail license negotiations, both by OfReg and its predecessor in these negotiations, that they seek to restructure the terms of its license in a manner that could significantly reduce the operating income and cash flows the Company has historically generated from its retail license. The Company is presently unable to determine what impact the resolution of its retail license negotiations will have on its consolidated financial condition, results of operations or cash flows but such resolution could result in a material reduction (or the loss) of the operating income and cash flows the Company has historically generated from Cayman Water’s retail operations and could require the Company to record impairment losses to reduce the carrying values of its retail segment assets. Such impairment losses could have a material adverse impact on the Company’s consolidated financial condition and results of operations.

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $29.3 million and $28.4 million as of June 30, 2025 and December 31, 2024, respectively. Approximately 81% of the accounts receivable balances were delinquent as of those dates, respectively.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has not provided a material allowance for credit losses for its accounts receivable from the WSC as of June 30, 2025.

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

CW-Bahamas Supply Guarantees

The contracts to supply water to the WSC from its Blue Hills and Windsor plants require CW-Bahamas to guarantee delivery of a minimum quantity of water per week. If the WSC requires the water and CW-Bahamas does not meet this minimum, CW-Bahamas is required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that the WSC is currently paying CW-Bahamas under the contract. The Blue Hills contract expires in 2032 and requires CW-Bahamas to deliver 63.0 million gallons of water each week. The Windsor contract expires in 2033 and requires CW-Bahamas to deliver 16.8 million gallons of water each week. CW-Bahamas has been in compliance with the supply guarantees under these contracts for all periods since the inception of the contracts.

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

9. Impact of recent accounting standards

Adoption of new accounting standards:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU became effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Construction and Manufacturing Contract Revenue Recognition

We design, construct, and sell desalination infrastructure through DesalCo, which serves customers in the Cayman Islands, The Bahamas, and the British Virgin Islands. We design, construct, and sell wastewater, water reuse, and water production infrastructure in the United States through PERC and Kalaeloa Desalco. Aerex is a custom and specialty manufacturer in the United States of water-related systems and products applicable to commercial, municipal and industrial water production and treatment.

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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

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

In November 2015, the State of Baja California (the “State”) officially commenced a public tender for the Project, and in June 2016 a consortium comprised of NSC and two other parties was selected by the State as the winner of the tender process for the Project. NSC subsequently formed AdR to pursue the completion of the Project.

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

In May 2024, we, through CW-Cooperatief, NSC, and AdR, entered into a settlement agreement (the “Settlement Agreement”) with the State and Banco Nacional de Obras y Servicios Públicos, S.N.C., as trustee under the trust agreement for the trust named Fondo Nacional de Infraestructura (the “Trust”). Under the Settlement Agreement, CW-Cooperatief requested that ICSID discontinue the arbitration and on May 31, 2024, ICSID issued an order discontinuing the arbitration. Pursuant to the Settlement Agreement, the Trust purchased the 20.1 hectares of land on which the Project’s plant was to be constructed, including related rights of way (the “Land”), on an “as-is” basis, from NSC for MXN$596,144,000. The sale of the Land to the Trust was closed on June 14, 2024 at which time the MXN$596,144,000 was paid to us and converted at the prevailing exchange rate on that date into US$31,959,685.

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

Our net loss from discontinued operations for the three months ended June 30, 2025 was ($82,556). We generated net income from discontinued operations of $11,607,846 for the three months ended June 30, 2024 as a result of the Settlement Agreement discussed previously.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2025 was $5,096,205 ($0.32 per share on a fully diluted basis), as compared to net income of $15,850,257 ($0.99 per share on a fully diluted basis) for 2024.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2025 was $5,178,761 ($0.32 per share on a fully diluted basis), as compared to net income from continuing operations of $4,242,411 ($0.26 per share on a fully diluted basis) for 2024.

Revenue for 2025 increased to $33,591,079 from $32,479,158 in 2024, as a result of revenue increases in the retail and manufacturing segments. These increases were partially offset by a decline in revenue for both the services and bulk segments. Gross profit for 2025 was $12,831,985 (38% of total revenue) as compared to $11,620,214 (36% of total revenue) for 2024. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $7,580,238 for 2025 as compared to $6,606,294 for 2024. The increase in G&A expenses for 2025 arises principally from incremental (i) employee costs of $665,396 attributable to new hires and salary increases; and (ii) information technology expenses of $141,592 resulting from the in-process implementation of a new billing system for our retail operations.

Other income, net, increased to $820,182 for 2025 as compared to $418,426 for 2024 primarily due to approximately $376,000 of additional interest income resulting from additional interest earned on higher balances of interest earning assets.

Results by Segment

Retail Segment:

The retail segment generated $3,877,491 in income from operations for 2025 as compared to $3,723,917 for 2024.

Revenue generated by retail water operations increased to $8,638,026 in 2025 from $8,181,884 in 2024 due to a 7% increase in the volume of water sold. We believe significantly lower rainfall amounts on Grand Cayman in 2025 as compared to 2024 was the principal reason for the increase in the volume of water sold in 2025.

As a result of the revenue increase, retail segment gross profit increased in both total dollars and as a percentage of revenue to $4,862,268 (56% of retail revenue) for 2025 from $4,511,751 (55% of retail revenue) for 2024.

Retail G&A expenses increased to $985,617 for 2025 compared to $781,706 for 2024 principally due to information technology expenses of $141,592 resulting from the in-process implementation of a new billing system.

Bulk Segment:

The bulk segment generated $2,141,159 and $1,987,230 in income from operations for 2025 and 2024, respectively.

Bulk segment revenue was $8,274,816 and $8,447,958 for 2025 and 2024, respectively. The decrease in bulk revenue from 2024 to 2025 resulted from lower diesel fuel prices, which decreased the pass-through energy component of CW-Bahamas’ rates.

Gross profit for our bulk segment increased to $2,535,909 (31% of bulk revenue) for 2025 as compared to $2,350,498 (28% of bulk revenue) for 2024 due to improved plant efficiency and slight reductions in various operating expenses.

Bulk segment G&A expenses remained relatively consistent at $394,750 for 2025 as compared to $363,268 for 2024.

Services Segment:

The services segment generated $1,429,454 and $2,270,308 in income from operations for 2025 and 2024, respectively.

Services segment revenue decreased to $11,448,202 for 2025 from $11,922,469 for 2024. Construction revenue declined to $2,825,935 as compared to $4,004,072 for 2024 as a result of a $1.0 million decrease in revenue recognized for the Hawaii project due to the completion of the pilot plant testing phase of the project, which resulted in a decrease in project expenditures pending commencement of the construction phase of the project. Revenue generated under operations and maintenance contracts increased to $8,255,408 for 2025 as compared to $7,068,922 for 2024 as a result of incremental revenue generated by both PERC and REC. Design and consulting revenue decreased to $366,859 in 2025 from $849,475 in 2024.

Gross profit for the services segment decreased to $3,391,319 (30% of services revenue) in 2025 from $3,463,932 (29% of services revenue) in 2024 due to the overall decline in revenue. During 2025, we adjusted our previous estimate of the total costs to be incurred for one construction contract. This change in accounting estimate resulted in an increase in the services segment’s revenue, gross profit and income from operations of $167,904 for 2025 under the input method we use to account for construction contracts.

G&A expenses for the services segment increased to $1,993,042 for 2025 as compared to $1,196,624 for 2024 primarily due to incremental employee costs of $649,976 attributable to new hires and salary increases and a net increase of $108,286 in the provision for credit losses.

Manufacturing Segment:

The manufacturing segment contributed $1,511,937 and $626,447 to our income from operations in 2025 and 2024, respectively.

Manufacturing revenue increased to $5,230,035 from $3,926,847 for 2025 and 2024, respectively, due to increased production activity.

Manufacturing gross profit was $2,042,489 (39% of manufacturing revenue) for 2025 as compared to a gross profit of $1,294,033 (33% of manufacturing revenue) for 2024. The increase in manufacturing gross profit in dollars and as a percentage of revenue results from increased production activity and a higher margin product mix. In addition, during 2025 we adjusted our previous estimates of the total costs to be incurred for two manufacturing contracts. These changes in accounting estimates resulted in an increase in the manufacturing segment’s revenue, gross profit and income from operations of $445,150 for 2025 under the input method we use to account for manufacturing contracts.

G&A expenses for the manufacturing segment decreased slightly to $530,552 for 2025 as compared to $667,586 for 2024.

Corporate

Corporate G&A expenses remained relatively consistent at $3,676,277 for 2025 as compared to $3,597,110 for 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Discontinued Operations – Mexico Project Development

As discussed previously, on June 30, 2020 the State of Baja California cancelled its APP Contract with AdR for the Project. As a result of the cancellation of the Project, we discontinued all development activities associated with the Project, commenced marketing efforts to sell the land NSC purchased for the Project, and initiated international arbitration against the Government of Mexico to recover the costs we had incurred for the Project. In May 2024, we executed a Settlement Agreement with the State pursuant to which we discontinued the arbitration in exchange for the purchase by the State (i) of the land for the Project for MXN$596,144,000; and (ii) certain documentation for the Project for MXN$20,000,000. We received the proceeds from the sale of the land and documentation in June 2024.

We are presently in the process of legally terminating/dissolving CW-Cooperatief, NSC and AdR and will continue to incur expenses for these subsidiaries while such process is completed.

Our net loss from discontinued operations for the six months ended June 30, 2025 was ($215,637). We generated net income from discontinued operations of $11,140,780 for the six months ended June 30, 2024 as a result of the Settlement Agreement discussed previously.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2025 was $9,887,234 ($0.62 per share on a fully diluted basis), as compared to net income of $22,324,605 ($1.40 per share on a fully diluted basis) for 2024.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2025 was $10,102,871 ($0.63 per share on a fully diluted basis), as compared to net income from continuing operations of $11,183,825 ($0.70 per share on a fully diluted basis) for 2024.

Revenue for 2025 decreased to $67,306,464 from $72,168,548 in 2024. Increases in revenue for the retail and manufacturing segments were more than offset by a significant decrease in the services segment revenue. Gross profit for 2025 was $25,138,272 (37% of total revenue) as compared to $25,498,237 (35% of total revenue) for 2024. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

G&A expenses on a consolidated basis increased to $15,304,197 for 2025 as compared to $13,170,323 for 2024. The increase in G&A expenses for 2025 arises principally from (i) incremental legal costs and other professional fees totaling $537,215 (which includes $139,000 in costs related to a legal settlement); (ii) added employee costs of $1.0 million attributable to new hires, salary increases and a retirement payment of $158,000 made to a former executive; and (iii) a net increase of approximately $171,000 in the provision for credit losses.

Other income, net, increased to $1,509,073 for 2025 as compared to $836,610 for 2024 primarily due to approximately $659,000 of additional interest income resulting from additional interest earned on higher balances of interest earning assets.

Results by Segment

Retail Segment:

The retail segment generated $8,823,934 in income from operations for 2025 compared to $8,030,811 for 2024.

Revenue generated by our retail water operations increased to $18,049,368 in 2025 from $16,806,822 in 2024 due to a 10% increase in the volume of water sold. We believe significantly lower rainfall amounts in 2025 on Grand Cayman as compared to 2024 was the principal reason for the increase in the volume of water sold in 2025.

As a result of the revenue increase, retail segment gross profit increased in both total dollars and as a percentage of revenue to $10,567,547 (59% of retail revenue) for 2025 from $9,585,345 (57% of retail revenue) for 2024.

Retail G&A expenses increased to $1,774,429 for 2025 compared to $1,548,404 for 2024 due to approximately $142,000 incurred for the in-process implementation of a new billing system.

Bulk Segment:

The bulk segment generated $4,622,705 and $4,419,925 in income from operations for 2025 and 2024, respectively.

Bulk segment revenue was $16,686,532 and $16,790,052 for 2025 and 2024, respectively. The decrease in bulk revenue from 2024 to 2025 resulted from lower diesel fuel prices, which decreased the pass-through energy component of CW-Bahamas’ rates.

Gross profit for our bulk segment improved slightly to $5,363,536 (32% of bulk revenue) for 2025 as compared to $5,127,334 (31% of bulk revenue) for 2024, primarily as a result of improved plant efficiency and lower operating costs.

Bulk segment G&A expenses remained relatively consistent at $740,831 for 2025 as compared to $707,409 for 2024.

Services Segment:

The services segment generated $1,248,966 and $5,421,126 in income from operations for 2025 and 2024, respectively.

Services segment revenue decreased to $21,526,470 for 2025 from $29,340,080 for 2024. Construction revenue declined to $5,044,167 for 2025 as compared to $13,381,536 for 2024 primarily as a result of $6.2 million of additional revenue generated from PERC’s contract with Liberty Utilities and $1.1 million in additional revenue generated from the Red Gate contract in 2024. Such contracts were substantially completed in the second quarter of 2024. Construction revenue recognized on the Hawaii contract also declined by $2.1 million in 2025 due to the completion of the pilot plant testing phase of the project, which resulted in a decrease in project expenditures pending commencement of the construction phase of the project. These decreases in construction revenue were partially offset by construction revenue generated under new contracts. Revenue generated under operations and maintenance contracts increased to $15,980,704 for 2025 as compared to $14,168,275 for 2024 as a result of incremental revenue generated by both PERC and REC. Design and consulting revenue decreased to $501,599 in 2025 from $1,790,269 in 2024 due to the completion of a large consulting contract in December 2024 that generated $1.3 million in the six months ended June 30, 2024.

Gross profit for the services segment decreased to $5,407,710 (25% of services revenue) in 2025 from $8,212,604 (28% of services revenue) in 2024 due to the substantial decline in construction and design and consulting revenue. During 2025, we adjusted our previous estimate of the total costs to be incurred for one construction contract. This change in accounting estimate resulted in an increase in the services segment’s revenue, gross profit and income from operations of $167,904 for 2025 under the input method we use to account for construction contracts.

G&A expenses for the services segment increased to $4,188,380 for 2025 as compared to $2,794,478 for 2024 primarily due to an increase of $718,212 of added employee costs attributable to new hires, salary increases, incremental legal costs and other professional fees of $267,098 (which includes $139,000 in costs related to a legal settlement) and a net increase of approximately $291,000 in the provision for credit losses.

Manufacturing Segment:

The manufacturing segment contributed $2,604,849 and $1,387,666 to our income from operations in 2025 and 2024, respectively.

Manufacturing revenue increased to $11,044,094 in 2025 from $9,231,594 for 2024 due to increased production activity.

Manufacturing gross profit was $3,799,479 (34% of manufacturing revenue) for 2025 as compared to $2,572,954 (28% of manufacturing revenue) for 2024. The increase in manufacturing gross profit in dollars and as a percentage of revenue results from increased production activity and a higher margin product mix. In addition, during 2025 we adjusted our previous estimates of the total costs to be incurred for two manufacturing contracts. These changes in accounting estimates resulted in an increase in the manufacturing segment’s revenue, gross profit and income from operations of $445,150 for 2025 under the input method we use to account for manufacturing contracts.

G&A expenses for the manufacturing segment remained relatively consistent at $1,194,630 for 2025 as compared to $1,185,288 for 2024.

Corporate

Corporate G&A expenses increased to $7,405,927 for 2025 as compared to $6,934,744 for 2024 due to a retirement payment of approximately $158,000 made to a former executive and incremental legal, audit and other professional fees of approximately $232,000.

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as of June 30, 2025 as compared to December 31, 2024 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable increased by approximately $2.4 million primarily due to a $1.5 million increase in the manufacturing segment accounts receivable as well as an increase in the CW-Bahamas accounts receivable of approximately $876,000.

Current inventory decreased by approximately $2.8 million primarily due to a decrease of $3.7 million in Aerex’s inventory resulting from increased production activity, which was partially offset by an increase in PERC’s current inventory of approximately $905,000.

Prepaid expenses and other current assets decreased by approximately $1.6 million primarily due to the amortization of prepaid insurance premiums.

Contract assets increased by approximately $1.3 million primarily due to a $1.9 million increase in the manufacturing segment contract assets attributable to work started in the first quarter for one major client and an increase in PERC’s contract assets of approximately $419,000. These increases were partially offset by a decrease of approximately $1.1 million in DesalCo’s contract assets due to the collection of the final payment on the Red Gate plant.

Property, plant and equipment, net, increased by approximately $1.3 million primarily due to the expansion of the new West Bay plant in Cayman Islands as well as a specialized equipment truck purchased for the services segment.

Construction in progress increased by approximately $1.4 million primarily due to $1.8 million spent on the expansion of the Aerex manufacturing facility and $1.1 million spent on CW-Bahamas’ plant construction on Cat Island. These increases were offset by a reduction of $1.4 million due to the additional capitalization of the expansion of the West Bay plant.

Accounts payable, accrued expenses and other liabilities increased by approximately $3.7 million primarily due to $3.4 million increase in CW-Bahamas accounts payable.

Contract liabilities increased by $3.8 million primarily due to the Kalaeloa Desalco construction project.

LIQUIDITY AND CAPITAL RESOURCES

Certain transfers from our bank accounts in The Bahamas to our bank accounts in other countries require the approval of the Central Bank of The Bahamas.

The Cayman Islands does not have a tax treaty with the United States. Consequently, should we be required (or elect) to transfer any profits generated by our U.S. subsidiaries to our parent company in the Cayman Islands, we would be required to pay a withholding tax of 30% on the amount of any such funds transferred.

Liquidity Position

Our projected liquidity requirements for the balance of 2025 include capital expenditures for our existing operations of approximately $8.5 million, which includes approximately $1.5 million to be incurred during 2025 for a project in The Bahamas and $700,000 for the expansion of Aerex's manufacturing facility. We paid approximately $2.3 million for dividends in July 2025. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board.

As of June 30, 2025, we had cash and cash equivalents of $112.2 million and working capital of $137.4 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $29.3 million and $28.4 million as of June 30, 2025 and December 31, 2024, respectively. Approximately 81% of the accounts receivable balances were delinquent as of those dates, respectively. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of June 30, 2025.

We continue to be in frequent contact with officials of The Bahamas government, who continue to express their intention to significantly reduce CW-Bahamas accounts receivable balances in the near future. However, we are unable to determine when such reduction will occur.

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

Discussion of Cash Flows for the Six Months Ended June 30, 2025

Our cash and cash equivalents increased to $112,246,599 as of June 30, 2025 from $99,350,121 as of December 31, 2024.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $20,523,005. This net cash reflects the net income generated for the six months ended June 30, 2025 of $10,182,039 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $3,400,039, an increase in accounts receivable of $2,752,672, an increase in contract assets of $1,288,787, an increase in contract liabilities of $3,772,012 and an increase in accounts payable, accrued expenses and other current liabilities of $3,074,188.

Cash Flows from Investing Activities

Net cash used in our investing activities was $4,177,011 primarily for additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used by our financing activities was $3,566,383, almost all of which related to the payment of dividends.

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2025 and 2024, we generated approximately 26% and 25%, respectively, of our consolidated revenue and 38% and 39%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2025 and 2024, we generated approximately 27% and 23%, respectively, of our consolidated revenue and 42% and 38%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. From that date until February 18, 2025, we continued to operate under the terms of the 1990 license, treating such terms as operative notwithstanding the expiration of the express extension. We continued to pay a royalty of 7.5% of the revenue we collect as required under the 1990 license.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”) and in April 2017 passed supplemental legislation which transferred responsibility for economic regulation of the water utility sector and the negotiations with us for a new retail license to OfReg.

Under the new regulatory legislation passed in October 2016, Cayman Water was required to first be granted a concession by the government before obtaining a new (or renewing the old) retail operations license. On February 18, 2025, Cayman Water received a new concession from the government that authorizes and maintains the terms of the 1990 license until a new license from OfReg is negotiated and enacted. Negotiations between Cayman Water and OfReg for the new license remain on-going.

We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that they seek to restructure the terms of its license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license. We are presently unable to determine what impact the resolution of our retail license negotiations will have on our consolidated financial condition, results of operations, or cash flows but such resolution could result in a material reduction (or the loss) of the operating income and cash flows we have historically generated from our retail operations and could require us to record impairment losses to reduce the carrying values of our retail segment assets. Such impairment losses could have a material adverse impact on our consolidated financial condition and results of operations.

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

Adoption of New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU became effective on a prospective basis for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Dividends

●	On January 31, 2025, we paid a dividend of $0.11 to shareholders of record on January 2, 2025.
●	On April 30, 2025, we paid a dividend of $0.11 to shareholders of record on April 1, 2025.
●	On May 28, 2025, our Board declared a dividend of $0.14 payable on July 31, 2025 to shareholders of record on July 1, 2025.

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

While our operations and maintenance contracts are generally adjusted for inflation on an annual basis, such adjustment for many of these contracts is limited to 3% annually.

Kalaeloa Desalco has signed a contract with the Honolulu Board of Water Supply pursuant to which it is presently designing and expects to construct and operate a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii. Approximately 80% of the $147 million price for the construction of this plant is subject to adjustment based upon changes in inflation indices from the date the contract was signed to the date construction begins.

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

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended June 30, 2025 and 2024, we generated approximately 26% and 25%, respectively, of our consolidated revenue and 38% and 39%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the six months ended June 30, 2025 and 2024, we generated approximately 27% and 23%, respectively, of our consolidated revenue and 42% and 38%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

The 1990 license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the license expired on January 31, 2018. From that date through February 18, 2025, we continued to operate under the terms of the 1990 license, treating such terms as operative notwithstanding the expiration of the express extension. We continued to pay a royalty of 7.5% of the revenue we collected as required under the 1990 license.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”) and in April 2017 passed supplemental legislation which transferred responsibility for the economic regulation of the water utility sector and the negotiations with us for a new retail license to OfReg.

Under the new regulatory legislation passed in October 2016, Cayman Water was required to first be granted a concession by the government before obtaining a new (or renewing the old) retail operations license. On February 18, 2025, Cayman Water received a new concession from the government that authorizes and maintains the terms of the 1990 license until a new license from OfReg is negotiated and enacted. Negotiations between Cayman Water and OfReg for the new license remain on-going.

We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that they seek to restructure the terms of its license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license. We are presently unable to determine what impact the resolution of our retail license negotiations will have on our consolidated financial condition, results of operations or cash flows but such resolution could result in a material reduction (or the loss) of the operating income and cash flows we have historically generated from our retail operations and could require us to record impairment losses to reduce the carrying values of our retail segment assets. Such impairment losses could have a material adverse impact on our consolidated financial condition and results of operations.

Periodically, our Bahamas subsidiary experiences substantial delays in the collection of its accounts receivable. As a result, our Bahamas subsidiary could have insufficient liquidity to continue operations, and our consolidated financial results could be materially adversely affected.

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $29.3 million as of June 30, 2025. Approximately 81% of this June 30, 2025 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of June 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2025, we issued 8,534 shares of preferred stock to 136 employees for services rendered. This issuance of the preferred stock to 62 of these employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 as amended (the “Securities Act”), because the shares were issued outside of the United States to non-U.S. persons (as defined in Regulation S). This issuance of the preferred stock to the remaining 74 employees, who are U.S. persons, was exempt under Section 4(a)(2) of the Securities Act. These U.S. persons are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through their business relationship with us, to information about us.

In June 2025, we also issued 549 shares of preferred stock to eight employees pursuant to the exercise of stock options for cash at a price of $18.62 per share. This issuance of the preferred stock to the employees was exempt from registration under Regulation S promulgated under the Securities Act because the shares were issued outside of the United States to non-U.S. persons (as defined in Regulation S). The remaining four employees are U.S. persons and this issuance of such shares to them was exempt under Section 4(a)(2) of the Securities Act. The U.S. persons are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through the employee's business relationship with us, to information about us.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 11, 2025