Form 10-Q
period 2025-09-30
Consolidated Water Co. Ltd.
filed 2025-11-10
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, 15,931,336 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$123,554,648	$99,350,121
Accounts receivable, net	28,996,834	39,580,982
Inventory	4,564,029	8,960,350
Prepaid expenses and other current assets	5,965,382	5,112,183
Contract assets	6,731,861	4,470,243
Current assets of discontinued operations	136,928	272,485
Total current assets	169,949,682	157,746,364
Property, plant and equipment, net	55,553,056	52,432,282
Construction in progress	5,210,534	5,143,717
Inventory, noncurrent	5,597,052	5,338,961
Investment in affiliates	1,122,030	1,504,363
Goodwill	12,861,404	12,861,404
Intangible assets, net	2,204,536	2,696,815
Operating lease right-of-use assets	3,095,156	3,232,786
Other assets	1,641,202	2,356,489
Total assets	$257,234,652	$243,313,181

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$9,530,167	$9,057,179
Accrued compensation	3,569,948	3,336,946
Dividends payable	2,272,907	1,780,841
Current maturities of operating leases	667,074	634,947
Current portion of long-term debt	62,458	126,318
Contract liabilities	11,682,006	9,126,654
Deferred revenue	149,675	365,879
Current liabilities of discontinued operations	271,143	509,745
Total current liabilities	28,205,378	24,938,509
Long-term debt, noncurrent	34,753	70,320
Deferred tax liabilities	183,536	210,893
Noncurrent operating leases	2,457,151	2,630,812
Other liabilities	153,000	153,000
Total liabilities	31,033,818	28,003,534
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 39,794 and 44,004 shares, respectively	23,876	26,402
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 15,931,336 and 15,846,345 shares, respectively	9,558,802	9,507,807
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	94,729,766	93,550,905
Retained earnings	116,068,697	106,875,581
Total Consolidated Water Co. Ltd. stockholders' equity	220,381,141	209,960,695
Non-controlling interests	5,819,693	5,348,952
Total equity	226,200,834	215,309,647
Total liabilities and equity	$257,234,652	$243,313,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$35,118,706	$33,390,557	$102,425,170	$105,559,105
Cost of revenue	22,172,797	21,755,899	64,340,989	68,426,210
Gross profit	12,945,909	11,634,658	38,084,181	37,132,895
General and administrative expenses	7,218,722	6,955,969	22,522,919	20,126,292
Gain on asset dispositions, net	34,095	201,582	94,547	198,452
Income from operations	5,761,282	4,880,271	15,655,809	17,205,055

Other income (expense):
Interest income	637,532	626,801	2,011,114	1,341,797
Interest expense	(901)	(32,801)	(3,614)	(99,740)
Equity in the earnings of affiliates	80,314	73,620	163,067	199,983
Other	94,282	56,420	149,733	118,610
Other income, net	811,227	724,040	2,320,300	1,560,650
Income before income taxes	6,572,509	5,604,311	17,976,109	18,765,705
Provision for income taxes	827,009	490,209	1,832,933	2,175,838
Net income from continuing operations	5,745,500	5,114,102	16,143,176	16,589,867
Income from continuing operations attributable to non-controlling interests	175,936	156,784	470,741	448,724
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	5,569,564	4,957,318	15,672,435	16,141,143
Net income (loss) from discontinued operations	(37,220)	(502,854)	(252,857)	10,637,926
Net income attributable to Consolidated Water Co. Ltd. stockholders	$5,532,344	$4,454,464	$15,419,578	$26,779,069

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.35	$0.31	$0.98	$1.02
Discontinued operations	—	(0.03)	(0.01)	0.67
Basic earnings per share	$0.35	$0.28	$0.97	$1.69

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.34	$0.31	$0.97	$1.01
Discontinued operations	—	(0.03)	(0.01)	0.67
Diluted earnings per share	$0.34	$0.28	$0.96	$1.68

Dividends declared per common and redeemable preferred shares	$0.14	$0.11	$0.39	$0.30

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,924,851	15,833,715	15,919,167	15,830,599
Diluted earnings per share	16,054,557	15,989,601	16,047,312	15,986,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2024	44,004	$26,402	15,846,345	$9,507,807	$93,550,905	$106,875,581	$5,348,952	$215,309,647
Issue of share capital	—	—	66,764	40,058	(40,058)	—	—	—
Conversion of preferred stock	(2,486)	(1,492)	2,486	1,492	—	—	—	—
Buyback of preferred stock	(688)	(412)	—	—	(9,727)	—	—	(10,139)
Net income	—	—	—	—	—	4,791,029	165,427	4,956,456
Exercise of options	—	—	1,090	654	12,793	—	—	13,447
Dividends declared	—	—	—	—	—	(1,757,183)	—	(1,757,183)
Stock-based compensation	—	—	—	—	299,371	—	—	299,371
Balance as of March 31, 2025	40,830	24,498	15,916,685	9,550,011	93,813,284	109,909,427	5,514,379	218,811,599
Issue of share capital	8,534	5,120	—	—	(5,120)	—	—	—
Buyback of preferred stock	(69)	(41)	—	—	(1,530)	—	—	(1,571)
Net income	—	—	—	—	—	5,096,205	129,378	5,225,583
Exercise of options	549	329	—	—	9,894	—	—	10,223
Dividends declared	—	—	—	—	—	(2,234,434)	—	(2,234,434)
Stock-based compensation	—	—	—	—	396,040	—	—	396,040
Balance as of June 30, 2025	49,844	29,906	15,916,685	9,550,011	94,212,568	112,771,198	5,643,757	222,207,440
Issue of share capital	—	—	2,000	1,200	(1,200)	—	—	—
Conversion of preferred stock	(10,801)	(6,481)	10,801	6,481	—	—	—	—
Buyback of preferred stock	(720)	(432)	—	—	(12,591)	—	—	(13,023)
Net income	—	—	—	—	—	5,532,344	175,936	5,708,280
Exercise of options	1,471	883	1,850	1,110	48,442	—	—	50,435
Dividends declared	—	—	—	—	—	(2,234,845)	—	(2,234,845)
Stock-based compensation	—	—	—	—	482,547	—	—	482,547
Balance as of September 30, 2025	39,794	$23,876	15,931,336	$9,558,802	$94,729,766	$116,068,697	$5,819,693	$226,200,834

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2023	44,297	$26,578	15,771,545	$9,462,927	$92,188,887	$85,148,820	$5,003,462	$191,830,674
Issue of share capital	—	—	57,384	34,430	(34,430)	—	—	—
Buyback of preferred stock	(272)	(163)	—	—	(2,727)	—	—	(2,890)
Net income	—	—	—	—	—	6,474,348	169,068	6,643,416
Dividends declared	—	—	—	—	—	(1,510,082)	—	(1,510,082)
Stock-based compensation	—	—	—	—	279,875	—	—	279,875
Balance as of March 31, 2024	44,025	26,415	15,828,929	9,497,357	92,431,605	90,113,086	5,172,530	197,240,993
Issue of share capital	5,904	3,542	—	—	(3,542)	—	—	—
Conversion of preferred stock	(643)	(386)	643	386	—	—	—	—
Buyback of preferred stock	(229)	(137)	—	—	(2,144)	—	—	(2,281)
Net income	—	—	—	—	—	15,850,257	122,872	15,973,129
Dividends declared	—	—	—	—	—	(1,507,710)	—	(1,507,710)
Stock-based compensation	—	—	—	—	297,368	—	—	297,368
Balance as of June 30, 2024	49,057	29,434	15,829,572	9,497,743	92,723,287	104,455,633	5,295,402	212,001,499
Conversion of preferred stock	(4,887)	(2,932)	4,887	2,932	—	—	—	—
Buyback of preferred stock	(563)	(338)	—	—	(5,306)	—	—	(5,644)
Net income	—	—	—	—	—	4,454,464	156,784	4,611,248
Exercise of options	1,043	626	—	—	23,127	—	—	23,753
Dividends declared	—	—	—	—	—	(1,745,942)	(232,100)	(1,978,042)
Stock-based compensation	—	—	—	—	333,409	—	—	333,409
Balance as of September 30, 2024	44,650	$26,790	15,834,459	$9,500,675	$93,074,517	$107,164,155	$5,220,086	$214,986,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income attributable to Consolidated Water Co. Ltd. stockholders	$15,419,578	$26,779,069
Income from continuing operations attributable to non-controlling interests	470,741	448,724
Net income	15,890,319	27,227,793
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land and project documentation	—	(12,134,766)
Foreign currency transaction adjustment - discontinued operations	248	60,915
Loss from discontinued operations	252,609	1,435,925
Depreciation and amortization	5,163,826	5,020,410
Deferred income tax benefit	(27,357)	(303,527)
Provision for credit losses	294,100	390,108
Amortization of operating lease right-of-use assets	520,869	466,251
Compensation expense relating to stock and stock option grants	1,177,958	910,652
Gain on asset dispositions, net	(94,547)	(198,452)
Equity in earnings of affiliates	(163,067)	(199,983)
Distribution of earnings from OC-BVI	545,400	227,250

Change in:
Accounts receivable	10,290,048	637,162
Contract assets	(2,261,618)	19,594,696
Inventory	3,610,403	1,529,545
Prepaid expenses and other assets	(752,690)	(1,269,737)
Accounts payable, accrued expenses and other current liabilities	(74,330)	(4,495,643)
Accrued compensation	233,002	587,486
Contract liabilities	2,555,352	(218,291)
Operating lease liabilities	(553,842)	(470,156)
Deferred revenue	(216,204)	(108,042)
Net cash provided by operating activities - continuing operations	36,390,479	38,689,596
Net cash used in operating activities - discontinued operations	(457,646)	(1,432,041)
Net cash provided by operating activities	35,932,833	37,257,555

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(6,142,941)	(3,747,250)
Proceeds from asset dispositions	97,342	446,337
Proceeds from Mexico settlement agreement	—	33,261,664
Net cash provided by (used in) investing activities	(6,045,599)	29,960,751

Cash flows from financing activities
Dividends paid to common shareholders	(5,718,080)	(4,519,412)
Dividends paid to preferred shareholders	(16,316)	(13,051)
Dividends paid to non-controlling interests	—	(232,100)
Buyback of redeemable preferred stock	(24,733)	(10,815)
Proceeds received from exercise of stock options	74,105	23,753
Principal repayments on long-term debt	(99,427)	(140,387)
Net cash used in financing activities	(5,784,451)	(4,892,012)
Net increase in cash and cash equivalents	24,102,783	62,326,294
Cash and cash equivalents at beginning of period	99,350,121	42,621,898
Cash and cash equivalents at beginning of period - discontinued operations	127,859	91,283
Less: cash and cash equivalents at end of period - discontinued operations	(26,115)	(169,848)
Cash and cash equivalents at end of period	$123,554,648	$104,869,627

Non-cash transactions:
Dividends declared but not paid	$2,235,958	$1,746,702
Transfers from inventory to property, plant and equipment and construction in progress	$527,827	$451,477
Transfers from construction in progress to property, plant and equipment	$5,179,690	$875,580
Right-of-use assets obtained in exchange for new operating lease liabilities	$412,308	$1,604,702
Transfers from prepaid expenses to property, plant and equipment	$509,333	$67,136
Expenditures for property, plant and equipment and construction in progress not yet paid	$547,318	$—

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

Net foreign currency gains arising from transactions and re-measurements were $19,093 and $24,807 for the three months ended September 30, 2025 and 2024, respectively, and $65,080 and $65,606 for the nine months ended September 30, 2025 and 2024 are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and certificates of deposit at banks with original maturities of three months or less. Cash and cash equivalents as of September 30, 2025 and December 31, 2024 include approximately $16.9 million and $5.2 million, respectively, of certificates of deposits with original maturities of three months or less.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances held in The Bahamas as of September 30, 2025 and December 31, 2024 were approximately $26.4 million and $7.7 million, respectively.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Retail revenue	$7,770,344	$7,585,992	$25,819,712	$24,392,814
Bulk revenue	8,394,614	8,767,168	25,081,146	25,557,220
Services revenue	14,289,315	12,677,837	35,815,785	42,017,917
Manufacturing revenue	4,664,433	4,359,560	15,708,527	13,591,154
Total revenue	$35,118,706	$33,390,557	$102,425,170	$105,559,105

Services revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Construction revenue	$6,360,333	$4,251,237	$11,404,500	$17,632,772
Operations and maintenance revenue	7,715,000	7,492,121	23,695,704	21,660,396
Design and consulting revenue	213,982	934,479	715,581	2,724,749
Total services revenue	$14,289,315	$12,677,837	$35,815,785	$42,017,917

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

The Company recognizes revenue for its construction and custom/specialized manufacturing contracts (and some of its design contracts) over time under the input method, using costs incurred (which represents work performed) to date relative to the total estimated costs at completion to measure progress toward satisfying a contract’s performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, materials, subcontractor costs and other expenses. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total costs to be incurred and profit to be earned on each long-term, fixed price contract prior to the commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprised of estimated total contract costs. Due to the extended time it may take to complete many of the Company’s contracts and the scope and nature of the work required to be performed on those contracts, the estimations of total revenue and costs at completion are complicated and subject to many variables and, accordingly, are subject to changes. When adjustments in estimated total contract revenue or estimated total contract costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any contract assets are classified as current assets. Contract liabilities on uncompleted contracts, if any, are classified as current liabilities.

The Company has elected the “right to invoice” practical expedient for revenue recognition on its operations and maintenance and consulting contracts and recognizes revenue in the amount to which the Company has a right to invoice, recognizing this revenue from the transfer of goods or services to customers during the billing cycle.

For the three months ended September 30, 2025 and 2024, the Company recognized $6,462,508 and $4,246,506, respectively, of its services revenue from the transfer of goods or services to customers over time. The remaining services revenue of $7,826,807 and $8,431,331, respectively, was recognized from the transfer of goods or services to customers when invoiced. For the nine months ended September 30, 2025 and 2024, the Company recognized $11,752,695 and $17,631,774, respectively, of its services revenue from the transfer of goods or services to customers over time. The remaining services revenue of $24,063,090 and $24,386,143, respectively, was recognized from the transfer of goods or services to customers when invoiced. For the three and nine months ended September 30, 2025 and 2024, the Company recognized all of its manufacturing revenue from the transfer of goods or services to customers over time.

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	September 30,	December 31,
	2025	2024
Revenue recognized to date on contracts in progress	$123,685,220	$114,590,991
Amounts billed to date on contracts in progress	(131,049,672)	(121,833,354)
Retainage	2,414,307	2,585,952
Net contract liability	$(4,950,145)	$(4,656,411)

The above net balances are reflected in the accompanying condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2025	2024
Contract assets	$6,731,861	$4,470,243
Contract liabilities	(11,682,006)	(9,126,654)
Net contract liability	$(4,950,145)	$(4,656,411)

As of September 30, 2025, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $138.8 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $4.6 million during the remainder of the year ending December 31, 2025 and approximately $134.2 million thereafter. In addition, the Company recognized revenue of approximately $5.1 million for the nine months ended September 30, 2025, that was included in the contract liability balance as of December 31, 2024.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Comparative amounts: Revenue of $614,199 and $1,467,461 for the three and nine months ended September 30, 2024, respectively, presented in the services segment as design and consulting revenue in the financial statements previously issued for 2024 has been reclassified to construction revenue in the services segment information for 2024 provided herein to conform to the current period’s presentation. Such reclassifications had no effect on consolidated or services segment revenue, gross profit, operating income or net income.

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

The following sets forth the Company’s income statements by segment.

	Three Months Ended September 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$7,770,344	$8,394,614	$14,289,315	$4,664,433	$—	$35,118,706
Cost of revenue	3,447,262	5,484,613	10,444,894	2,796,028	—	22,172,797
Gross profit	4,323,082	2,910,001	3,844,421	1,868,405	—	12,945,909
General and administrative expenses	952,102	267,292	1,955,186	459,038	3,585,104	7,218,722
Gain on asset dispositions, net	6,600	—	22,495	5,000	—	34,095
Income (loss) from operations	3,377,580	2,642,709	1,911,730	1,414,367	(3,585,104)	5,761,282
Interest income	45,787	190,772	175,407	1	225,565	637,532
Interest expense	—	—	(901)	—	—	(901)
Income (loss) from affiliates	—	—	—	(935)	81,249	80,314
Other	19,797	3,651	70,998	90	(254)	94,282
Other income (loss), net	65,584	194,423	245,504	(844)	306,560	811,227
Income (loss) before income taxes	3,443,164	2,837,132	2,157,234	1,413,523	(3,278,544)	6,572,509
Provision for income taxes	—	—	492,401	334,608	—	827,009
Net income (loss) from continuing operations	3,443,164	2,837,132	1,664,833	1,078,915	(3,278,544)	5,745,500
Income from continuing operations attributable to non-controlling interests	—	175,936	—	—	—	175,936
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$3,443,164	$2,661,196	$1,664,833	$1,078,915	$(3,278,544)	5,569,564
Net loss from discontinued operations						(37,220)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$5,532,344

	Three Months Ended September 30, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$7,585,992	$8,767,168	$12,677,837	$4,359,560	$—	$33,390,557
Cost of revenue	3,606,944	5,969,292	9,409,325	2,770,338	—	21,755,899
Gross profit	3,979,048	2,797,876	3,268,512	1,589,222	—	11,634,658
General and administrative expenses	787,403	381,230	1,469,845	745,418	3,572,073	6,955,969
Gain on asset dispositions, net	8,796	—	—	—	192,786	201,582
Income (loss) from operations	3,200,441	2,416,646	1,798,667	843,804	(3,379,287)	4,880,271
Interest income	48,945	204,807	139,822	1	233,226	626,801
Interest expense	(31,123)	—	(1,634)	—	(44)	(32,801)
Income from affiliate	—	—	—	—	73,620	73,620
Other	20,046	36,379	89	90	(184)	56,420
Other income, net	37,868	241,186	138,277	91	306,618	724,040
Income (loss) before income taxes	3,238,309	2,657,832	1,936,944	843,895	(3,072,669)	5,604,311
Provision for income taxes	—	—	255,534	234,675	—	490,209
Net income (loss) from continuing operations	3,238,309	2,657,832	1,681,410	609,220	(3,072,669)	5,114,102
Income from continuing operations attributable to non-controlling interests	—	156,784	—	—	—	156,784
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$3,238,309	$2,501,048	$1,681,410	$609,220	$(3,072,669)	4,957,318
Net loss from discontinued operations						(502,854)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$4,454,464

The Company’s cost of revenue consists of:

	Three Months Ended September 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$5,973,677	$1,958,385	$—	$7,932,062
Employee costs	752,990	510,286	4,103,148	656,068	—	6,022,492
Electricity	1,068,659	1,021,140	33,870	10,749	—	2,134,418
Fuel oil	—	1,921,144	—	—	—	1,921,144
Depreciation	626,525	709,512	120,627	45,805	—	1,502,469
Maintenance	144,331	407,705	80,289	100,329	—	732,654
Insurance	188,443	311,651	40,604	—	—	540,698
Retail license royalties	488,962	—	—	—	—	488,962
Other	177,352	603,175	92,679	24,692	—	897,898
	$3,447,262	$5,484,613	$10,444,894	$2,796,028	$—	$22,172,797

	Three Months Ended September 30, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$4,875,016	$2,103,943	$—	$6,978,959
Employee costs	744,844	495,717	4,232,268	509,387	—	5,982,216
Electricity	1,191,856	1,051,352	30,552	6,656	—	2,280,416
Fuel oil	—	2,125,905	—	—	—	2,125,905
Depreciation	611,573	675,404	90,015	39,869	—	1,416,861
Maintenance	287,891	463,373	105,387	87,734	—	944,385
Insurance	173,551	453,106	11,238	—	—	637,895
Retail license royalties	461,770	—	—	—	—	461,770
Other	135,459	704,435	64,849	22,749	—	927,492
	$3,606,944	$5,969,292	$9,409,325	$2,770,338	$—	$21,755,899

Other cost of revenue segment expenses above primarily include chemicals and other supplies, government fees and licenses, and freight costs.

The Company’s general and administrative expenses consist of:

	Three Months Ended September 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$417,321	$90,065	$1,171,174	$311,471	$1,840,811	$3,830,842
Professional fees	20,491	44,018	175,517	17,940	746,094	1,004,060
Insurance	104,394	97,796	53,031	43,304	216,036	514,561
Depreciation and amortization	10,460	4,761	157,607	27,048	16,604	216,480
Other	399,436	30,652	397,857	59,275	765,559	1,652,779
	$952,102	$267,292	$1,955,186	$459,038	$3,585,104	$7,218,722

	Three Months Ended September 30, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$364,182	$87,966	$852,656	$347,001	$1,986,384	$3,638,189
Professional fees	29,880	38,109	141,749	63,887	625,193	898,818
Insurance	124,299	97,179	63,652	52,459	221,009	558,598
Depreciation and amortization	9,595	6,260	157,315	25,906	17,297	216,373
Other	259,447	151,716	254,473	256,165	722,190	1,643,991
	$787,403	$381,230	$1,469,845	$745,418	$3,572,073	$6,955,969

General and administrative segment expenses set forth in the “Other” category above include Board of Directors fees and expenses, maintenance, office rent, information technology costs, amortization of intangible assets, provisions for credit losses and investor relations costs.

	Nine Months Ended September 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$25,819,712	$25,081,146	$35,815,785	$15,708,527	$—	$102,425,170
Cost of revenue	10,929,083	16,807,609	26,563,654	10,040,643	—	64,340,989
Gross profit	14,890,629	8,273,537	9,252,131	5,667,884	—	38,084,181
General and administrative expenses	2,726,531	1,008,123	6,143,566	1,653,668	10,991,031	22,522,919
Gain on asset dispositions, net	37,416	—	52,131	5,000	—	94,547
Income (loss) from operations	12,201,514	7,265,414	3,160,696	4,019,216	(10,991,031)	15,655,809
Interest income	123,702	622,345	580,061	3	685,003	2,011,114
Interest expense	—	—	(3,614)	—	—	(3,614)
Income (loss) from affiliates	—	—	—	(35,198)	198,265	163,067
Other	55,500	25,526	69,038	254	(585)	149,733
Other income (loss), net	179,202	647,871	645,485	(34,941)	882,683	2,320,300
Income (loss) before income taxes	12,380,716	7,913,285	3,806,181	3,984,275	(10,108,348)	17,976,109
Provision for income taxes	—	—	870,688	962,245	—	1,832,933
Net income (loss) from continuing operations	12,380,716	7,913,285	2,935,493	3,022,030	(10,108,348)	16,143,176
Income from continuing operations attributable to non-controlling interests	—	470,741	—	—	—	470,741
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$12,380,716	$7,442,544	$2,935,493	$3,022,030	$(10,108,348)	15,672,435
Net loss from discontinued operations						(252,857)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$15,419,578

	Nine Months Ended September 30, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$24,392,814	$25,557,220	$42,017,917	$13,591,154	$—	$105,559,105
Cost of revenue	10,828,421	17,632,010	30,536,801	9,428,978	—	68,426,210
Gross profit	13,564,393	7,925,210	11,481,116	4,162,176	—	37,132,895
General and administrative expenses	2,335,807	1,088,639	4,264,323	1,930,706	10,506,817	20,126,292
Gain on asset dispositions, net	2,666	—	3,000	—	192,786	198,452
Income (loss) from operations	11,231,252	6,836,571	7,219,793	2,231,470	(10,314,031)	17,205,055
Interest income	156,362	622,520	329,649	3	233,263	1,341,797
Interest expense	(93,369)	—	(6,327)	—	(44)	(99,740)
Income from affiliate	—	—	—	—	199,983	199,983
Other	56,324	48,807	700	11,866	913	118,610
Other income, net	119,317	671,327	324,022	11,869	434,115	1,560,650
Income (loss) before income taxes	11,350,569	7,507,898	7,543,815	2,243,339	(9,879,916)	18,765,705
Provision for income taxes	—	—	1,627,258	548,580	—	2,175,838
Net income (loss) from continuing operations	11,350,569	7,507,898	5,916,557	1,694,759	(9,879,916)	16,589,867
Income from continuing operations attributable to non-controlling interests	—	448,724	—	—	—	448,724
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$11,350,569	$7,059,174	$5,916,557	$1,694,759	$(9,879,916)	16,141,143
Net income from discontinued operations						10,637,926
Net income attributable to Consolidated Water Co. Ltd. stockholders						$26,779,069

The Company’s cost of revenue consists of:

	Nine Months Ended September 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$13,064,351	$7,678,086	$—	$20,742,437
Employee costs	2,272,261	1,571,674	12,533,716	1,854,210	—	18,231,861
Electricity	3,398,245	3,128,782	102,226	33,113	—	6,662,366
Fuel oil	—	5,583,464	—	—	—	5,583,464
Depreciation	1,861,706	2,091,347	304,320	121,122	—	4,378,495
Maintenance	685,176	1,446,647	286,483	267,687	—	2,685,993
Insurance	534,633	1,168,427	88,166	—	—	1,791,226
Retail license royalties	1,640,448	—	—	—	—	1,640,448
Other	536,614	1,817,268	184,392	86,425	—	2,624,699
	$10,929,083	$16,807,609	$26,563,654	$10,040,643	$—	$64,340,989

	Nine Months Ended September 30, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$16,889,209	$7,412,469	$—	$24,301,678
Employee costs	2,199,019	1,538,671	12,716,853	1,533,683	—	17,988,226
Electricity	3,652,656	2,890,194	175,353	22,819	—	6,741,022
Fuel oil	—	6,446,878	—	—	—	6,446,878
Depreciation	1,828,300	2,005,305	275,793	119,562	—	4,228,960
Maintenance	672,865	1,528,524	316,481	256,076	—	2,773,946
Insurance	514,191	1,271,807	25,022	—	—	1,811,020
Retail license royalties	1,498,859	—	—	—	—	1,498,859
Other	462,531	1,950,631	138,090	84,369	—	2,635,621
	$10,828,421	$17,632,010	$30,536,801	$9,428,978	$—	$68,426,210

Other cost of revenue segment expenses above primarily include chemicals and other supplies, government fees and licenses, and freight costs.

The Company’s general and administrative expenses consist of:

	Nine Months Ended September 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$1,188,916	$268,946	$3,463,647	$950,038	$6,103,836	$11,975,383
Professional fees	47,940	84,870	691,610	109,654	1,991,918	2,925,992
Insurance	313,242	291,623	124,356	202,864	652,036	1,584,121
Depreciation and amortization	31,308	15,179	474,402	79,286	50,642	650,817
Other	1,145,125	347,505	1,389,551	311,826	2,192,599	5,386,606
	$2,726,531	$1,008,123	$6,143,566	$1,653,668	$10,991,031	$22,522,919

	Nine Months Ended September 30, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$1,100,764	$263,038	$2,426,917	$959,747	$6,009,959	$10,760,425
Professional fees	75,362	79,408	390,744	99,249	1,638,772	2,283,535
Insurance	310,836	282,481	179,354	166,878	639,326	1,578,875
Depreciation and amortization	27,437	19,737	474,837	77,768	57,156	656,935
Other	821,408	443,975	792,471	627,064	2,161,604	4,846,522
	$2,335,807	$1,088,639	$4,264,323	$1,930,706	$10,506,817	$20,126,292

General and administrative segment expenses set forth in the “Other” category above include Board of Directors fees and expenses, maintenance, office rent, information technology costs, amortization of intangible assets, provisions for credit losses and investor relations costs.

The Company’s segment assets are presented below.

	As of September 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Cash and cash equivalents	$13,811,367	$34,434,833	$42,225,132	$6,327,391	$26,755,925	$123,554,648
Accounts receivable, net	$2,803,608	$17,011,930	$7,154,835	$2,015,722	$10,739	$28,996,834
Inventory, current and non-current	$3,509,239	$5,104,409	$—	$1,547,433	$—	$10,161,081
Contract assets	$—	$—	$2,458,141	$4,273,720	$—	$6,731,861
Property, plant and equipment, net	$32,242,134	$16,992,299	$1,739,687	$4,375,782	$203,154	$55,553,056
Construction in progress	$937,927	$4,268,056	$—	$4,551	$—	$5,210,534
Intangibles, net	$—	$—	$1,706,757	$497,779	$—	$2,204,536
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$—	$12,861,404
Total segment assets	$56,837,257	$81,343,368	$66,447,339	$21,528,556	$30,941,204	$257,097,724
Assets of discontinued operations						$136,928
Total assets						$257,234,652

	As of December 31, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Cash and cash equivalents	$19,167,484	$13,339,206	$34,181,902	$4,768,376	$27,893,153	$99,350,121
Accounts receivable, net	$3,223,190	$28,807,257	$6,593,276	$946,846	$10,413	$39,580,982
Inventory, current and non-current	$3,437,771	$4,865,117	$167,856	$5,828,567	$—	$14,299,311
Contract assets	$—	$—	$1,204,522	$3,265,721	$—	$4,470,243
Property, plant and equipment, net	$31,689,586	$18,093,155	$858,352	$1,601,501	$189,688	$52,432,282
Construction in progress	$1,951,559	$2,480,999	$—	$711,159	$—	$5,143,717
Intangibles, net	$—	$—	$2,129,037	$567,778	$—	$2,696,815
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$—	$12,861,404
Total segment assets	$62,994,011	$71,743,161	$56,792,772	$20,095,648	$31,415,104	$243,040,696
Assets of discontinued operations						$272,485
Total assets						$243,313,181

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$5,569,564	$4,957,318	$15,672,435	$16,141,143
Less: preferred stock dividends	(5,571)	(4,912)	(17,041)	(13,754)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	5,563,993	4,952,406	15,655,394	16,127,389
Income (loss) from discontinued operations	(37,220)	(502,854)	(252,857)	10,637,926
Net income available to common shares in the determination of basic earnings per common share	$5,526,773	$4,449,552	$15,402,537	$26,765,315

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,924,851	15,833,715	15,919,167	15,830,599
Plus:
Weighted average number of preferred shares outstanding during the period	43,687	45,118	42,644	44,494
Potential dilutive effect of unexercised options and unvested stock grants	86,019	110,768	85,501	110,926
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	16,054,557	15,989,601	16,047,312	15,986,019

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

Summarized financial information for the discontinued Mexico project development operation is as follows:

	September 30,	December 31,
	2025	2024
Cash	$26,115	$127,859
Prepaid expenses and other current assets	110,813	144,626
Total assets of discontinued operations	$136,928	$272,485

Total liabilities of discontinued operations	$271,143	$509,745

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss from discontinued operations	$(37,220)	$(502,854)	$(252,857)	$(1,496,840)
Gain on sale of land and project documentation	$—	$—	$—	$12,134,766

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	September 30,	December 31,
	2025	2024
ASSETS
Noncurrent
Total operating lease right-of-use assets	$3,095,156	$3,232,786

LIABILITIES
Current
Current maturities of operating leases	$667,074	$634,947
Noncurrent
Noncurrent operating leases	2,457,151	2,630,812
Total lease liabilities	$3,124,225	$3,265,759

Weighted average remaining lease term:
Operating leases	4.4 years	5.0 years

Weighted average discount rate:
Operating leases	6.55%	6.56%

The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$210,025	$213,090	$637,158	$633,692
Short-term lease costs	100,338	153,227	299,666	270,351
Lease costs - discontinued operations	1,160	5,222	5,778	29,364
Total lease costs	$311,523	$371,539	$942,602	$933,407

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$674,349	$699,497

Future lease payments relating to the Company’s operating lease liabilities from continuing operations as of September 30, 2025 were as follows:

Years ending December 31,	Total
2025	$218,039
2026	839,279
2027	813,513
2028	833,216
2029	541,352
Thereafter	427,399
Total future lease payments	3,672,798
Less: imputed interest	(548,573)
Total lease obligations	3,124,225
Less: current obligations	(667,074)
Noncurrent lease obligations	$2,457,151

7. Fair value

As of September 30, 2025 and December 31, 2024, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments. As of September 30, 2025 and December 31, 2024, the Company does not have assets and liabilities measured at fair value to present in the fair value hierarchy.

8. Commitments and contingencies

Cayman Water

The Company sells water through its Cayman Water retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2025 and 2024, the Company generated approximately 22% and 23%, respectively, of its consolidated revenue and 33% and 34%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2025 and 2024, the Company generated approximately 25% and 23%, respectively, of its consolidated revenue and 39% and 36%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $16.8 million and $28.4 million as of September 30, 2025 and December 31, 2024, respectively. Approximately 66% and 81% of the accounts receivable balances were delinquent as of those dates, respectively.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has not provided a material allowance for credit losses for its accounts receivable from the WSC as of September 30, 2025 or prior periods.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. The ASU is effective for annual periods beginning after December 15, 2027. Early adoption is permitted and the guidance can be applied on a prospective basis, a modified basis for in-process projects, or on a retrospective basis. The Company is currently evaluating the impact of this guidance.

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

We recognize revenue for our construction and our specialized/custom manufacturing contracts (and some of our design contracts) over time under the input method using costs incurred (which represents work performed) to date relative to the total estimated costs at completion to measure progress toward satisfying a contract’s performance obligations, as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, materials, subcontractor costs and other expenses. We follow this method since we can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, we record revenue and recognize profit or loss as work on the contract progresses. We estimate total costs to be incurred and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and update these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprised of estimated total contract costs. Due to the extended time it may take to complete many of our contracts and the scope and nature of the work required to be performed on those contracts, the estimations of total revenue and costs at completion are complicated and subject to many variables and, accordingly, are subject to changes. When adjustments in estimated total contract revenue or estimated total contract costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.

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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

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

We are presently in the process of legally terminating/dissolving CW-Cooperatief, NSC and AdR and will continue to incur expenses for these subsidiaries until such processes are completed.

Our net losses from discontinued operations for the three months ended September 30, 2025 and 2024 were $($37,220) and ($502,854), respectively.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2025 was $5,532,344 ($0.34 per share on a fully diluted basis), as compared to net income of $4,454,464 ($0.28 per share on a fully diluted basis) for 2024.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2025 was $5,569,564 ($0.34 per share on a fully diluted basis), as compared to net income from continuing operations of $4,957,318 ($0.31 per share on a fully diluted basis) for 2024.

Revenue for 2025 increased to $35,118,706 from $33,390,557 in 2024, as a result of revenue increases in the retail, services and manufacturing segments. These increases were partially offset by a slight decline in revenue for the bulk segment. Gross profit for 2025 was $12,945,909 (37% of total revenue) as compared to $11,634,658 (35% of total revenue) for 2024. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $7,218,722 for 2025 as compared to $6,955,969 for 2024. The increase in G&A expenses for 2025 arises principally from incremental employee costs of approximately $193,000 attributable to new hires and salary increases.

Other income, net, remained relatively consistent at $811,227 for 2025 as compared to $724,040 for 2024.

Results by Segment

Retail Segment:

The retail segment generated $3,377,580 in income from operations for 2025 as compared to $3,200,441 for 2024.

Revenue generated by retail water operations increased to $7,770,344 in 2025 from $7,585,992 in 2024 due to a 6% increase in the volume of water sold. We believe significantly lower rainfall in 2025 on Grand Cayman as compared to 2024 and an increase in total number of customer service connections were the principal reasons for the increase in the volume of water sold in 2025. The impact of greater volume sales on retail revenue for 2025 was partially offset by a decrease in energy costs in 2025 from 2024 that decreased the energy pass-through component of Cayman Water’s rates.

As a result of the revenue increase, retail segment gross profit increased in both total dollars and as a percentage of revenue to $4,323,082 (56% of retail revenue) for 2025 from $3,979,048 (52% of retail revenue) for 2024.

Retail G&A expenses increased to $952,102 for 2025 compared to $787,403 for 2024 principally due to incremental information technology expenses resulting from the ongoing implementation of a new utility billing system and an increase in employee costs attributable to salary increases.

Bulk Segment:

The bulk segment generated $2,642,709 and $2,416,646 in income from operations for 2025 and 2024, respectively.

Bulk segment revenue was $8,394,614 and $8,767,168 for 2025 and 2024, respectively. The decrease in bulk revenue from 2024 to 2025 resulted from lower diesel fuel prices, which decreased the pass-through energy component of CW-Bahamas’ rates.

Gross profit for our bulk segment increased to $2,910,001 (35% of bulk revenue) for 2025 as compared to $2,797,876 (32% of bulk revenue) for 2024 due to improved plant efficiency and reductions in various operating expenses.

Bulk segment G&A expenses decreased to $267,292 for 2025 as compared to $381,230 for 2024 due to a decrease in the provision for credit losses of approximately $122,000.

Services Segment:

The services segment generated $1,911,730 and $1,798,667 in income from operations for 2025 and 2024, respectively.

Services segment revenue increased to $14,289,315 for 2025 from $12,677,837 for 2024. Construction revenue increased to $6,360,333 as compared to $4,251,237. Revenue generated under operations and maintenance contracts increased to $7,715,000 for 2025 as compared to $7,492,121 for 2024 primarily due to the amendment, effective June 2025, of an operating and maintenance contract for a US federal client which increased the scope of services we provide (and thus increased the fees we charge) under that contract. Design and consulting revenue decreased to $213,982 in 2025 from $934,479 in 2024 due to the completion in the fourth quarter of 2024 of a contract for a major plant commissioning and startup project.

Gross profit for the services segment increased to $3,844,421 (27% of services revenue) in 2025 from $3,268,512 (26% of services revenue) in 2024 due to the overall increase in revenue.

We have been informed by one of our significant operations and maintenance customers that it is unlikely such customer will extend its existing contract with PERC beyond the current expiration date of this contract in March 2026. We recognized approximately $1.4 million and $474,000 in revenue and gross profit, respectively, under this contract for 2025.

G&A expenses for the services segment increased to $1,955,186 for 2025 as compared to $1,469,845 for 2024 primarily due to incremental employee costs of $318,518 attributable to new hires and salary increases.

Manufacturing Segment:

The manufacturing segment contributed $1,414,367 and $843,804 to our income from operations in 2025 and 2024, respectively.

Manufacturing revenue increased to $4,664,433 from $4,359,560 for 2025 and 2024, respectively, due to increased production activity.

Manufacturing gross profit was $1,868,405 (40% of manufacturing revenue) for 2025 as compared to a gross profit of $1,589,222 (36% of manufacturing revenue) for 2024. The increase in manufacturing gross profit in dollars and as a percentage of revenue results from production efficiencies and a higher margin product mix.

G&A expenses for the manufacturing segment decreased to $459,038 for 2025 as compared to $745,418 for 2024 due to a decrease in the provision for credit losses of $184,000.

Corporate

Corporate G&A expenses remained relatively consistent at $3,585,104 for 2025 as compared to $3,572,073 for 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

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

We are presently in the process of legally terminating/dissolving CW-Cooperatief, NSC and AdR and will continue to incur expenses for these subsidiaries until such processes are completed.

Our net loss from discontinued operations for the nine months ended September 30, 2025 was ($252,857). We generated net income from discontinued operations of $10,637,926 for the nine months ended September 30, 2024 as a result of the gain generated from the sale of the Project land and documentation under the Settlement Agreement.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2025 was $15,419,578 ($0.96 per share on a fully diluted basis), as compared to net income of $26,779,069 ($1.68 per share on a fully diluted basis) for 2024.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2025 was $15,672,435 ($0.97 per share on a fully diluted basis), as compared to net income from continuing operations of $16,141,143 ($1.01 per share on a fully diluted basis) for 2024.

Revenue for 2025 decreased to $102,425,170 from $105,559,105 in 2024. Increases in revenue for the retail and manufacturing segments were more than offset by a significant decrease in the services segment revenue. Gross profit for 2025 was $38,084,181 (37% of total revenue) as compared to $37,132,895 (35% of total revenue) for 2024. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

G&A expenses on a consolidated basis increased to $22,522,919 for 2025 as compared to $20,126,292 for 2024. The increase in G&A expenses for 2025 arises principally from (i) incremental legal, consulting and other professional fees of approximately $642,000; (ii) added employee costs of approximately $1.2 million attributable to new hires, salary increases and (iii) incremental information technology expenses of almost $240,000 resulting from the ongoing implementation of a new utility billing system for the retail segment.

Other income, net, increased to $2,320,300 for 2025 as compared to $1,560,650 for 2024 primarily due to approximately $669,000 of additional interest income earned on higher balances of interest earning assets.

Results by Segment

Retail Segment:

The retail segment generated $12,201,514 in income from operations for 2025 compared to $11,231,252 for 2024.

Revenue generated by our retail water operations increased to $25,819,712 in 2025 from $24,392,814 in 2024 due to a 9% increase in the volume of water sold. We believe significantly lower rainfall in 2025 on Grand Cayman as compared to 2024 and an increase in total number of customer service connections were the principal reasons for the increase in the volume of water sold in 2025. The impact of greater volume sales on retail revenue for 2025 was partially offset by a decrease in energy costs in 2025 from 2024 that decreased the energy pass-through component of Cayman Water’s rates.

As a result of the revenue increase, retail segment gross profit increased in both total dollars and as a percentage of revenue to $14,890,629 (58% of retail revenue) for 2025 from $13,564,393 (56% of retail revenue) for 2024.

Retail G&A expenses increased to $2,726,531 for 2025 compared to $2,335,807 for 2024 primarily as a result of incremental information technology expenses to approximately $240,000 for the ongoing implementation of a new utility billing system.

Bulk Segment:

The bulk segment generated $7,265,414 and $6,836,571 in income from operations for 2025 and 2024, respectively.

Bulk segment revenue was $25,081,146 and $25,557,220 for 2025 and 2024, respectively. The decrease in bulk revenue from 2024 to 2025 resulted from lower diesel fuel prices, which decreased the pass-through energy component of CW-Bahamas’ rates.

Gross profit for our bulk segment improved slightly to $8,273,537 (33% of bulk revenue) for 2025 as compared to $7,925,210 (31% of bulk revenue) for 2024, primarily as a result of improved plant efficiency and lower operating costs.

Bulk segment G&A expenses remained relatively consistent at $1,008,123 for 2025 as compared to $1,088,639 for 2024.

Services Segment:

The services segment generated $3,160,696 and $7,219,793 in income from operations for 2025 and 2024, respectively.

Construction revenue declined to $11,404,500 for 2025 as compared to $17,632,772 for 2024 primarily as a result of approximately $8.0 million of additional revenue generated from PERC’s contract with Liberty Utilities and $1.3 million in revenue generated from the Red Gate contract in Grand Cayman in 2024. Such contracts were substantially completed by the end of the second quarter of 2024. Construction revenue recognized on the Hawaii contract also declined by $3.1 million in 2025 due to the completion of the pilot plant testing phase of the project, which has resulted in a decrease in project expenditures pending commencement of the construction phase of the project. These decreases in construction revenue were partially offset by construction revenue generated under new contracts. Revenue generated under operations and maintenance contracts increased to $23,695,704 for 2025 as compared to $21,660,396 for 2024 as a result of incremental revenue generated by both PERC and REC. Design and consulting revenue decreased to $715,581 in 2025 from $2,724,749 in 2024 due to the completion in the fourth quarter of 2024 of a contract for a major plant commissioning and startup project.

Gross profit for the services segment decreased to $9,252,131 (26% of services revenue) in 2025 from $11,481,116 (27% of services revenue) in 2024 due to the substantial decline in construction and design and consulting revenue.

We have been informed by one of our significant operations and maintenance customers that it is unlikely such customer will extend its existing contract with PERC beyond the current expiration date of this contract in March 2026. We recognized approximately $3.7 million and $1.2 million in revenue and gross profit, respectively, under this contract for 2025.

G&A expenses for the services segment increased to $6,143,566 for 2025 as compared to $4,264,323 for 2024 primarily due to increases of (i) $1,036,730 in employee costs attributable to new hires and salary increases; (ii) incremental legal costs and other professional fees of $300,866; and (iii) approximately $329,000 for the provision for credit losses.

Manufacturing Segment:

The manufacturing segment contributed $4,019,216 and $2,231,470 to our income from operations in 2025 and 2024, respectively.

Manufacturing revenue increased to $15,708,527 in 2025 from $13,591,154 for 2024 due to increased production activity.

Manufacturing gross profit was $5,667,884 (36% of manufacturing revenue) for 2025 as compared to $4,162,176 (31% of manufacturing revenue) for 2024. The increase in manufacturing gross profit in dollars and as a percentage of revenue results from increased production activity, production efficiencies and a higher margin product mix.

G&A expenses for the manufacturing segment decreased to $1,653,668 for 2025 as compared to $1,930,706 for 2024 due to a reduction of $327,000 in the provision for credit losses.

Corporate

Corporate G&A expenses increased to $10,991,031 for 2025 as compared to $10,506,817 for 2024 due to incremental legal, and other professional fees of approximately $353,000.

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as of September 30, 2025 as compared to December 31, 2024 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable decreased by approximately $10.6 million primarily due to a $11.5 million decrease in CW-Bahamas’ accounts receivable.

Current inventory decreased by approximately $4.4 million primarily due to a decrease of $4.3 million in Aerex’s inventory resulting from the consumption of materials used in product production.

Contract assets increased by approximately $2.3 million primarily due to a $1.0 million increase in the manufacturing segment contract assets attributable to work started in the third quarter for one client and an increase in PERC’s contract assets of approximately $2.3 million. These increases were partially offset by a decrease of approximately $1.1 million in DesalCo’s contract assets due to the collection of the final payment for the design and construction of the WAC’s Red Gate plant.

Property, plant and equipment, net, increased by approximately $3.1 million primarily due to the completion of the expansion of Aerex’s manufacturing facility this quarter as well as specialized equipment purchased for the services segment.

Contract liabilities increased by $2.6 million due to a $3.2 million increase for the Kalaeloa Desalco construction project.

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

Liquidity Position

Our projected liquidity requirements for the balance of 2025 include capital expenditures for our existing operations of approximately $4.5 million, which includes approximately $1.3 million to be incurred during 2025 for a project in The Bahamas and $266,000 for new equipment for Aerex’s manufacturing facility. We paid approximately $2.3 million for dividends in October 2025. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board.

As of September 30, 2025, we had cash and cash equivalents of $123.6 million and working capital of $141.7 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $16.8 million and $28.4 million as of September 30, 2025 and December 31, 2024, respectively. Approximately 66% and 81% of the accounts receivable balances were delinquent as of those dates, respectively. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of September 30, 2025.

We continue to be in frequent contact with officials of The Bahamas government, who continue to express their intention to eliminate CW-Bahamas delinquent accounts receivable balances in the near future. However, we are unable to determine when such reduction will occur.

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

Discussion of Cash Flows for the Nine Months Ended September 30, 2025

Our cash and cash equivalents increased to $123,554,648 as of September 30, 2025 from $99,350,121 as of December 31, 2024.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $35,932,833. This net cash reflects the net income generated for the nine months ended September 30, 2025 of $15,890,319 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. Significant adjustments included depreciation and amortization of $5,163,826, a decrease in accounts receivable of $10,290,048, a decrease in inventory of $3,610,403, an increase in contract assets of $2,261,618, and an increase in contract liabilities of $2,555,352.

Cash Flows from Investing Activities

Net cash used in our investing activities was $6,045,599 primarily for additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used by our financing activities was $5,784,451, almost all of which related to the payment of dividends.

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2025 and 2024, we generated approximately 22% and 23%, respectively, of our consolidated revenue and 33% and 34%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2025 and 2024, we generated approximately 25% and 23%, respectively, of our consolidated revenue and 39% and 36%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. The ASU is effective for annual periods beginning after December 15, 2027. Early adoption is permitted and the guidance can be applied on a prospective basis, a modified basis for in-process projects, or on a retrospective basis. The Company is currently evaluating the impact of this guidance.

Dividends

●	On January 31, 2025, we paid a dividend of $0.11 to shareholders of record on January 2, 2025.
●	On April 30, 2025, we paid a dividend of $0.11 to shareholders of record on April 1, 2025.
●	On July 31, 2025, we paid a dividend of $0.14 to shareholders of record on July 1, 2025.
●	On August 19, 2025, our Board declared a dividend of $0.14 payable on October 31, 2025 to shareholders of record on October 1, 2025.

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

Impact of Inflation

Under the terms of our bulk water sales agreements in The Cayman Islands, The Bahamas and the British Virgin Islands, our water rates are automatically adjusted for inflation on an annual basis. Therefore, the impact of inflation on our gross profit from these revenue sources, measured in consistent dollars, historically has not been material. However, while we have received annual inflation adjustments for the rates we charge under our bulk water agreements, we were unable to increase the water rates for Cayman Water since January 2018 (despite the inflation that has occurred since that date) due to the delayed resolution of our negotiations with OfReg for a new retail license. While we believe that we are entitled to apply to OfReg for future rate adjustments under the terms of the February 18, 2025 concession agreement with the Cayman Islands government, the denial by OfReg of such application or approval of an increase that is less than the increase in our costs could adversely affect the profitability of our retail segment. Furthermore, our manufacturing segment has in the past been adversely impacted by significant increases in raw material costs and our manufacturing and services segments could suffer similar adverse impacts in the future.

While our operations and maintenance contracts are generally adjusted for inflation on an annual basis, such adjustment for many of these contracts is capped at 3% annually.

Kalaeloa Desalco has signed a contract with the Honolulu Board of Water Supply pursuant to which it is presently designing and expects to construct and operate a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii. Approximately 80% of the $147 million price for the construction of this plant is subject to adjustment based upon changes in inflation indices from September 29, 2022 (the date that was 120 days after the original proposal was submitted) until the date that the notice to proceed with construction is issued by the client.

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

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended September 30, 2025 and 2024, we generated approximately 22% and 23%, respectively, of our consolidated revenue and 33% and 34%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license. For the nine months ended September 30, 2025 and 2024, we generated approximately 25% and 23%, respectively, of our consolidated revenue and 39% and 36%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $16.8 million as of September 30, 2025. Approximately 66% of this September 30, 2025 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of September 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter, we issued 1,471 shares of preferred stock to 20 employees for a total consideration of $27,391. The issuance of the preferred stock to nine of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 as amended (the “Securities Act”), because the shares were issued outside of the United States to non-U.S. persons (as defined in Regulation S). The issuance to 11 employees who are U.S. persons was exempt under Section 4(a)(2) of the Securities Act. The U.S. persons are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through their business relationship with us, to information about us.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 10, 2025