Form 10-K
period 2025-12-31
Consolidated Water Co. Ltd.
filed 2026-03-16
CIK 928340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐       No ⌧

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 30, 2025, was $449,191,481.

As of March 9, 2026, 15,964,209 shares of the registrant’s common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement related to its 2026 Annual Shareholders’ Meeting will be subsequently filed with the Securities and Exchange Commission and are incorporated by reference into Part III of this Form 10-K.

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

Overview

Through our subsidiaries and affiliate, we provide the following products and services to our customers in the Cayman Islands, The Bahamas, the United States and the British Virgin Islands:

●	Retail Water Operations. We produce potable water from seawater utilizing reverse osmosis technology and supply this water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the Cayman Islands government to provide water in two of the three most populated areas on Grand Cayman. In 2025, our retail water operations generated approximately 26% of our consolidated revenue.

●	Bulk Water Operations. We produce potable water from seawater utilizing reverse osmosis technology and supply this water to government-owned utilities in the Cayman Islands and The Bahamas. In 2025, our bulk water operations generated approximately 25% of our consolidated revenue.

●	Services Operations. We design, construct and sell water production and water treatment plants, and we manage and operate water production plants and water treatment and reuse infrastructure, for third parties. We also provide water related consulting services. In 2025, our services operations generated approximately 35% of our consolidated revenue.

●	Manufacturing Operations. We manufacture and service a wide range of specialized and custom water-related products and systems applicable to commercial, municipal and industrial water production, supply and treatment. In 2025, our manufacturing operations generated approximately 14% of our consolidated revenue.

●	Affiliate Operations. We own 50% of the voting rights and 43.53% of the equity rights of Ocean Conversion (BVI) Ltd., which produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department.

As of December 31, 2025, the number of water production and water treatment plants we and our affiliate operated in each country, and the production capacities of these plants, were as follows:

Water Production Plant Location	Plants	Capacity(1)
Cayman Islands	6	11.6
Bahamas	2	14.8
British Virgin Islands	2	0.8
Total	10	27.2
(1)	In millions of gallons per day.

Water Treatment Plant Location	Plants(2)	Capacity(1)
United States	97	78.5

(1)	In estimated millions of gallons per day.

(2)Consists of water treatment plants for which we are the “Certified Operator in Responsible Charge” under operations and maintenance and other service agreements.

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

Complementary products, services and businesses. We continue to pursue acquisitions or joint ventures that (i) complement and enhance our existing businesses; (ii) expand our product and service offerings and markets; (iii) access new markets; and (iv) support our objective to be a comprehensive water solutions provider.

Our Company

We conduct our operations in the Cayman Islands, The Bahamas, the United States, and the British Virgin Islands through our subsidiaries and our affiliate. Our corporate organizational structure as of December 31, 2025 is as follows:

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

Ocean Conversion (Cayman) Limited (“OC-Cayman”). OC-Cayman provides bulk water under long-term contracts to the WAC, which distributes the water to areas of Grand Cayman located outside of Cayman Water’s exclusive retail license service area. OC-Cayman operates three seawater reverse osmosis desalination plants owned by the WAC.

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

DesalCo Limited (“DesalCo”). A Cayman Islands company, DesalCo provides design, management, engineering and construction services for desalination projects as well as management and engineering services relating to municipal water distribution and treatment. Serving as a subcontractor to OC-Cayman, DesalCo designed and constructed the four reverse osmosis plants that OC-Cayman sold to (and currently operates for) the WAC.

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

In June 2020, the Director General of CEA and the Director General of CESPT terminated the APP Contract. As a result of the cancellation of the APP Contract, we discontinued all development activities associated with the Project and in June 2024 we sold the land NSC purchased for the Project. Accordingly, the assets and liabilities of CW-Cooperatief, NSC and AdR, as well as all expenses we incurred in connection with our international arbitration with the Mexico government to obtain reimbursement for the costs we incurred in connection with the Project are reported as discontinued operations in our consolidated financial statements. We dissolved/terminated AdR in the first quarter of 2026 and expect to complete the dissolution and termination of CW-Cooperatief and NSC by mid-2026.

Our Operations

For fiscal year 2025, our retail water, bulk water, services and manufacturing segments generated approximately 26%, 25%, 35% and 14%, respectively, of our consolidated revenue. For additional information about our business segments and geographical information about our operating revenue and long-lived assets, see Note 14 to our consolidated financial statements at ITEM 8 of this Annual Report.

Retail Water Operations

For fiscal years 2025, 2024, and 2023, our retail water operations accounted for approximately 26%, 24%, and 17%, respectively, of our consolidated revenue. This business produces and supplies potable water to end-users, including residential, commercial and government customers in the Cayman Islands.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”) and, in April 2017, passed supplemental legislation which transferred responsibility for the economic regulation of the water utility sector and the negotiations with us for a new retail license to OfReg.

Under the new regulatory legislation passed in October 2016, Cayman Water was required to first be granted a concession by the government before obtaining a new (or renewing the old) retail operations license. On February 18, 2025, Cayman Water received a new concession from the government that authorizes and maintains the terms of the 1990 license until a new license from OfReg is negotiated and enacted. Negotiations between Cayman Water and OfReg for a new license remain on-going.

See also ITEM 1A. RISK FACTORS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies - Cayman Water Retail License.

Our retail operations in the Cayman Islands produce potable water at three seawater reverse osmosis desalination plants in Grand Cayman located at our Abel Castillo Water Works (“ACWW”) and West Bay sites. We own the land for our ACWW and West Bay plants. The current aggregate production capacity of the two plants located at ACWW is 3.0 million gallons of water per day. The production capacity of the West Bay plant is 2.0 million gallons of water per day.

Electricity is supplied to our plants by Caribbean Utilities Co. Ltd., a publicly traded utility company. We maintain diesel engine-driven standby generators at all three retail plant sites with sufficient capacity to operate our distribution pumps and other essential equipment during any temporary interruptions in electricity supply. Standby generation capacity is available at our ACWW plants and West Bay plant to operate a portion of the water production capacity as well. We generate renewable energy to power our distribution pumps at ACWW using solar panels installed on the top of one of our water storage reservoirs.

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

We bill our customers on a monthly basis based on metered consumption and bills are typically collected within 30 to 45 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. The provision for credit losses for our retail operations has historically represented less than 1% of our total annual retail sales. In addition to their past due invoice balance, customers that have had their service disconnected must pay re-connection charges.

Demand on our water production and pipeline distribution varies throughout the year. Demand depends upon various factors, most notably rainfall and the number of tourists staying on Grand Cayman during any particular time of the year. In general, the majority of tourists come from the United States during the winter which is also the dry season in the Cayman Islands.

Bulk Water Operations

For fiscal years 2025, 2024, and 2023, our bulk water operations accounted for approximately 25%, 25%, and 19%, respectively, of our consolidated revenue. These operations produce potable water from seawater and sell this water to government-owned utilities in the Cayman Islands and The Bahamas, which then distribute the water to end users.

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

Our agreement with the WAC for the North Sound and NSWW plants expires on July 1, 2026. Our agreement with the WAC for the Red Gate plant expires in 2034.

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

Services Operations

For fiscal years 2025, 2024, and 2023, our services operations accounted for approximately 35%, 38% and 54%, respectively, of our consolidated revenue.

We provide design, engineering and construction services for desalination infrastructure projects through DesalCo, an original equipment manufacturer of seawater reverse osmosis desalination plants. DesalCo also provides management and procurement services for desalination plants and engineering services relating to municipal water production, distribution and treatment. Presently, DesalCo is providing engineering, management and purchasing services to CW-Bahamas and our affiliate OC-BVI in the British Virgin Islands. In the past, DesalCo has provided consulting services to the WSC and constructed the desalination plants sold by OC-Cayman to the WAC.

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

Manufacturing Operations

For fiscal years 2025, 2024, and 2023, our manufacturing operations accounted for approximately 14%, 13% and 10%, respectively, of our consolidated revenue. Our manufacturing operations consist of Aerex, an original equipment manufacturer and service provider of a wide range of specialized and custom products applicable to desalination, municipal water treatment and industrial water and wastewater treatment. Aerex’s products include reverse osmosis desalination equipment, membrane separation equipment, filtration equipment, piping systems, vessels and custom fabricated components. Aerex’s manufacturing facility and headquarters are located in Fort Pierce, Florida and substantially all of its customers are U.S. companies.

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

DesalCo provides certain engineering and administrative services to OC-BVI for a monthly fee and a bonus arrangement which provides for payment of 4% of the net operating income of OC-BVI.

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

Reverse Osmosis Technology

The conversion of seawater to potable water is called desalination. The primary method of seawater desalination used throughout the world is reverse osmosis. Reverse osmosis is a fluid separation process in which the saline water (i.e. seawater) is pressurized and the fresh water is separated from the saline water by passing through a semi-permeable membrane which rejects the salts. The saline water is first passed through a pretreatment system, which generally consists of fine filtration and, if required, treatment chemicals. Pre-treatment removes suspended solids and organics which could cause fouling of the membrane surface. Next, a high-pressure pump pressurizes the saline water thus enabling approximately 40% conversion of the saline water to fresh water as it passes through the membrane, while more than 99% of the dissolved salts are rejected and remain in the now concentrated saline water. This concentrate is discharged without passing through the membrane, and the remaining hydraulic energy in the concentrate is transferred to the initial saline feed water stream with an energy recovery device thus reducing the total energy requirement for the reverse osmosis system. The final step is post-treatment, which consists of stabilizing the produced fresh water and/or removing undesirable dissolved gases, adjusting the pH and (if necessary) the mineral content, and providing chlorination to prepare it for distribution.

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

Wastewater Treatment Technology

Our approach to wastewater treatment integrates advanced technologies and processes to ensure high-quality reuse water while addressing environmental and operational concerns. Typical technologies employed include micro and ultra filtration, reverse osmosis, and ultraviolet advanced oxidation systems, often with sodium hypochlorite or hydrogen peroxide as oxidizers, to meet the stringent water quality parameters in the areas we serve. This is particularly relevant for applications like reuse and indirect potable reuse, where safety and quality are paramount.

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

We employ various methods to improve the aesthetic and environmental integration of our clients’ facilities. We conceal equipment and housing technologies in buildings that are both aesthetically pleasing and low odor, thereby addressing two of the common challenges in wastewater treatment facilities: odor and visual impact. This not only enhances the quality of life for nearby residents but also demonstrates a commitment to environmental stewardship.

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

Cayman Islands. The Cayman Islands are a British Overseas Territory situated in the central western Caribbean Sea. The Cayman Islands government, through the WAC, supplies water to the areas of Grand Cayman that are not within our licensed area, as well as to Cayman Brac. We operate all but one of the reverse osmosis desalination plants owned by the WAC on Grand Cayman and supply water under three agreements held by OC-Cayman with the WAC.

According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in 2024 to be 88,833. According to the figures published by the Department of Tourism Statistics Information Center, in 2025 as compared to 2024, tourist air arrivals increased by 2.9% to approximately 450,000 and tourist cruise ship arrivals decreased by 1.4% to approximately 1,062,000.

Our water sales in the Cayman Islands are more positively impacted by stay-over tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only visit the island for less than one day and do not stay in hotels or condominiums. Our water sales in the Cayman Islands are also greatly impacted by rainfall patterns and amounts on Grand Cayman.

The Bahamas. The Bahamas are an independent nation situated in the western Atlantic Ocean just off the east coast of the State of Florida, USA. The Bahamas government, through the WSC, supplies all of the piped water on the island of New Providence, Bahamas, which includes Nassau, the largest city, political capital and commercial hub of The Bahamas. We supply water to the WSC through the water supply agreements for our Blue Hills and Windsor plants, which are located in Nassau. New Providence is the most populous island in The Bahamas, with more than 70% of the country’s population. A 2022 census placed the population of New Providence at approximately 297,000. According to statistics published by the Bahamas Ministry of Tourism, in 2025 as compared to 2024, the number of air arrivals decreased by 2% to approximately 1,290,000 and cruise ship arrivals increased by 6% to approximately 4,153,000.

British Virgin Islands. The British Virgin Islands are a British Overseas Territory situated east of Puerto Rico. They comprise 16 inhabited islands out of approximately 60 islands and cays, with Tortola being the largest and most populated. The British Virgin Islands serve as a hub for yacht-chartering businesses. According to government statements, tourism arrivals to the British Virgin Islands in 2025 increased by 10% compared to 2024.

Competition

Cayman Islands. Pursuant to our license granted by the Cayman Islands government, we have the exclusive right to provide potable, piped water within our licensed service area on Grand Cayman.

We are the only non-government-owned public water utility on Grand Cayman. The Cayman Islands government, through the WAC, supplies water to parts of Grand Cayman located outside of our licensed service area. Although we have no competition within our exclusive retail license service area for potable water, our ability to expand our service area is at the discretion of the Cayman Islands government. We have competed with companies such as Veolia, IDE Technologies and small local contractors for bulk water supply contracts with the WAC, and expect to compete with these and other companies for any new water supply contracts awarded by the WAC.

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

As of March 9, 2026, we employed a total of 293 persons, 65 in the Cayman Islands, 206 in the United States, 20 in The Bahamas and two in The Netherlands. We also managed the five employees of OC-BVI in the British Virgin Islands. We have 20 management employees and 58 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. We have no collective bargaining agreements with our employees, and none are represented by labor unions. We consider our relationship with our employees to be very good.

Available Information

Our website address is http://www.cwco.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website as part of this Annual Report.

We have adopted a written code of conduct and ethics that applies to all of our employees and Directors, including, but not limited to, our Chief Executive Officer, Chief Financial Officer, and principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics; the charters of the Audit Committee, Compensation Committee, Nominations and Corporate Governance Committee, and Environmental and Social Governance Committee; and the Corporate Governance Guidelines of our Board of Directors are available at the Investors section of our website.

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

We sell water through our retail operations under the 1990 license that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2025, 2024, and 2023, we generated approximately 26%, 24% and 17%, respectively, of our consolidated revenue and 39%, 38% and 26%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created OfReg and, in April 2017, passed supplemental legislation which transferred responsibility for the economic regulation of the water utility sector and the negotiations with us for a new retail license to OfReg.

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

We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that they seek to restructure the terms of the license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license. We are presently unable to determine what impact the resolution of our retail license negotiations will have on our consolidated financial condition, results of operations or cash flows but such resolution could result in a material reduction (or the loss) of the operating income and cash flows we have historically generated from our retail operations and could require us to record impairment losses to reduce the carrying values of our retail segment assets. Such impairment losses could have a material adverse impact on our consolidated financial condition and results of operations.

Periodically, our Bahamas subsidiary experiences substantial delays in the collection of its accounts receivable. As a result, our Bahamas subsidiary could have insufficient liquidity to continue operations, and our consolidated financial results could be materially adversely affected.

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $20.7 million and $28.4 million as of December 31, 2025 and 2024. Approximately 71% and 81% of the accounts receivable balances were delinquent as of those dates, respectively. As of February 28, 2026, this receivable amounted to $22.6 million, of which 75% was delinquent. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of December 31, 2025, or prior periods.

We continue to be in frequent contact with officials of The Bahamas government, who continue to express their intention to significantly reduce CW-Bahamas’ delinquent accounts receivable balances. However, we are unable to determine when or if such reduction will occur.

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

One bulk water customer, the WSC, accounted for approximately 22% of our consolidated revenue for 2025. If, for financial or other reasons, the WSC does not comply with the terms of our water supply agreements, our consolidated financial condition, results of operations, and cash flows could be materially adversely affected.

Our operations are affected by tourism and are subject to seasonal fluctuations and other factors beyond our control that could affect the demand for our water.

Demand for our water in the Cayman Islands and The Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, global health concerns such as

COVID-19, and increased costs of fuel and airfare. In the Cayman Islands, we normally sell more water during the first and second quarters of the year, when the number of tourists is greater and local rainfall is less than in the third and fourth quarters. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely impact our results of operations and cash flows. During the COVID-19 pandemic, the resulting cessation of tourism to the Cayman Islands through August 2022 significantly reduced the demand for our water and our retail segment’s profitability.

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

A natural disaster could cause major damage to our equipment and properties and the properties of our customers, including the large tourist properties in our areas of operation. For example, in January 2020, Grand Cayman experienced an earthquake which damaged three of our eight potable water storage tanks. Any future disaster could cause us to lose use of our equipment and properties and incur additional repair costs. Damage to our customers’ properties and the adverse impact on tourism could result in a decrease in water demand. A natural disaster could also disrupt the delivery of equipment and supplies, including electricity, necessary to our operations. These and other possible effects of natural disasters could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

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

Our success depends upon the abilities of our Executive Officers. In particular, the loss of the services of Frederick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2028. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will extend his employment agreement with us.

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

We are incorporated under the laws of the Cayman Islands and most of our assets are located outside of the United States. In addition, as of March 9, 2026, six of our 15 Directors and Officers reside outside the United States. As a result, it may be difficult for investors to execute service of process within the United States upon us and such other persons, or to enforce judgments obtained against such persons in United States courts, and bring any action, including actions predicated upon the civil liability provisions of the United States securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts or jurisdictions located outside of the United States, rights predicated upon the United States securities laws.

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

The average daily trading volume of our common stock in 2025 was approximately 113,000 shares, a much lower trading volume than that of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to the limited volume of trading in our common stock, an investor in our stock may have difficulty selling larger volumes of our common stock in the manner, or at the price, that might be attainable if our common stock were more actively traded.

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

West Bay Plant

In 2023, we commissioned a new seawater reverse osmosis desalination plant in the West Bay area and decommissioned the previous plant located on the same property. The new plant began operating in November 2023, with a water production capacity of 1,000,000 gallons per day and was expanded to a water production capacity of 2,000,000 gallons per day in 2025. This site contains a 5,000 square foot concrete building which houses our water production facility, a 2,400 square foot building which houses the potable water distribution pumps, a water quality testing laboratory, and office space and water storage capacity consisting of three potable water tanks each with a capacity of 1.0 million gallons.

Britannia Plant

We own our Britannia seawater reverse osmosis desalination plant located in the Seven Mile Beach area which has been decommissioned. However, we still have and operate on this site a potable water storage tank with a capacity of 840,000 gallons, potable water high service pumps, and various ancillary equipment to repump water produced by our other plants. We have leased the site (comprised of 0.73 acres) and steel frame building which houses the plant for a term that ends in January 2027 at an annual rent of $1.00.

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

Other Property

In October 2022, Cayman Water purchased for $2.94 million approximately 2.8 acres of land in the West Bay area of Grand Cayman. Cayman Water expects to use this site for the construction of new corporate and operations offices, customer service center, and emergency operations center. We also plan to relocate our current warehouse facility from the ACWW site to this proposed new location.

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

U.S. Properties

Aerex owns a manufacturing facility situated on 6.4 acres of land in Fort Pierce, Florida. In August 2025, we completed an expansion of this facility that increased its total manufacturing space to 47,500 square feet. Aerex also leases approximately 6,000 square feet of office space in downtown Fort Pierce under a lease that expires on June 30, 2026. We expect to renew this lease on a short-term basis while new office space is constructed on the manufacturing site, with construction scheduled to begin at the end of 2026.

Our Aquilex warehouse consists of 4,100 square feet located in Sunrise, Florida that has been leased through September 2030. Our Aquilex office consists of 6,500 square feet located in Coral Springs, Florida that has been leased through June 2031.

PERC subleases approximately 4,100 square feet of office space in Fountain Valley, California that serves as its corporate headquarters. This lease expires in August 2026. We are presently evaluating a renewal of this lease as well as possible new locations for PERC’s corporate headquarters.

REC leases approximately 7,500 square feet of office space in Frederick, Colorado that serves as its corporate headquarters under a lease that expires in October 2029.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol “CWCO”.

No trading market exists for our redeemable preferred stock, which is only issued to, or purchased by, our long-term employees.

On January 2, 2025, March 25, 2025 and January 2, 2026, we issued a total of 24,875 shares, 41,889 shares and 18,780 shares of our common stock, respectively, to Executive Officers under our 2008 Equity Incentive Plan. On December 15, 2025, we issued a total of 13,897 shares of our common stock to our Directors under our Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “ITEM 11. EXECUTIVE COMPENSATION”.

On September 25, 2025, we issued 2,000 shares of common stock to a third-party vendor, which shares had a value on the date of issuance of $69,440 (based upon a per share value of $34.72, which was the closing price of our common stock on the date of issuance). The issuance of the shares was exempt under Section 4(a)(2) of the Securities Act. The third-party vendor is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through its business relationship with us, to information about us.

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

Holders

As of March 9, 2026, we had 686 holders of record of our common stock.

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

	2025	2024	2023
First Quarter	$0.11	$0.095	$0.085
Second Quarter	0.14	0.095	0.085
Third Quarter	0.14	0.11	0.095
Fourth Quarter	0.14	0.11	0.095
	$0.53	$0.41	$0.36

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

Comparative Operations
Water Production Plants	2025		2024		2023
Location	Plants	Capacity (1)	Plants	Capacity (1)	Plants	Capacity (1)
Cayman Islands	6	11.6	6	10.6	6	9.3
Bahamas	2	14.8	2	14.8	2	14.8
British Virgin Islands	2	0.8	2	0.8	2	0.8
	10	27.2	10	26.2	10	24.9
(1)	In millions of gallons per day.

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

The following table sets forth the comparative combined estimated production capacity of our subsidiaries PERC and REC as of December 31 of each year.

Comparative Operations
Water Treatment Plants	2025		2024		2023
Location	Plants (2)	Capacity (1)	Plants (2)	Capacity (1)	Plants (2)	Capacity (1)
United States	97	78.5	93	80.8	103	89.8
(1)	In estimated millions of gallons per day.
(2)	Consists of water treatment plants for which we are the “Certified Operator in Responsible Charge” under operations and maintenance and other service agreements.

Cayman Islands

We have been operating our business on Grand Cayman since 1973 and have been using reverse osmosis technology to convert seawater to potable water since 1989. The Cayman Islands have a limited natural supply of fresh water. We have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to the Seven Mile Beach and West Bay areas of Grand Cayman. Our Grand Cayman operations consist of three company-owned seawater reverse osmosis desalination plants which (as of December 31, 2025) provide water to 8,717 retail residential and commercial connections within a government licensed area and three government-owned seawater reverse osmosis plants which supply bulk water to the WAC. Our pipeline system on Grand Cayman Island covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 100 miles of potable water pipe.

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

We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that they seek to restructure the terms of the license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license. See further discussion of this matter at ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Material Commitments, Expenditures and Contingencies – Cayman Water Retail License.

The Bahamas

CW-Bahamas produces potable water from two seawater reverse osmosis desalination plants. The Windsor plant and the Blue Hills plant are located in Nassau, New Providence and have a total installed capacity of 14.8 million gallons per day. CW-Bahamas supplies water from these plants to the WSC under long-term supply agreements. During 2025, we supplied approximately 4.8 billion gallons of water to the WSC from these plants, which is consistent with the 4.8 billion gallons supplied during 2024.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable. Representatives of the Bahamas government have informed us that their delays in paying our accounts receivables did/do not reflect any type of dispute with us with respect to the amounts owed. To date, all amounts due from CW-Bahamas were eventually paid in full, and we believe that the present accounts receivable from the WSC are fully collectible. Such accounts receivable balances due from The Bahamas government amounted to $20.7 million as of December 31, 2025. See further discussion of this matter at ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - CW-Bahamas Liquidity.

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

For 2025 and 2024, we elected to assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment testing we have conducted in prior years for our reporting units. We assessed the relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units are less than their carrying values. The events and circumstances assessed for each reporting unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events. Based upon this qualitative assessment, we determined that it is more likely than not that the fair values of our reporting units exceeded their carrying values as of December 31, 2025 and 2024.

In late July 2021, a major customer communicated to Aerex that its purchases of a specialized product from Aerex in 2022 and subsequent years would be at substantially reduced annual amounts, as compared to the amounts it had purchased from Aerex in prior years. As a result, our updated sales estimate for this customer based on this new information was substantially below the sales we anticipated to this customer for 2022 and subsequent years that we used in the discounted cash flow projections we prepared for purposes of testing our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. Furthermore, Aerex’s efforts to replace the revenue previously generated from this customer with revenue from existing and new customers were adversely impacted by negative economic conditions (caused in part by the COVID-19 pandemic). These negative economic conditions also increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials, and adversely affected the overall financial condition of Aerex’s current and prospective customers. Accordingly, in light of this new information from Aerex’s former major customer, and the on-going weak economic conditions that we believed would continue through 2022, we updated our projections of future cash flows for the manufacturing reporting unit and tested its goodwill for possible impairment as of June 30, 2021 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. Based upon this testing, we determined that the carrying value of our manufacturing reporting unit exceeded its fair value by $2.9 million, and we recorded an impairment loss to reduce our manufacturing segment’s goodwill by this amount for the three months ended June 30, 2021.

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

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

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

On August 22, 2016, the Public Private Partnership Agreement for the Project (the “APP Contract”) was executed between AdR, the State Water Commission of Baja California (“CEA”), and the Government of Baja California as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract required AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The first phase was to be operational within 36 months of commencing construction and the second phase was to be operational by January 2025. The APP Contract further required AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, ownership of the plant and aqueduct would have been transferred to CEA.

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

AdR was officially terminated/dissolved in the first quarter of 2026. We are presently in the process of legally terminating/dissolving CW-Cooperatief and NSC and expect to complete this process by mid-2026.

Our net income (loss) from discontinued operations for 2025 and 2024 was ($290,635) and $10,355,184, respectively.

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2025 was $18,336,673 ($1.14 per share on a fully diluted basis), as compared to $28,237,554 ($1.77 per share on a fully diluted basis) for 2024.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the year ended December 31, 2025 as compared to the year ended December 31, 2024 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2025 was $18,627,308 ($1.16 per share on a fully diluted basis), as compared to $17,882,370 ($1.12 per share on a fully diluted basis) for 2024.

Revenue for 2025 decreased to $132,073,368 from $133,966,633 in 2024, due to decreases in the revenue from our services and bulk segments. Gross profit for 2025 was $48,378,810 (37% of total revenue) as compared to $45,624,448 (34% of total revenue) for 2024. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative expenses (“G&A expenses”) on a consolidated basis increased to $30,116,328 for 2025 as compared to $27,537,436 for 2024. The principal factors for the increase in G&A expenses for 2025 were incremental (i) employee costs of almost $1.3 million arising from new hires, pay increases and increased benefits costs; (ii) legal and professional fees of approximately $503,000; and (iii) information technology expenses of approximately $334,000 incurred for the implementation of a new retail billing system.

Other income, net, increased to $3,024,944 in 2025, as compared to $2,393,676 in 2024 primarily due to $575,850 of additional interest income earned on higher balances of interest earning assets.

Results by Segment

Retail Segment:

The retail segment generated $15,300,161 of income from operations for 2025 as compared to $14,280,948 for 2024.

Revenue generated by our retail water operations increased to $33,587,952 in 2025 from $31,741,343 in 2024 due to an 8.3% increase in the volume of water sold. The amount of water Cayman Water sold in 2025 (1.09 billion gallons) was the highest in our history. We believe this volume increase in water sold resulted from significantly lower rainfall on Grand Cayman (which was 40% below the 30-year average and 45% lower than 2024) and a 6.6% increase in the number of customer accounts in our license area from December 31, 2024 to December 31, 2025.

As a result of the revenue increase, retail segment gross profit increased in both total dollars and as a percentage of revenue to $18,994,259 (57% of retail revenue) for 2025 as compared to $17,542,255 (55% of retail revenue) for 2024.

Retail G&A expenses increased to $3,734,676 for 2025 as compared to $3,263,593 for 2024 due to incremental technology expenses of approximately $334,000 resulting from the ongoing implementation of a new billing system.

Bulk Segment:

The bulk segment contributed $9,396,351 and $8,748,052 to our income from operations for 2025 and 2024, respectively.

Bulk segment revenue was $33,481,307 and $33,673,387 for 2025 and 2024, respectively. The decrease in bulk revenue from 2024 to 2025 reflects a decrease in the price of energy for CW-Bahamas, which decreased the energy pass-through component of CW-Bahamas’ rates.

Gross profit for our bulk segment was $11,011,110 (33% of bulk revenue) and $10,313,027 (31% of bulk revenue) for 2025 and 2024, respectively. Gross profit as a percentage of revenue increased slightly in 2025 as compared to 2024 due to improved plant efficiency and reductions in various operating expenses.

Bulk segment G&A expenses remained relatively consistent at $1,614,759 for 2025 as compared to $1,564,975 for 2024.

Services Segment:

The services segment contributed $4,028,856 and $6,392,259 to our income from operations for 2025 and 2024, respectively.

Services segment revenue decreased to $46,312,325 for 2025 compared to $50,956,489 for 2024. Construction revenue declined to $13,470,641 in 2025 as compared to $18,602,919 in 2024, as we recognized $8.2 million of additional revenue from PERC’s contract with Liberty Utilities and $1.3 million in revenue from the Red Gate contract in Grand Cayman in 2024. These contracts were substantially completed in mid-2024. Construction revenue recognized on the Hawaii contract also declined by $2.9 million in 2025 due to the completion of the pilot plant testing phase of the project. These decreases in construction revenue were partially offset by construction revenue generated under new contracts. Revenue generated under operations and maintenance contracts increased to $32,075,046 in 2025 from $29,307,405 in 2024 due to incremental revenue generated by both PERC and REC. Design and consulting revenue decreased to approximately $767,000 in 2025 from approximately $3.0 million in 2024 due to the completion in the fourth quarter of 2024 of a contract for a major plant commissioning and startup project.

The gross profit for the services segment decreased to $11,862,481 (26% of services revenue) in 2025 as compared to $12,444,954 (24% of services revenue) for 2024 due to the decrease in construction and design and consulting revenue.

We have been informed by one of our significant operations and maintenance customers that it will not extend its existing contract with PERC beyond its expiration date in March 2026. We recognized approximately $5.5 million and $1.8 million in revenue and gross profit, respectively, under this contract in 2025.

G&A expenses for the services segment increased to $7,885,756 for 2025 as compared to $6,055,409 for 2024 primarily due to incremental employee costs of $1,181,678 attributable to new hires and salary increases and an increase of $301,173 in the provision for credit losses for the services segment.

In June 2023, we (through our subsidiary Kalaeloa Desalco) executed a contract with the Honolulu Board of Water Supply (“BWS”) to construct and operate a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii, and since that time we have been engaged in the design and development phase for construction of the plant. We have achieved major project milestones under this phase of the project, (i) including successful pilot plant testing, (ii) receipt of confirmation from BWS that we are able to produce water that is a “reasonable match” to the quality of BWS’s current water supply and that we are able to produce water that causes “no detrimental impact” to the BWS water system or their customers’ assets, and (iii) completion of the plant design.

We are required to obtain federal, state, regional and local permits, licenses and other government approvals as a condition to commencing and completing construction and initiating operations. The permitting process for a project of this scale and complexity is inherently iterative and subject to review by multiple regulatory authorities, public comment procedures and, in certain instances, interagency coordination. During the year ended December 31, 2025, and continuing through the time of the filing of this Annual Report on Form 10-K, we and BWS have experienced delays in obtaining certain required permits and related governmental approvals. These delays have resulted in a corresponding deferral of certain project milestones and a delay in the commencement of plant construction.

Pursuant to the terms of the contract, we are entitled to extensions of time for performance should delays arise from the failure to obtain required permits or other governmental approvals, provided that we have satisfied certain contractually specified conditions, including the exercise of all reasonable efforts to obtain such permits or other governmental approvals. We believe that we have complied in all material respects with the contractual prerequisites necessary to obtain relief in respect of such delays. Based on ongoing discussions with representatives of the BWS and its advisors, we currently expect that appropriate extensions of time will be granted to Kalaeloa Desalco to reflect the impact of the permitting delays on the project schedule. However, until formal change orders, amendments or written confirmations are executed, there can be no assurance as to the timing, scope or terms of any such extensions, or if such extensions will be granted at all.

The ultimate duration and economic burden of the permitting process remain subject to factors outside of our control, including the workload and resource constraints of applicable regulatory authorities, the timing and outcome of required public processes, the resolution of technical comments or requests for supplemental information and the potential for administrative or judicial challenges. To the extent that Kalaeloa Desalco does not receive the anticipated extensions of time, or if the extensions granted are insufficient to accommodate the full period of delay, Kalaeloa Desalco could be exposed to contractual remedies available to the BWS, which may include the assessment of liquidated damages, the withholding of milestone payments, or termination of the contract.

At the time of the filing of this Annual Report on Form 10-K, Kalaeloa Desalco is continuing to advance the permitting process, respond to regulatory inquiries and coordinate with the BWS to mitigate schedule impacts. Kalaeloa Desalco also is evaluating potential adjustments to sequencing and procurement activities designed to reduce the effect of the delays on the overall project economics. Although we do not currently expect the permitting delays to result in a material adverse effect on our consolidated financial position, the deferral of construction activities has shifted anticipated revenue recognition and associated cash flows related to the Hawaii desalination plant project into future periods. We will continue to assess the impact of these developments on our estimates of total project costs, timing of performance obligations and variable consideration, and will update our disclosures as appropriate in future periodic or current reports.

Manufacturing Segment:

The manufacturing segment contributed $4,413,201 and $2,867,405 to our income from operations in 2025 and 2024, respectively.

Manufacturing revenue increased to $18,691,784 for 2025 as compared to $17,595,414 for 2024.

Manufacturing gross profit was $6,510,960 (35% of manufacturing revenue) for 2025 as compared to a gross profit of $5,324,212 (30% of manufacturing revenue) for 2024. The increase in manufacturing gross profit in dollars and as a percentage of revenue results from increased production activity, production efficiencies and a higher margin product mix.

G&A expenses for the manufacturing segment decreased to $2,102,759 for 2025 as compared to $2,456,807 for 2024 due to a decrease in the provision for credit losses for the manufacturing segment of approximately $359,000 in 2025.

Corporate:

Corporate G&A expenses increased to $14,778,378 for 2025 as compared to $14,196,652 for 2024 as a result of approximately $291,000 in incremental professional fees and smaller increases in various other expense accounts.

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

Services segment revenue decreased to $50,956,489 for 2024 compared to $97,966,650 for 2023. Construction revenue was $18,602,919 in 2024 as compared to $77,306,704 in 2023. We recognized approximately $8.5 million and $64 million in construction revenue for the Liberty Utilities contract for the construction of a water treatment plant in Goodyear, Arizona in 2024 and 2023, respectively. This contract was completed in mid-2024. Revenue generated under operations and maintenance contracts increased to $29,307,405 in 2024 from $19,368,365 in 2023. Revenue from REC, which was acquired in October 2023, constituted $6,069,342 of this operations and maintenance contracts revenue increase and the remainder of the increase related to new PERC contracts. Design and consulting revenue increased to approximately $3.0 million in 2024 from approximately $1.3 million in 2023.

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

G&A expenses for the manufacturing segment increased to $2,456,807 for 2024 as compared to $1,838,284 for 2023 principally due to an increase in the provision for credit losses for the manufacturing segment of approximately $336,000 in 2024.

Corporate:

Corporate G&A expenses increased slightly to $14,196,652 for 2024 as compared to $13,926,846 for 2023. This increase reflects almost $1.2 million incremental audit, consulting and legal fees arising primarily from the Company’s change in S.E.C. filing status from a small reporting company to an accelerated filer.

FINANCIAL CONDITION

The significant changes in the components of our consolidated balance sheet as of December 31, 2025 as compared to December 31, 2024 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable decreased by approximately $6.8 million, primarily due to a $7.6 million decrease in CW-Bahamas’ accounts receivable.

Current inventory decreased by $5.2 million, primarily due to a decrease of $5.1 million in Aerex’s inventory resulting from the consumption of materials used in product production.

Contract assets decreased by approximately $1.2 million, primarily due to a $1.1 million decrease in Aerex’s contract assets.

Property, plant and equipment, net, increased by approximately $2.7 million, primarily due to the completion of the expansion of Aerex’s manufacturing facility, transfers from construction in progress relating to the new West Bay plant, and the purchase of specialized equipment for the services segment, partially offset by the scheduled depreciation of fixed assets.

Construction in progress increased by approximately $1.6 million, primarily due to $3.2 million spent on the CW-Bahamas Cat Island plant construction, partially offset by a decrease of $1.7 million resulting from the additional capitalization of completed and in-use components of the West Bay plant expansion in Grand Cayman.

Contract liabilities increased by approximately $2.4 million, primarily due to the Kalaeloa Desalco construction project.

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

Liquidity Position

Our projected liquidity requirements for 2026 include capital expenditures for our existing operations of approximately $11.1 million, which includes approximately $1.0 million to be incurred during the first half of 2026 for a project in the Bahamas. We paid approximately $2.3 million in dividends in January 2026. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board.

As of December 31, 2025, we had cash and cash equivalents of $123.8 million and working capital of $141.9 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $20.7 million and $28.4 million as of December 31, 2025 and 2024. Approximately 71% and 81% of the accounts receivable balances were delinquent as of those dates, respectively. As of February 28, 2026, this receivable amounted to $22.6 million, of which 75% was delinquent. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of December 31, 2025, or prior periods.

We continue to be in frequent contact with officials of The Bahamas government, who continue to express their intention to significantly reduce CW-Bahamas’ delinquent accounts receivable balances. However, we are unable to determine when or if such reduction will occur.

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

Discussion of Cash Flows for the Year Ended December 31, 2025

Our cash and cash equivalents increased to $123,788,390 as of December 31, 2025 from $99,350,121 as of December 31, 2024.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $41,713,571. This net cash provided reflects net income generated for the year ended December 31, 2025 of $18,929,852 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components includes depreciation and amortization of $6,903,438, a decrease in accounts receivable of $6,519,621 attributable principally to CW-Bahamas, a decrease in inventory of $4,240,636 and an increase in contract liabilities of $2,401,980.

Cash Flows from Investing Activities

Net cash used in our investing activities was $8,439,222 primarily for additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used in our financing activities was $8,950,163, almost all of which related to the payment of dividends.

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2025, 2024, and 2023 we generated approximately 26%, 24% and 17%, respectively, of our consolidated revenue and 39%, 38% and 26%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”) and, in April 2017, passed supplemental legislation which transferred responsibility for economic regulation of the water utility sector and the negotiations with us for a new retail license to OfReg.

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

We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that they seek to restructure the terms of the license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license. We are presently unable to determine what impact the resolution of our retail license negotiations will have on our consolidated financial condition, results of operations, or cash flows but such resolution could result in a material reduction (or the loss) of the operating income and cash flows we have historically generated from our retail operations and could require us to record impairment losses to reduce the carrying values of our retail segment assets. Such impairment losses could have a material adverse impact on our consolidated financial condition and results of operations.

CW-Bahamas Supply Guarantees

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

Adoption of New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The Company adopted the standard as of December 31, 2025, including a recast of 2024 and 2023 information, by including additional required disclosures within the Notes to the Consolidated Financial Statements. See Note 11—Income Taxes for further details. There was no impact on our consolidated financial position, results of operations or cash flows.

Effect of Newly Issued but not yet Effective Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public companies to disclose, in the notes to financial statements, specific information about certain costs and expenses at each interim and annual reporting period. The amended ASU is effective on a prospective basis for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact of this guidance.

Dividends

●	On January 31, 2025, we paid a dividend of $0.11 to shareholders of record on January 2, 2025.
●	On April 30, 2025, we paid a dividend of $0.11 to shareholders of record on April 1, 2025.
●	On July 31, 2025, we paid a dividend of $0.14 to shareholders of record on July 1, 2025.
●	On October 31, 2025, we paid a dividend of $0.14 to shareholders of record on October 1, 2025.
●	On January 30, 2026, we paid a dividend of $0.14 to shareholders of record on January 2, 2026.
●	On February 17, 2026, our Board declared a dividend of $0.14 payable on April 30, 2026 to shareholders of record on April 1, 2026.

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

Impact of Inflation

Under the terms of our bulk water sales agreements in The Cayman Islands, The Bahamas and the British Virgin Islands, our water rates are automatically adjusted for inflation on an annual basis. Therefore, the impact of inflation on our gross profit from these revenue sources, measured in consistent dollars, historically has not been material. However, while we have received annual inflation adjustments for the rates we charge under our bulk water agreements, we have not applied to increase the water rates for Cayman Water since January 2018 (despite the inflation that has occurred since that date) due to the delayed resolution of our negotiations with OfReg for a new retail license. While we believe that we are entitled to apply to OfReg for future rate adjustments under the terms of the February 18, 2025 concession agreement with the Cayman Islands government, the denial by OfReg of such application or approval of an increase that is less than the increase in our costs could adversely affect the profitability of our retail segment. Furthermore, our manufacturing segment has in the past been adversely impacted by significant increases in raw material costs and our manufacturing and services segments could suffer similar adverse impacts in the future.

While our operations and maintenance contracts are generally adjusted for inflation on an annual basis, such adjustment for many of these contracts is capped at 3% annually.

Kalaeloa Desalco has signed a contract with the Honolulu Board of Water Supply pursuant to which it presently expects to construct and operate a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii. Approximately 80% of the $147 million price for the construction of this plant is subject to adjustment based upon changes in inflation indices from September 29, 2022 (the date that was 120 days after the original proposal was submitted) until the date that the notice to proceed with construction is issued by the client.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Consolidated Water Co. Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Consolidated Water Co. Ltd. (the “Company”) as of December 31, 2025, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 16, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding and evaluated the design and implementation of the internal controls over management's process related to estimated costs to complete, including controls over management's review of: (i) the development of project budgets and key cost inputs, (ii) the ongoing assessment and revisions to project budgets, and (iii) the ongoing review of project status, including the nature of activities to complete open projects.
●	Evaluating management’s ability to generate reasonable estimated costs to complete through performing a retrospective review of budget to actual variances.
●	Assessing the reasonableness of the estimated costs to complete by evaluating the reasonableness of projects budgets and the nature of costs required to complete the project. Evaluation consists of investigating significant differences or unexpected results that take into consideration known changes in client operations, industry, and/or business conditions.
●	Assessing the accuracy and the occurrence of the actual cost amount used in the percentage of completion by testing a sample of project costs incurred to date.
●	Evaluating the reasonableness of project status by performing inquiries of project managers to assess the nature and costs of activities required to complete the project.
●	Assessing the reasonableness of changes in estimated costs to complete by comparing project profitability estimates in the current period to historical estimates and actual performance including during the period under audit and subsequent to the period end and investigating reasons for changes in expected costs and project margins.

/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2005 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Fort Lauderdale, FL
March 16, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Consolidated Water Co. Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Consolidated Water Co. Ltd. (the “Company”) as of December 31, 2024, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

P
/s/ Marcum LLP

We served as the Company’s auditor from 2005 through April 2025.

West Palm Beach, FL

March 17, 2025

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

ASSETS
Current assets
Cash and cash equivalents	$123,788,390	$99,350,121
Accounts receivable, net	32,768,537	39,580,982
Inventory	3,736,845	8,960,350
Prepaid expenses and other current assets	5,927,675	5,112,183
Contract assets	3,290,815	4,470,243
Current assets of discontinued operations	124,630	272,485
Total current assets	169,636,892	157,746,364
Property, plant and equipment, net	55,151,758	52,432,282
Construction in progress	6,695,656	5,143,717
Inventory, noncurrent	5,563,142	5,338,961
Investment in affiliates	1,186,849	1,504,363
Goodwill	12,861,404	12,861,404
Intangible assets, net	2,101,555	2,696,815
Operating lease right-of-use assets	2,930,441	3,232,786
Other assets	1,437,648	2,356,489
Total assets	$257,565,345	$243,313,181

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$9,620,880	$9,057,179
Accrued compensation	3,039,142	3,336,946
Dividends payable	2,285,317	1,780,841
Current maturities of operating leases	661,047	634,947
Current portion of long-term debt	47,549	126,318
Contract liabilities	11,528,634	9,126,654
Deferred revenue	248,719	365,879
Current liabilities of discontinued operations	271,159	509,745
Total current liabilities	27,702,447	24,938,509
Long-term debt, noncurrent	25,954	70,320
Deferred tax liabilities	707,444	210,893
Noncurrent operating leases	2,297,161	2,630,812
Other liabilities	153,000	153,000
Total liabilities	30,886,006	28,003,534
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 39,507 and 44,004 shares, respectively	23,704	26,402
Common stock, $0.60 par value. Authorized 24,800,000 shares; issued and outstanding 15,945,233 and 15,846,345 shares, respectively	9,567,140	9,507,807
Additional paid-in capital	95,310,630	93,550,905
Retained earnings	116,749,048	106,875,581
Total Consolidated Water Co. Ltd. stockholders' equity	221,650,522	209,960,695
Non-controlling interests	5,028,817	5,348,952
Total equity	226,679,339	215,309,647
Total liabilities and equity	$257,565,345	$243,313,181

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023
Revenue	$132,073,368	$133,966,633	$180,211,233
Cost of revenue	83,694,558	88,342,185	118,284,128
Gross profit	48,378,810	45,624,448	61,927,105
General and administrative expenses	30,116,328	27,537,436	24,752,366
Gain on asset dispositions, net	97,709	197,786	(7,112)
Income from operations	18,360,191	18,284,798	37,167,627

Other income (expense):
Interest income	2,670,040	2,094,190	696,408
Interest expense	(4,420)	(101,847)	(145,284)
Equity in the earnings of affiliates	227,886	269,455	169,728
Other	131,438	131,878	107,461
Other income, net	3,024,944	2,393,676	828,313
Income before income taxes	21,385,135	20,678,474	37,995,940
Provision for income taxes	2,164,648	2,218,514	6,750,014
Net income from continuing operations	19,220,487	18,459,960	31,245,926
Income from continuing operations attributable to non-controlling interests	593,179	577,590	573,791
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	18,627,308	17,882,370	30,672,135
Net income (loss) from discontinued operations	(290,635)	10,355,184	(1,086,744)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$18,336,673	$28,237,554	$29,585,391

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$1.17	$1.13	$1.95
Discontinued operations	(0.02)	0.65	(0.07)
Basic earnings per share	$1.15	$1.78	$1.88

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$1.16	$1.12	$1.93
Discontinued operations	(0.02)	0.65	(0.07)
Diluted earnings per share	$1.14	$1.77	$1.86

Dividends declared per common and redeemable preferred shares	$0.53	$0.41	$0.36

Weighted average number of common shares used in the determination of:
Basic earnings per share	15,923,032	15,832,328	15,739,056
Diluted earnings per share	16,008,063	15,935,962	15,865,897

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Redeemable				Additional			Total
	preferred stock		Common stock		paid-in	Retained	Non-controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2022	34,383	$20,630	15,322,875	$9,193,725	$89,205,159	$61,247,699	$8,096,976	$167,764,189
Issuance of share capital	13,309	7,985	68,864	41,319	(49,304)	—	—	—
Conversion of preferred stock	(8,848)	(5,309)	8,848	5,309	—	—	—	—
Buyback of preferred stock	(203)	(122)	—	—	(1,708)	—	—	(1,830)
Net income	—	—	—	—	—	29,585,391	573,791	30,159,182
Purchase of remaining non-controlling interest in PERC	—	—	368,383	221,030	1,006,248		(3,667,305)	(2,440,027)
Exercise of options	5,656	3,394	2,575	1,544	94,826	—	—	99,764
Dividends declared	—	—	—	—	—	(5,684,270)	—	(5,684,270)
Stock-based compensation	—	—	—	—	1,933,666	—	—	1,933,666
Balance as of December 31, 2023	44,297	26,578	15,771,545	9,462,927	92,188,887	85,148,820	5,003,462	191,830,674
Issuance of share capital	5,904	3,542	68,832	41,299	(44,841)	—	—	—
Conversion of preferred stock	(5,968)	(3,581)	5,968	3,581	—	—	—	—
Buyback of preferred stock	(1,272)	(763)	—	—	(13,851)	—	—	(14,614)
Net income	—	—	—	—	—	28,237,554	577,590	28,815,144
Exercise of options	1,043	626	—	—	23,127	—	—	23,753
Dividends declared	—	—	—	—	—	(6,510,793)	(232,100)	(6,742,893)
Stock-based compensation	—	—	—	—	1,397,583	—	—	1,397,583
Balance as of December 31, 2024	44,004	26,402	15,846,345	9,507,807	93,550,905	106,875,581	5,348,952	215,309,647
Issuance of share capital	8,534	5,120	80,661	48,396	(53,516)	—	—	—
Conversion of preferred stock	(13,287)	(7,973)	13,287	7,973	—	—	—	—
Buyback of preferred stock	(1,764)	(1,057)	—	—	(28,032)	—	—	(29,089)
Net income	—	—	—	—	—	18,336,673	593,179	18,929,852
Stock issued for services rendered	—	—	2,000	1,200	68,240	—	—	69,440
Exercise of options	2,020	1,212	2,940	1,764	71,129	—	—	74,105
Dividends declared	—	—	—	—	—	(8,463,206)	(913,314)	(9,376,520)
Stock-based compensation	—	—	—	—	1,701,904	—	—	1,701,904
Balance as of December 31, 2025	39,507	$23,704	15,945,233	$9,567,140	$95,310,630	$116,749,048	$5,028,817	$226,679,339

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income attributable to Consolidated Water Co. Ltd. stockholders	$18,336,673	$28,237,554	$29,585,391
Income from continuing operations attributable to non-controlling interests	593,179	577,590	573,791
Net income	18,929,852	28,815,144	30,159,182
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land and project documentation	—	(12,134,766)	—
Foreign currency transaction adjustment - discontinued operations	247	64,960	(2,003)
Loss from discontinued operations	290,388	1,714,622	1,088,747
Depreciation and amortization	6,903,438	6,691,658	6,576,454
Deferred income tax provision (benefit)	496,551	(319,887)	(524,999)
Provision for credit losses	292,824	442,828	408,489
Amortization of operating lease right-of-use assets	714,653	617,903	868,057
Stock issued for services rendered	69,440	—	—
Compensation expense relating to stock and stock option grants	1,701,904	1,397,583	1,933,666
(Gain) loss on asset dispositions, net	(97,709)	(197,786)	7,112
Equity in earnings of affiliates	(227,886)	(269,455)	(169,728)
Distribution of earnings from OC-BVI	545,400	227,250	303,000

Change in:
Accounts receivable	6,519,621	(1,796,919)	(10,970,521)
Contract assets	1,179,428	17,082,814	(18,639,335)
Inventory	4,240,636	(3,747,675)	(891,405)
Prepaid expenses and other assets	(585,337)	(361,359)	(755,391)
Accounts payable, accrued expenses and other current liabilities	(31,587)	(2,547,190)	2,268,939
Accrued compensation	(297,804)	176,916	892,447
Contract liabilities	2,401,980	2,889,643	(2,566,910)
Operating lease liabilities	(719,859)	(623,110)	(873,262)
Deferred revenue	(117,160)	48,862	1,192
Net cash provided by operating activities - continuing operations	42,209,020	38,172,036	9,113,731
Net cash used in operating activities - discontinued operations	(495,449)	(1,656,504)	(1,142,969)
Net cash provided by operating activities	41,713,571	36,515,532	7,970,762

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(8,541,364)	(6,696,580)	(5,047,884)
Proceeds from asset dispositions	102,142	446,337	20,808
Investment in affiliate	—	(50,000)	—
Proceeds from Mexico settlement agreement	—	33,261,664	—
Acquisition of REC, net of cash acquired	—	—	(3,419,916)
Purchase of remaining non-controlling interest in PERC	—	—	(2,440,027)
Net cash provided by (used in) investing activities	(8,439,222)	26,961,421	(10,887,019)

Cash flows from financing activities
Dividends paid to common shareholders	(7,936,842)	(6,284,645)	(5,472,790)
Dividends paid to preferred shareholders	(21,888)	(17,962)	(14,228)
Dividends paid to non-controlling interests	(913,314)	(232,100)	—
Buyback of redeemable preferred stock	(29,089)	(14,614)	(1,830)
Proceeds received from exercise of stock options	74,105	23,753	99,764
Principal repayments on long-term debt	(123,135)	(186,586)	(135,481)
Net cash used in financing activities	(8,950,163)	(6,712,154)	(5,524,565)
Net increase (decrease) in cash and cash equivalents	24,324,186	56,764,799	(8,440,822)
Cash and cash equivalents at beginning of period	99,350,121	42,621,898	50,711,751
Cash and cash equivalents at beginning of period - discontinued operations	127,859	91,283	442,252
Less: cash and cash equivalents at end of period - discontinued operations	(13,776)	(127,859)	(91,283)
Cash and cash equivalents at end of period	$123,788,390	$99,350,121	$42,621,898

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

Net foreign currency gains arising from transactions and re-measurements were $39,259, $74,993 and $84,678 for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in “Other income (expense) - Other” in the accompanying consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks, certificates of deposit at banks with an original maturity of three months or less and a money market fund with a brokerage firm. Cash and cash equivalents as of December 31, 2025 and 2024 include $17.0 million and $5.2 million, respectively, of certificates of deposit with an original maturity of three months or less, and $18.1 million and $10.6 million, respectively, in the money market fund.

As of December 31, 2025, the Company had deposits in U.S. banks in excess of federally insured limits of approximately $44.0 million. As of December 31, 2025, the Company held cash in foreign bank accounts of approximately $58.7 million.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances held in The Bahamas as of December 31, 2025 and 2024 were approximately $12.0 million and $7.7 million, respectively.

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

Interest costs directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial amount of time to be ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use. No interest was capitalized during the years ended December 31, 2025 or 2024.

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

For the years ended December 31, 2025 and 2024, the Company elected to assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment testing that was conducted in prior years for its reporting units. The Company assessed the relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units were less than their carrying values. The events and circumstances assessed for each reporting unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events. Based upon this qualitative assessment, the Company determined that it is more likely than not that the fair values of its reporting units exceeded their carrying values as of December 31, 2025 and 2024.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Year Ended December 31,
	2025	2024	2023
Retail revenue	$33,587,952	$31,741,343	$30,158,051
Bulk revenue	33,481,307	33,673,387	34,595,058
Services revenue	46,312,325	50,956,489	97,966,650
Manufacturing revenue	18,691,784	17,595,414	17,491,474
Total revenue	$132,073,368	$133,966,633	$180,211,233

Services revenue consists of the following:

	Year Ended December 31,
	2025	2024	2023
Construction revenue	$13,470,641	$18,602,919	$77,306,704
Operations and maintenance revenue	32,075,046	29,307,405	19,368,365
Design and consulting revenue	766,638	3,046,165	1,291,581
Total services revenue	$46,312,325	$50,956,489	$97,966,650

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

The Company generates construction, operations and maintenance, and design and consulting revenue from PERC and DesalCo; construction revenue from Kalaeloa Desalco; manufacturing revenue from Aerex; and operations and maintenance and consulting revenue from REC.

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

During the years ended December 31, 2025, 2024, and 2023, the Company recognized $13,696,856, $18,613,466 and $77,411,792, respectively, of its services revenue from the transfer of goods or services to customers over time. The remaining services revenue of $32,615,469, $32,343,023 and $20,554,858, respectively, was recognized from the transfer of goods or services to customers when invoiced. During the years ended December 31, 2025, 2024, and 2023, the Company recognized all of its manufacturing revenue from the transfer of goods or services to customers over time.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Comparative amounts: Revenue of $965,487 for 2024 presented in the services segment as design and consulting revenue in the financial statements previously issued for 2024 has been reclassified to construction revenue in the services segment information for 2024 provided herein to conform to the current period’s presentation. Such reclassifications had no effect on consolidated or services segment revenue, gross profit, operating income or net income.

3. Cash and cash equivalents

Cash and cash equivalents are not restricted as to withdrawal or use. As of December 31, 2025 and 2024, the equivalent United States dollars of the Company’s cash and cash equivalents, including those accounts denominated in currencies other than the U.S. dollar, are as follows:

	December 31,
	2025	2024
Bank accounts:
United States dollar	$34,460,275	$39,094,067
Cayman Islands dollar	15,511,230	17,499,492
Bahamian dollar	12,037,796	7,717,705
	62,009,301	64,311,264

Short-term deposits:
United States dollar	54,944,598	31,908,220
Cayman Islands dollar	6,834,491	3,130,637
	61,779,089	35,038,857
Total cash and cash equivalents	$123,788,390	$99,350,121

Transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas.

4. Accounts receivable, net

	December 31,
	2025	2024
Trade accounts receivable	$32,809,474	$39,986,234
Receivable from OC-BVI	47,288	42,515
Other accounts receivable	735,796	373,655
	33,592,558	40,402,404
Allowance for credit losses	(824,021)	(821,422)
Accounts receivable, net	$32,768,537	$39,580,982

The activity for the allowance for credit losses consisted of:

	December 31,
	2025	2024
Opening allowance for credit losses	$821,422	$583,401
Provision for credit losses	292,824	442,828
Accounts written off during the year	(290,225)	(205,467)
Recovery of accounts written off	—	660
Ending allowance for credit losses	$824,021	$821,422

Significant concentrations of credit risk are disclosed in Note 17.

5. Inventory

	December 31,
	2025	2024
Spare parts stock	$8,366,230	$8,341,395
Raw materials	720,602	5,828,568
Consumables stock	181,020	89,689
Water stock	32,135	39,659
Total inventory	9,299,987	14,299,311
Less current portion	3,736,845	8,960,350
Inventory (non-current)	$5,563,142	$5,338,961

6. Contracts in progress

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	December 31,
	2025	2024
Revenue recognized to date on contracts in progress	$127,237,229	$114,590,991
Amounts billed to date on contracts in progress	(138,121,977)	(121,833,354)
Retainage	2,646,929	2,585,952
Net contract liability	$(8,237,819)	$(4,656,411)

The above net balances are reflected in the accompanying consolidated balance sheet as follows:

	December 31,
	2025	2024
Contract assets	$3,290,815	$4,470,243
Contract liabilities	(11,528,634)	(9,126,654)
Net contract liability	$(8,237,819)	$(4,656,411)

The significant increase in contract liabilities from December 31, 2024 to December 31, 2025 is attributable to the Kalaeloa Desalco construction project with the Honolulu Board of Water Supply to construct and operate a seawater reverse osmosis desalination plant in Oahu, Hawaii.

As of December 31, 2025, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $148.8 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $56.7 million during the year ending December 31, 2026 and $92.1 million thereafter. In addition, the Company recognized revenue of approximately $5.5 million in the year ended December 31, 2025, that was included in the contract liability balance as of December 31, 2024.

7. Property, plant and equipment and construction in progress

	December 31,
	2025	2024
Land	$5,903,738	$5,903,738
Land improvement	1,639,615	403,351
Buildings	27,552,216	26,033,866
Plant and equipment	59,933,437	61,089,877
Distribution system	40,639,053	40,402,691
Office furniture, fixtures and equipment	3,398,386	3,277,313
Vehicles	5,072,211	3,830,539
Leasehold improvements	306,545	306,545
Lab equipment	7,404	12,456
	144,452,605	141,260,376
Less accumulated depreciation	89,300,847	88,828,094
Property, plant and equipment, net	$55,151,758	$52,432,282
Construction in progress	$6,695,656	$5,143,717

The Company maintains insurance for loss or damage to all fixed assets that it deems susceptible to loss. During the years ended December 31, 2025, and 2024, $5,883,845 and $1,395,485, respectively, of construction in progress was placed in service. Depreciation expense was $6,128,825, $5,855,935 and $5,823,008 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In May 2024, the Company, through CW-Cooperatief; NSC, and AdR, entered into a settlement agreement (the “Settlement Agreement”) with the State and Banco Nacional de Obras y Servicios Públicos, S.N.C., as trustee under the trust agreement for the trust named Fondo Nacional de Infraestructura (the “Trust”). Under the Settlement Agreement, CW-Cooperatief requested that ICSID discontinue the arbitration and on May 31, 2024, ICSID issued an order discontinuing the arbitration. Pursuant to the Settlement Agreement, the Trust purchased the 20.1 hectares of land on which the Project’s plant was to be constructed, including related rights of way (the “Land”), on an “as-is” basis, from NSC for MXN$596,144,000. The sale of the Land to the Trust was closed on June 14, 2024 at which time the MXN$596,144,000 was paid to the Company and converted at the prevailing exchange rate on that date into US$31,959,685.

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

The Company’s net income (losses) from discontinued operations for the years ended December 31, 2025, 2024 and 2023 were ($290,635), $10,355,184, and ($1,086,744), respectively.

Summarized financial information for the discontinued Mexico project development operation is as follows:

	December 31,	December 31,
	2025	2024
Cash	$13,776	$127,859
Prepaid expenses and other current assets	110,854	144,626
Total assets of discontinued operations	$124,630	$272,485

Total liabilities of discontinued operations	$271,159	$509,745

	Year Ended December 31,
	2025	2024	2023
Loss from discontinued operations	$(290,635)	$(1,779,582)	$(1,086,744)
Gain on sale of land and project documentation	$—	$12,134,766	$—

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

The costs and accumulated amortization for these assets were as follows:

	December 31,
	2025	2024
Cost
Non-compete agreements	$268,590	$268,590
Trade names	3,096,900	3,096,900
Customer relationships	442,900	442,900
Facility management contracts	2,200,000	2,200,000
	6,008,390	6,008,390
Accumulated amortization
Non-compete agreements	(120,865)	(67,147)
Trade names	(1,519,535)	(1,313,075)
Customer relationships	(66,435)	(36,908)
Facility management contracts	(2,200,000)	(1,894,445)
	(3,906,835)	(3,311,575)
Intangible assets, net	$2,101,555	$2,696,815

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

2026	$289,705
2027	289,705
2028	276,275
2029	235,987
2030	235,987
Thereafter	773,896
$2,101,555

Amortization expense was $595,260, $656,370 and $574,093 for the years ended December 31, 2025, 2024 and 2023, respectively.

10. Leases

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the consolidated balance sheets:

	December 31,
	2025	2024
ASSETS
Noncurrent
Operating lease right-of-use assets	$2,930,441	$3,232,786
Total operating lease right-of-use assets	$2,930,441	$3,232,786

LIABILITIES
Current
Current maturities of operating leases	$661,047	$634,947
Noncurrent
Noncurrent operating leases	2,297,161	2,630,812
Total lease liabilities	$2,958,208	$3,265,759

Weighted average remaining lease term:
Operating leases	4.2 years	5.0 years

Weighted average discount rate:
Operating leases	6.55%	6.56%

The components of lease costs were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$854,452	$847,540	$751,261
Short-term lease costs	349,498	361,176	217,640
Lease costs - discontinued operations	7,016	31,946	45,979
Total lease costs	$1,210,966	$1,240,662	$1,014,880

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$899,511	$924,461	$760,847
Operating cash outflows for operating leases - discontinued operations	—	—	11,337

Future lease payments relating to the Company's operating lease liabilities from continuing operations as of December 31, 2025 are as follows:

Years ending December 31,	Total
2026	$839,297
2027	813,538
2028	833,242
2029	541,378
2030	296,859
Thereafter	74,159
Total future lease payments	3,398,473
Less: imputed interest	(440,265)
Total lease obligations	2,958,208
Less: current obligations	(661,047)
Noncurrent lease obligations	$2,297,161

11. Income taxes

The components of income before income taxes for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Foreign (not subject to income taxes)	$12,274,013	$10,699,269	$10,002,233
Mexico	(131,596)	10,922,374	(742,367)
United States	8,952,083	9,412,015	27,649,330
	21,094,500	31,033,658	36,909,196
Discontinued operations	290,635	(10,355,184)	1,086,744
	$21,385,135	$20,678,474	$37,995,940

The Company’s provision for (benefit from) income taxes for the years ended December 31, 2025, 2024, and 2023, which related to U.S. operations, consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$1,160,917	$2,282,566	$5,611,360
State	507,180	255,835	1,663,653
Foreign	—	—	—
Total current income tax provision (benefit)	1,668,097	2,538,401	7,275,013
Deferred:
Federal	457,068	(267,100)	(276,070)
State	39,483	(52,787)	(248,929)
Foreign	—	—	—
Total deferred income tax provision (benefit)	496,551	(319,887)	(524,999)
Total provision for (benefit from) income taxes	$2,164,648	$2,218,514	$6,750,014

A reconciliation of the U.S. statutory federal tax rate to the effective rate for the year ended December 31, 2025:

	Year Ended December 31,
	2025
	Amount	Percent
U.S. statutory federal tax rate	$4,490,879	21.00%
State and local income taxes, net of federal effect (a)	440,154	2.06%
Foreign tax effects - tax rate differential
Cayman Islands	(1,265,705)	(5.92)%
The Bahamas	(1,363,912)	(6.38)%
Nontaxable or nondeductible items	(135,296)	(0.63)%
Other adjustments	(1,472)	(0.01)%
Effective tax rate	$2,164,648	10.12%
(a)	State taxes in California made up the majority (greater than 50 percent) of the tax effect in the State and local income taxes category.

Below is a tabular rate reconciliation previously disclosed for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
	Amount	Percent	Amount	Percent
U.S. statutory federal rate	$4,342,478	21.00%	$7,979,149	21.00%
State taxes, net of federal effect	149,323	0.72%	1,093,433	2.88%
Foreign rate differential	(2,365,946)	(11.45)%	(2,172,793)	(5.71)%
Permanent items	94,551	0.46%	(120,739)	(0.32)%
Change in valuation allowance	(1,892)	—%	(29,036)	(0.08)%
Effective tax rate	$2,218,514	10.73%	$6,750,014	17.77%

The tax effects of significant items comprising the Company’s net long-term deferred tax liability as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Continuing Operations
Deferred tax assets:
Net operating loss carryforwards	$212,772	$80,285
Accruals and reserves	220,343	209,549
Operating lease liabilities	439,254	425,797
Capitalized research expenditures	—	316,937
Others	156,196	88,750
Valuation allowances	—	—
	1,028,565	1,121,318
Deferred tax liabilities:
Property and equipment	764,116	239,830
Intangible assets	525,359	672,973
Operating lease right-of-use assets	433,058	419,408
Others	13,476	—
	1,736,009	1,332,211

Net deferred tax liabilities	$(707,444)	$(210,893)

As of December 31, 2025, the Company’s continuing operations have a federal net loss carryforward of approximately $914,000 and a state net loss carryforward of approximately $552,000. The net operating losses (“NOLs”) generated in taxable years beginning before January 1, 2018, may be carried forward up to 20 taxable years. The unused federal NOLs will expire on various dates starting from 2030. For NOLs generated in taxable years beginning after December 31, 2017, they are carried forward indefinitely until used and never expire.

The Company made tax payments, net of refunds received during the year ended December 31, 2025, as follows:

December 31,
2025
Jurisdiction
United States	$1,989,000
Florida	203,000
Other States	175,076
Net Payment	$2,367,076

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

The following summarizes information related to the computation of basic and diluted EPS:

	Year Ended December 31,
	2025	2024	2023
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$18,627,308	$17,882,370	$30,672,135
Less: preferred stock dividends	(22,572)	(18,595)	(15,513)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	18,604,736	17,863,775	30,656,622
Income (loss) from discontinued operations	(290,635)	10,355,184	(1,086,744)
Net income available to common shares in the determination of basic earnings per common share	$18,314,101	$28,218,959	$29,569,878

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,923,032	15,832,328	15,739,056
Plus:
Weighted average number of preferred shares outstanding during the period	41,907	44,257	39,885
Potential dilutive effect of unexercised options and unvested stock grants	43,124	59,377	86,956
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	16,008,063	15,935,962	15,865,897

13. Dividends

Interim dividends declared on common stock and redeemable preferred stock for each quarter of the years ended December 31, 2025, 2024, and 2023, were as follows:

	2025	2024	2023
First Quarter	$0.11	$0.095	$0.085
Second Quarter	0.14	0.095	0.085
Third Quarter	0.14	0.11	0.095
Fourth Quarter	0.14	0.11	0.095
	$0.53	$0.41	$0.36

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

The accounting policies of the segments are consistent with those described in Note 2. All intercompany transactions are eliminated for segment presentation purposes. Intersegment revenue transactions are insignificant to the Company and are eliminated. Segment information previously disclosed in 2023 did not separately disclose those expenses currently reported in the corporate segment, as such expenses were previously included in the retail segment. The 2023 segment information provided herein has been recast to conform to the current period presentation.

The Company’s segments are strategic business units that are managed separately because each segment sells different products and/or services, serves customers with distinctly different needs and generates different gross profit margins.

The following sets forth the Company’s income statements by segment.

	Year Ended December 31, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$33,587,952	$33,481,307	$46,312,325	$18,691,784	$—	$132,073,368
Cost of revenue	14,593,693	22,470,197	34,449,844	12,180,824	—	83,694,558
Gross profit	18,994,259	11,011,110	11,862,481	6,510,960	—	48,378,810
General and administrative expenses	3,734,676	1,614,759	7,885,756	2,102,759	14,778,378	30,116,328
Gain on asset dispositions, net	40,578	—	52,131	5,000	—	97,709
Income (loss) from operations	15,300,161	9,396,351	4,028,856	4,413,201	(14,778,378)	18,360,191
Interest income	171,351	772,514	839,190	3	886,982	2,670,040
Interest expense	—	—	(4,420)	—	—	(4,420)
Income (loss) from affiliates	—	—	—	(29,354)	257,240	227,886
Other	71,262	(9,322)	69,735	344	(581)	131,438
Other income (loss), net	242,613	763,192	904,505	(29,007)	1,143,641	3,024,944
Income (loss) before income taxes	15,542,774	10,159,543	4,933,361	4,384,194	(13,634,737)	21,385,135
Provision for income taxes	—	—	1,132,590	1,026,316	5,742	2,164,648
Net income (loss) from continuing operations	15,542,774	10,159,543	3,800,771	3,357,878	(13,640,479)	19,220,487
Income from continuing operations attributable to non-controlling interests	—	593,179	—	—	—	593,179
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$15,542,774	$9,566,364	$3,800,771	$3,357,878	$(13,640,479)	18,627,308
Net loss from discontinued operations						(290,635)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$18,336,673

	Year Ended December 31, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$31,741,343	$33,673,387	$50,956,489	$17,595,414	$—	$133,966,633
Cost of revenue	14,199,088	23,360,360	38,511,535	12,271,202	—	88,342,185
Gross profit	17,542,255	10,313,027	12,444,954	5,324,212	—	45,624,448
General and administrative expenses	3,263,593	1,564,975	6,055,409	2,456,807	14,196,652	27,537,436
Gain on asset dispositions, net	2,286	—	2,714	—	192,786	197,786
Income (loss) from operations	14,280,948	8,748,052	6,392,259	2,867,405	(14,003,866)	18,284,798
Interest income	198,180	865,584	458,732	4	571,690	2,094,190
Interest expense	(93,368)	—	(8,409)	—	(70)	(101,847)
Income from affiliates	—	—	—	16,701	252,754	269,455
Other	78,647	39,625	(5,634)	11,993	7,247	131,878
Other income, net	183,459	905,209	444,689	28,698	831,621	2,393,676
Income (loss) before income taxes	14,464,407	9,653,261	6,836,948	2,896,103	(13,172,245)	20,678,474
Provision for income taxes	—	—	1,528,398	672,040	18,076	2,218,514
Net income (loss) from continuing operations	14,464,407	9,653,261	5,308,550	2,224,063	(13,190,321)	18,459,960
Income from continuing operations attributable to non-controlling interests	—	577,590	—	—	—	577,590
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$14,464,407	$9,075,671	$5,308,550	$2,224,063	$(13,190,321)	17,882,370
Net income from discontinued operations						10,355,184
Net income attributable to Consolidated Water Co. Ltd. stockholders						$28,237,554

	Year Ended December 31, 2023
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$30,158,051	$34,595,058	$97,966,650	$17,491,474	$—	$180,211,233
Cost of revenue	13,891,229	24,128,132	66,797,762	13,467,005	—	118,284,128
Gross profit	16,266,822	10,466,926	31,168,888	4,024,469	—	61,927,105
General and administrative expenses	2,978,164	1,737,264	4,271,808	1,838,284	13,926,846	24,752,366
Gain (loss) on asset dispositions, net	(21,716)	12,720	—	2,233	(349)	(7,112)
Income (loss) from operations	13,266,942	8,742,382	26,897,080	2,188,418	(13,927,195)	37,167,627
Interest income	181,468	362,422	151,706	4	808	696,408
Interest expense	(123,867)	—	(21,417)	—	—	(145,284)
Income from affiliate	—	—	—	—	169,728	169,728
Other	93,795	10,793	1,024	2,020	(171)	107,461
Other income, net	151,396	373,215	131,313	2,024	170,365	828,313
Income (loss) before income taxes	13,418,338	9,115,597	27,028,393	2,190,442	(13,756,830)	37,995,940
Provision (benefit) for income taxes	—	—	6,388,457	440,111	(78,554)	6,750,014
Net income (loss) from continuing operations	13,418,338	9,115,597	20,639,936	1,750,331	(13,678,276)	31,245,926
Income from continuing operations attributable to non-controlling interests	—	573,791	—	—	—	573,791
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$13,418,338	$8,541,806	$20,639,936	$1,750,331	$(13,678,276)	30,672,135
Net loss from discontinued operations						(1,086,744)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$29,585,391

The Company’s cost of revenue consists of:

	Year Ended December 31, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$16,416,318	$9,043,929	$—	$25,460,247
Employee costs	3,039,052	2,103,790	16,721,727	2,452,499	—	24,317,068
Electricity	4,527,864	4,177,008	138,467	44,415	—	8,887,754
Fuel oil	—	7,477,674	—	—	—	7,477,674
Depreciation	2,510,023	2,794,444	416,486	190,351	—	5,911,304
Maintenance	934,015	2,001,297	413,831	313,657	—	3,662,800
Insurance	717,718	1,475,176	99,034	—	—	2,291,928
Retail license royalties	2,120,923	—	—	—	—	2,120,923
Other	744,098	2,440,808	243,981	135,973	—	3,564,860
	$14,593,693	$22,470,197	$34,449,844	$12,180,824	$—	$83,694,558

	Year Ended December 31, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$3,787	$20,366,236	$9,535,078	$—	$29,905,101
Employee costs	2,895,606	2,069,920	17,062,858	2,042,518	—	24,070,902
Electricity	4,755,308	3,864,863	212,337	33,551	—	8,866,059
Fuel oil	—	8,330,914	—	—	—	8,330,914
Depreciation	2,427,254	2,689,432	364,473	160,211	—	5,641,370
Maintenance	877,882	2,138,584	439,883	344,042	—	3,800,391
Insurance	686,073	1,721,846	38,408	—	—	2,446,327
Retail license royalties	1,945,470	—	—	—	—	1,945,470
Other	611,495	2,541,014	27,340	155,802	—	3,335,651
	$14,199,088	$23,360,360	$38,511,535	$12,271,202	$—	$88,342,185

	Year Ended December 31, 2023
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$53,830,817	$10,869,688	$—	$64,700,505
Employee costs	2,797,130	1,927,313	12,311,403	1,899,167	—	18,935,013
Electricity	4,846,974	4,306,439	301,247	48,006	—	9,502,666
Fuel oil	—	9,024,836	—	—	—	9,024,836
Depreciation	2,376,747	2,831,368	256,537	168,347	—	5,632,999
Maintenance	845,596	1,705,585	83,998	357,693	—	2,992,872
Insurance	587,238	1,468,508	5,751	—	—	2,061,497
Retail license royalties	1,842,924	—	—	—	—	1,842,924
Other	594,620	2,864,083	8,009	124,104	—	3,590,816
	$13,891,229	$24,128,132	$66,797,762	$13,467,005	$—	$118,284,128

Other cost of revenue segment expenses above primarily include chemicals and other supplies, government fees and licenses, and freight costs.

The Company’s general and administrative expenses consist of:

	Year Ended December 31, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$1,654,945	$383,111	$4,624,683	$1,178,544	$8,115,730	$15,957,013
Professional fees	66,338	105,113	831,897	156,997	2,738,962	3,899,307
Insurance	421,156	388,840	170,005	269,620	869,877	2,119,498
Depreciation and amortization	42,042	19,940	571,689	106,408	72,702	812,781
Other	1,550,195	717,755	1,687,482	391,190	2,981,107	7,327,729
	$3,734,676	$1,614,759	$7,885,756	$2,102,759	$14,778,378	$30,116,328

	Year Ended December 31, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$1,555,619	$375,479	$3,443,005	$1,286,141	$8,031,817	$14,692,061
Professional fees	85,739	82,452	646,610	133,229	2,448,386	3,396,416
Insurance	417,604	384,932	214,983	215,241	834,612	2,067,372
Depreciation and amortization	37,691	25,086	630,544	103,674	73,940	870,935
Other	1,166,940	697,026	1,120,267	718,522	2,807,897	6,510,652
	$3,263,593	$1,564,975	$6,055,409	$2,456,807	$14,196,652	$27,537,436

	Year Ended December 31, 2023
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$1,485,647	$359,923	$2,529,548	$1,071,012	$8,244,023	$13,690,153
Professional fees	122,067	93,754	422,196	88,882	1,285,193	2,012,092
Insurance	351,259	341,391	127,993	196,539	886,674	1,903,856
Depreciation and amortization	38,883	22,180	528,810	105,013	69,216	764,102
Other	980,308	920,016	663,261	376,838	3,441,740	6,382,163
	$2,978,164	$1,737,264	$4,271,808	$1,838,284	$13,926,846	$24,752,366

General and administrative segment expenses set forth in the “Other” category above include Board of Directors fees and expenses, maintenance, office rent, information technology costs, amortization of intangible assets, provisions for credit losses and investor relations costs.

The Company’s segment assets are presented below.

	As of December 31, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Cash and cash equivalents	$15,693,394	$20,343,683	$46,444,679	$6,620,358	$34,686,276	$123,788,390
Accounts receivable, net	$3,274,109	$20,882,114	$6,364,226	$2,240,036	$8,052	$32,768,537
Inventory, current and non-current	$3,555,946	$4,999,261	$24,178	$720,602	$—	$9,299,987
Contract assets	$—	$—	$1,144,943	$2,145,872	$—	$3,290,815
Property, plant and equipment, net	$32,371,991	$16,284,441	$1,666,099	$4,608,544	$220,683	$55,151,758
Construction in progress	$1,348,572	$5,316,061	$—	$31,023	$—	$6,695,656
Intangibles, net	$—	$—	$1,627,110	$474,445	$—	$2,101,555
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$—	$12,861,404
Total segment assets	$59,410,635	$71,300,554	$69,172,997	$19,454,784	$38,101,745	$257,440,715
Assets of discontinued operations						$124,630
Total assets						$257,565,345

	As of December 31, 2024
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Cash and cash equivalents	$19,167,484	$13,339,206	$34,181,902	$4,768,376	$27,893,153	$99,350,121
Accounts receivable, net	$3,223,190	$28,807,257	$6,593,276	$946,846	$10,413	$39,580,982
Inventory, current and non-current	$3,437,771	$4,865,117	$167,856	$5,828,567	$—	$14,299,311
Contract assets	$—	$—	$1,204,522	$3,265,721	$—	$4,470,243
Property, plant and equipment, net	$31,689,586	$18,093,155	$858,352	$1,601,501	$189,688	$52,432,282
Construction in progress	$1,951,559	$2,480,999	$—	$711,159	$—	$5,143,717
Intangibles, net	$—	$—	$2,129,037	$567,778	$—	$2,696,815
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$—	$12,861,404
Total segment assets	$62,994,011	$71,743,161	$56,792,772	$20,095,648	$31,415,104	$243,040,696
Assets of discontinued operations						$272,485
Total assets						$243,313,181

Revenue earned by major geographic region was:

	Year ended December 31,
	2025	2024	2023
Cayman Islands	$37,840,267	$37,137,424	$41,728,340
The Bahamas	29,298,791	29,675,947	31,221,633
United States	64,421,664	66,662,406	106,768,621
Revenue earned from management services agreement with OC-BVI	512,646	490,856	492,639
	$132,073,368	$133,966,633	$180,211,233

Revenue earned from major customers was:

	Year ended December 31,
	2025	2024	2023
Revenue earned from the WSC	$29,298,791	$29,675,947	$31,221,633
Percentage of consolidated revenue earned from the WSC	22%	22%	17%
Revenue earned from one service segment customer	$—	$—	$64,149,170
Percentage of consolidated revenue earned from the one service segment customer	0%	0%	36%

Property, plant and equipment, net by major geographic region was:

	December 31,
	2025	2024
Cayman Islands	$32,530,208	$31,882,111
The Bahamas	16,201,134	17,903,191
United States	6,420,416	2,646,980
	$55,151,758	$52,432,282

15. Stock-based compensation

The Company has the following stock compensation plans that form part of its employees’ and Directors’ remuneration:

Employee Share Incentive Plan (Preferred Stock)

Employees (i.e., other than Directors and Officers), after four consecutive years of employment, become eligible to receive shares of the Company’s preferred stock for $nil consideration under the Company’s Employee Share Incentive Plan. Once an individual becomes eligible for this plan, they are awarded shares of preferred stock in the month of June following their date of eligibility for the plan (the “grant date”) and in June of each subsequent year of the individual's employment for as long as the individual remains employed with the Company. If the employee remains with the Company through the fourth anniversary of a grant date, the preferred stock can be converted into shares of the Company’s common stock on a one for one basis. In addition, at the time the preferred stock is granted, the employee receives options to purchase an equal number of shares of preferred stock at a discount to the average trading price of the Company’s common stock for the first seven days of the October immediately preceding the date of the preferred stock grant. If these options are exercised, the shares of preferred stock obtained may also be converted to shares of common stock if the employee remains with the Company through the fourth anniversary of a grant date. Each employee’s option to purchase shares of preferred stock must be exercised within 30 days of the grant date, which is the 90th day after the date of the independent registered public accountants’ audit opinion on the Company’s consolidated financial statements. Shares of preferred stock not subsequently converted to shares of common stock are redeemable only at the discretion of the Company. Shares of preferred stock granted under this plan during the years ended December 31, 2025, 2024 and 2023 totaled 8,534, 5,904 and 13,309, respectively, and an equal number of preferred stock options were granted in each of these years.

Employee Share Option Plan (Common Stock Options)

The Company has an employee stock option plan for four long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase common shares. The price at which the option may be exercised is the closing market price on the grant date, which is the 40th day after the date of the Company’s Annual Shareholder Meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of shares of preferred stock that employee receives for $nil consideration and (ii) the number of preferred stock options that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the 30th day after the fourth anniversary of the grant date. Options granted under this plan during the years ended December 31, 2025, 2024 and 2023 totaled 1,695, 1,300 and 3,010, respectively.

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

2008 Equity Incentive Plan

On May 14, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (the “2008 Plan”) and reserved 1,500,000 shares of the Company’s common shares for issuance under this plan. All Directors, executives and key employees of the Company or its affiliates are eligible for participation in the 2008 Plan which provides for the issuance of common stock options, shares of common stock and common stock equivalents at the discretion of the Board.

The Company measures and recognizes compensation expense at fair value for all share-based payments, including stock options. Stock-based compensation for the Employee Share Incentive Plan, Employee Share Option Plan and the 2008 Equity Incentive Plan totaled $390,282, $142,566 and $703,289 for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of income.

The significant weighted average assumptions for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Risk free interest rate	4.17%	5.23%	5.06%
Expected option life (years)	0.7	0.8	1.0
Expected volatility	25.29%	32.93%	42.42%
Expected dividend yield	1.48%	1.48%	1.60%

A summary of the Company’s stock option activity for the year ended December 31, 2025 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Options	Price	Life (Years)		Value (1)
Outstanding at beginning of period	13,475	$16.97
Granted	10,229	20.72
Exercised	(4,960)	14.94
Forfeited/expired	(9,074)	16.87
Outstanding as of December 31, 2025	9,670	$22.08	1.69	years	$127,743
Exercisable as of December 31, 2025	—	$—	—	years	$—
(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $35.29 on the Nasdaq Global Select Market on December 31, 2025, exceeds the exercise price of the option.

As of December 31, 2025, 9,670 non-vested options were outstanding, with weighted average exercise price of $22.08, and average remaining contractual life of 1.69 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $33,222 as of December 31, 2025, and are expected to be recognized over a weighted average period of 1.69 years.

The following table summarizes the weighted average fair value of options at the date of grant and the intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Options granted with an exercise price below market price on the date of grant:
Employees — preferred stock	$9.59	$2.58	$12.21
Overall weighted average	9.59	2.58	12.21

Options granted with an exercise price at market price on the date of grant:
Management employees	$—	$—	$—
Employees — common stock	10.10	8.50	8.29
Overall weighted average	10.10	8.50	8.29

Options granted with an exercise price above market price on the date of grant:
Management employees	$—	$—	$—
Employees — preferred stock	—	—	—
Overall weighted average	—	—	—

Total intrinsic value of options exercised	$109,868	$2,482	$104,559

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

The non-performance-based stock grant rights, which are issued on January 1 of each year, vest in one-third increments at the end of each year over a three-year period. The number of non-performance-based stock grant rights issued on the first stock trading day of January 2025, 2024, and 2023, were 17,275, 12,837 and 29,508, respectively. These stock grant rights vest in one-third increments over the three-year periods ending December 31, 2027, 2026 and 2025, respectively. The total number of vested shares issued under prior years’ non-performance stock grant rights totaled 24,875, 29,392 and 25,986 in the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $423,923, $412,520 and $366,058 in stock-based compensation expense, respectively, related to the incremental vesting of the non-performance stock grant rights.

The performance-based grants may be earned at the end of each year based upon the Company's three-year cumulative financial performance relative to three-year cumulative financial performance targets. The Company recognized $514,947, $509,357 and $522,925 in stock-based compensation for the year ended December 31, 2025, 2024 and 2023, respectively, related to these grants.

A total of 35,981 stock grant rights were earned as of December 31, 2025, based upon the Company’s actual financial performance relative to the cumulative financial performance targets for the three-year period ended December 31, 2025. The shares associated with these grants will be issued in 2026.

A total of 41,889 stock grant rights were earned as of December 31, 2024, based upon the Company’s actual financial performance relative to the cumulative financial performance targets for the three-year period ended December 31, 2024. The shares associated with these grants were issued in 2025.

A total of 26,742 stock grant rights were earned as of December 31, 2023, based upon the Company’s actual financial performance relative to the cumulative financial performance targets for the three-year period ended December 31, 2023. The shares associated with these grants were issued in 2024.

Non-Executive Directors’ Share Plan

This stock grant plan provides part of the Directors’ remuneration. Under this plan, non-Executive Directors receive a combination of cash and common stock for their participation in Board meetings. The number of shares of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Common stock granted under this plan during the years ended December 31, 2025, 2024 and 2023, totaled 13,897, 11,448 and 22,831 shares, respectively. The Company recognized stock-based compensation for these share grants of $372,752, $333,140 and $341,394 for the years ended December 31, 2025, 2024 and 2023, respectively.

Other Stock Expense

In 2025, the Company issued 2,000 shares of its common stock for professional services at an expense to the Company of $69,440.

16. Retirement benefits

Retirement plans are offered to all employees in California, Florida, Colorado, the Cayman Islands and The Bahamas. The plans are administered by third parties and are defined contribution plans pursuant to which the Company matches participating employees’ contributions up to certain amounts. The Company’s expense for these plans was $918,496, $898,457 and $771,616 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Fair values:

As of December 31, 2025 and 2024, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments. As of December 31, 2025 and 2024, the Company does not have assets and liabilities measured at fair value to present in the fair value hierarchy.

18. Commitments and contingencies

Commitments

The Company has entered into employment agreements with certain executives, which expire through December 31, 2028 and provide for, among other things, base annual salaries in an aggregate amount of approximately $5.4 million, performance bonuses and various employee benefits.

The Company has purchase obligations totaling approximately $10.9 million as of December 31, 2025.

Contingencies

Cayman Water

The Company sells water through its Cayman Water retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2025, 2024, and 2023, the Company generated approximately 26%, 24% and 17%, respectively, of its consolidated revenue and 39%, 38% and 26%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”) and, in April 2017, passed supplemental legislation which transferred responsibility for the economic regulation of the water utility sector and the negotiations with the Company for a new retail license to OfReg.

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

The Company has been informed during its retail license negotiations, both by OfReg and its predecessor in these negotiations, that they seek to restructure the terms of the license in a manner that could significantly reduce the operating income and cash flows the Company has historically generated from its retail license. The Company is presently unable to determine what impact the resolution of its retail license negotiations will have on its consolidated financial condition, results of operations or cash flows but such resolution could result in a material reduction (or the loss) of the operating income and cash flows the Company has historically generated from Cayman Water’s retail operations and could require the Company to record impairment losses to reduce the carrying values of its retail segment assets. Such impairment losses could have a material adverse impact on the Company’s consolidated financial condition and results of operations.

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $20.7 million and $28.4 million as of December 31, 2025 and 2024. Approximately 71% and 81% of the accounts receivable balances were delinquent as of those dates, respectively. As of February 28, 2026, this receivable amounted to $22.6 million, of which 75% was delinquent.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has not provided a material allowance for credit losses for its accounts receivable from the WSC as of December 31, 2025, or prior periods.

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s has maintained these ratings through the date of its most current report issued in April 2025. Based upon the Company’s review of this Moody’s correspondence, the CW-Bahamas continues to believe that no material allowance for credit losses is required for CW-Bahamas’ accounts receivable from the WSC.

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

19. Supplemental disclosure of cash flow information

	Year Ended December 31,
	2025	2024	2023
Interest paid in cash	$4,420	$8,479	$21,417

Dividends declared but not paid	$2,237,864	$1,747,938	$1,502,506
Transfers from inventory to property, plant and equipment and construction in progress	$758,688	$538,777	$317,853
Transfers from construction in progress to property, plant and equipment	$5,883,845	$1,395,485	$7,093,158
Right-of-use assets obtained in exchange for new operating lease liabilities	$412,308	$1,604,702	$745,078
Transfers from prepaid expenses to property, plant and equipment	$509,133	$67,136	$271,922
Transfers from prepaids to inventory	$—	$—	$238,032
Expenditures for property, plant and equipment and construction in progress not yet paid	$595,288	$—	$—

20. Impact of recent accounting standards

Adoption of new accounting standards:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The Company adopted the standard as of December 31, 2025, including a recast of 2024 and 2023 information, by including the additional required disclosures within the notes to the consolidated financial statements. The adoption this guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

Effect of newly issued but not yet effective accounting standards:

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public companies to disclose, in the notes to financial statements, specific information about certain costs and expenses at each interim and annual reporting period. The amended ASU is effective on a prospective basis for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact of this guidance on its financial statements.

21. Subsequent events

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on that assessment, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

The Company’s independent registered public accounting firm, CBIZ CPAs P.C., has issued a report on the effectiveness of the Company’s internal control over financial reporting. Their report appears in ITEM 9A(b).

(b) Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Consolidated Water Co. Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Consolidated Water Co. Ltd.'s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2025 and the related consolidated statements of income, stockholders’ equity and cash flows and the related notes (collectively referred to as the “financial statements”) for the year ended December 31, 2025 of the Company, and our report dated March 16, 2026 expressed an unqualified opinion on those financial statements.

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

BIZ CPAs P.C.
/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2005 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Fort Lauderdale, FL

March 16, 2026

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

Information required by this item with respect to our Directors and the nomination process is contained in the proxy statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) under the heading “Proposal 1 - Election of Directors” and is incorporated by reference in this Annual Report.

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

To our knowledge, based solely on the review of reports required by Section 16(a) of the Exchange Act and written representations from the certain reporting persons, we believe that during the fiscal year ended December 31, 2025, other than Clarence B. Flowers, Jr., who filed a Form 4 late for the transfer of 50,080 shares, our officers, directors and significant shareholders have timely filed the appropriate form under Section 16(a) of the Exchange Act.

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

Information with respect to principal accounting fees and services are contained in the Proxy Statement under the heading “Proposal 8 Ratification of the Selection of Independent Accountants - Principal Accounting Fees and Services” and is incorporated by reference in this Annual Report.

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
10.13.3†

Proposal letter dated December 8, 2010 addressed to the Water and Sewerage Corporation (incorporated herein by reference to Exhibit 10.3 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.14

Real Estate Purchase and Sale Agreement dated June 10, 2024 between N.S.C. Agua S.A. de C.V. and Banco National de Obras y Servicios Publicos (incorporated herein by reference to Exhibit 10.14.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2024, Commission File No. 0-25248)

10.15

Procurement of and Operating Agreement for a Sea Water Desalination Plant at Red Gate Water Works, Grand Cayman, Cayman Islands, using the Reverse Osmosis Process (2021), effective as of May 10, 2022, by and between The Water Authority of the Cayman Islands and Ocean Conversion (Cayman) Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 10-Q filed November 14, 2022, File No. 0-25248)

10.16

Stock Purchase Agreement dated January 4, 2023 among Consolidated Water U.S. Holdings, Inc. and the Sellers. (incorporated by reference to Exhibit 10.1 filed as part of our Form 8-K filed January 9, 2023, Commission File No. 0-25248)

10.17

Agreement dated May 11, 2022 between PERC Water Corporation and Liberty (Litchfield Park Water & Sewer) Corp. (incorporated by reference to Exhibit 10.1 filed as part of our Form 10-Q for the fiscal quarter ended June 30, 2023, Commission File No. 0-25248)

10.18

Service Agreement for the Kalaeloa Seawater Desalination Facility Design, Build, Operate and Maintain Project Oahu, Hawaii dated June 2, 2023 between Kalaeloa Desalco LLC and The Board of Water Supply of the City and County of Honolulu, Hawaii (incorporated by reference to Exhibit 10.1 filed as part of our Form 8-K filed June 6, 2023, Commission File No. 0-25248)

10.19

Guaranty Agreement dated June 2, 2023 from Consolidated Water Co.  Ltd. to The Board of Water Supply of the City and County of Honolulu, Hawaii (incorporated by reference to Exhibit 10.2 filed as part of our Form 8-K filed June 6, 2023, Commission File No. 0-25248)

10.20

Stock Purchase Agreement dated November 2, 2023, but effective October 1, 2023 among PERC Water Corporation and Linda Ramey and Robert W. Ramey (incorporated by reference to Exhibit 10.1 filed as part of our Form 8-K filed November 7, 2023, Commission File No. 0-25248)

10.21

Settlement Agreement dated May 28, 2024 among Consolidated Water Coöperatief, U.A.; N.S.C. Agua, S.A. de C.V.; Aguas de Rosarito S.A.P.I. de C.V.; the Government of Baja California; and Banco Nacional de Obras y Servicios Públicos, S.N.C., as trustee under the trust agreement for Fondo Nacional de Infraestructura (incorporated by reference to Exhibit 10.1 filed as part of our Form 8-K filed June 4, 2024, Commission File No. 0-25248)

10.22.1*

Employment contract dated June 28, 2012 between Douglas R. Vizzini and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.25 filed as a part of our Form 10-K for the fiscal year ended December 31, 2024, Commission File No. 0-25248)

10.22.2*

First Amendment of Employment Contract dated May 27, 2025 between Douglas Vizzini and Consolidated Water Co. Ltd. (incorporated by reference to Exhibit 10.1 filed as part of our Form 8-K filed June 2, 2025, Commission File No. 0-25248)

10.23.1***	Employment contract dated October 1, 2021 between Armando Averhoff and Consolidated Water Co. Ltd.

10.23.2***	First Amendment to Employment Contract dated May 27, 2025 between Armando Averhoff and Consolidated Water Co. Ltd.

Number	Exhibit Description
16

Letter from Marcum LLP to the Securities and Exchange Commission dated April 7, 2025 (incorporated by reference to Exhibit 16.1 filed as part of our Form 8-K filed April 11, 2025, Commission File No. 0-25248)

19

Insider Trading and Disclosure of Non-Public Information Policy (incorporated herein by reference to Exhibit 19 filed as a part of our Form 10-K for the fiscal year ended December 31, 2023, Commission File No. 0-25248)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of CBIZ CPAs P.C.

23.2**	Consent of Marcum LLP

31.1**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

97	Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97 filed as a part of our Form 10-K for the fiscal year ended December 31, 2023, Commission File No. 0-25248)

101.INS**	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

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

Dated: March 16, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	March 16, 2026
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	March 16, 2026
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Executive Vice President & Chief Financial Officer	March 16, 2026
	David W. Sasnett	(Principal Financial and Accounting Officer)

By:	/s/ Kimberly Adamson	Director	March 16, 2026
Kimberly Adamson

By:	/s/ Linda Beidler-D’Aguilar	Director	March 16, 2026
Linda Beidler-D’Aguilar

By:	/s/ Brian E. Butler	Director	March 16, 2026
Brian E. Butler

By:	/s/ Carson K. Ebanks	Director	March 16, 2026
Carson K. Ebanks

By:	/s/ Clarence B. Flowers, Jr.	Director	March 16, 2026
Clarence B. Flowers, Jr.

By:	/s/ Maria-Elena Giner	Director	March 16, 2026
Maria-Elena Giner

By:	/s/ Gerónimo Gutiérrez Fernández	Director	March 16, 2026
Gerónimo Gutiérrez Fernández

By:	/s/ Leonard J. Sokolow	Director	March 16, 2026
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	March 16, 2026
Raymond Whittaker