Form 10-Q
period 2026-03-31
Consolidated Water Co. Ltd.
filed 2026-05-11
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, 16,000,190 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$126,331,873	$123,788,390
Accounts receivable, net	36,232,930	32,768,537
Inventory	4,323,265	3,736,845
Prepaid expenses and other current assets	4,560,239	5,927,675
Contract assets	1,293,848	3,290,815
Current assets of discontinued operations	131,954	124,630
Total current assets	172,874,109	169,636,892
Property, plant and equipment, net	56,708,697	55,151,758
Construction in progress	5,144,291	6,695,656
Inventory, noncurrent	5,586,869	5,563,142
Investment in affiliates	1,049,083	1,186,849
Goodwill	12,861,404	12,861,404
Intangible assets, net	2,029,129	2,101,555
Operating lease right-of-use assets	2,712,619	2,930,441
Other assets	1,189,321	1,437,648
Total assets	$260,155,522	$257,565,345

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$9,619,209	$9,620,880
Accrued compensation	2,747,410	3,039,142
Dividends payable	2,280,461	2,285,317
Current maturities of operating leases	619,659	661,047
Current portion of long-term debt	16,804	47,549
Contract liabilities	12,875,169	11,528,634
Deferred revenue	179,546	248,719
Current liabilities of discontinued operations	271,067	271,159
Total current liabilities	28,609,325	27,702,447
Long-term debt, noncurrent	4,555	25,954
Deferred tax liabilities	487,747	707,444
Noncurrent operating leases	2,146,943	2,297,161
Other liabilities	153,000	153,000
Total liabilities	31,401,570	30,886,006
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 38,923 and 39,507 shares, respectively	23,354	23,704
Common stock, $0.60 par value. Authorized 24,800,000 shares; issued and outstanding 16,000,190 and 15,945,233 shares, respectively	9,600,114	9,567,140
Additional paid-in capital	95,666,040	95,310,630
Retained earnings	118,279,492	116,749,048
Total Consolidated Water Co. Ltd. stockholders' equity	223,569,000	221,650,522
Non-controlling interests	5,184,952	5,028,817
Total equity	228,753,952	226,679,339
Total liabilities and equity	$260,155,522	$257,565,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Revenue	$29,973,700	$33,715,385
Cost of revenue	19,057,687	21,409,098
Gross profit	10,916,013	12,306,287
General and administrative expenses	7,419,068	7,723,959
Gain (loss) on asset dispositions, net	(57,205)	28,435
Income from operations	3,439,740	4,610,763

Other income (expense):
Interest income	647,228	616,594
Interest expense	(2,736)	(1,528)
Equity in the earnings of affiliates	51,609	30,474
Other	43,465	43,351
Other income, net	739,566	688,891
Income before income taxes	4,179,306	5,299,654
Provision for income taxes	202,700	210,117
Net income from continuing operations	3,976,606	5,089,537
Income from continuing operations attributable to non-controlling interests	156,135	165,427
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	3,820,471	4,924,110
Net loss from discontinued operations	(43,042)	(133,081)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$3,777,429	$4,791,029

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.24	$0.31
Discontinued operations	—	(0.01)
Basic earnings per share	$0.24	$0.30

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.24	$0.31
Discontinued operations	—	(0.01)
Diluted earnings per share	$0.23	$0.30

Dividends declared per common and redeemable preferred shares	$0.14	$0.11

Weighted average number of common shares used in the determination of:
Basic earnings per share	16,000,081	15,915,867
Diluted earnings per share	16,107,053	16,041,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2025	39,507	$23,704	15,945,233	$9,567,140	$95,310,630	$116,749,048	$5,028,817	$226,679,339
Issue of share capital	—	—	54,761	32,857	(32,857)	—	—	—
Conversion of preferred stock	(196)	(117)	196	117	—	—	—	—
Buyback of preferred stock	(388)	(233)	—	—	(7,631)	—	—	(7,864)
Net income	—	—	—	—	—	3,777,429	156,135	3,933,564
Dividends declared	—	—	—	—	—	(2,246,985)	—	(2,246,985)
Stock-based compensation	—	—	—	—	395,898	—	—	395,898
Balance as of March 31, 2026	38,923	$23,354	16,000,190	$9,600,114	$95,666,040	$118,279,492	$5,184,952	$228,753,952

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2024	44,004	$26,402	15,846,345	$9,507,807	$93,550,905	$106,875,581	$5,348,952	$215,309,647
Issue of share capital	—	—	66,764	40,058	(40,058)	—	—	—
Conversion of preferred stock	(2,486)	(1,492)	2,486	1,492	—	—	—	—
Buyback of preferred stock	(688)	(412)	—	—	(9,727)	—	—	(10,139)
Net income	—	—	—	—	—	4,791,029	165,427	4,956,456
Exercise of options	—	—	1,090	654	12,793			13,447
Dividends declared	—	—	—	—	—	(1,757,183)	—	(1,757,183)
Stock-based compensation	—	—	—	—	299,371	—	—	299,371
Balance as of March 31, 2025	40,830	$24,498	15,916,685	$9,550,011	$93,813,284	$109,909,427	$5,514,379	$218,811,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income attributable to Consolidated Water Co. Ltd. stockholders	$3,777,429	$4,791,029
Income from continuing operations attributable to non-controlling interests	156,135	165,427
Net income	3,933,564	4,956,456
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign currency transaction adjustment - discontinued operations	—	251
Loss from discontinued operations	43,042	132,830
Depreciation and amortization	1,754,705	1,692,546
Deferred income tax benefit	(219,697)	(229,699)
Provision for credit losses	8,365	312,902
Amortization of operating lease right-of-use assets	217,822	154,696
Compensation expense relating to stock and stock option grants	395,898	299,371
(Gain) loss on asset dispositions, net	57,205	(28,435)
Equity in earnings of affiliates	(51,609)	(30,474)
Distribution of earnings from OC-BVI	189,375	272,700

Change in:
Accounts receivable	(3,453,459)	3,075,968
Contract assets	1,996,967	(5,047,425)
Inventory	(748,201)	1,467,930
Prepaid expenses and other assets	1,564,843	1,060,228
Accounts payable, accrued expenses and other current liabilities	105,199	561,421
Accrued compensation	(291,732)	612,645
Contract liabilities	1,346,535	3,275,143
Operating lease liabilities	(191,606)	(155,997)
Deferred revenue	(69,173)	(219,063)
Net cash provided by operating activities - continuing operations	6,588,043	12,163,994
Net cash used in operating activities - discontinued operations	(44,362)	(403,743)
Net cash provided by operating activities	6,543,681	11,760,251

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(1,686,223)	(1,599,481)
Proceeds from asset dispositions	3,970	31,200
Net cash used in investing activities	(1,682,253)	(1,568,281)

Cash flows from financing activities
Dividends paid to common shareholders	(2,246,310)	(1,744,891)
Dividends paid to preferred shareholders	(5,531)	(4,840)
Buyback of redeemable preferred stock	(7,864)	(10,139)
Proceeds received from exercise of stock options	—	13,447
Principal repayments on long-term debt	(52,144)	(42,188)
Net cash used in financing activities	(2,311,849)	(1,788,611)
Net increase in cash and cash equivalents	2,549,579	8,403,359
Cash and cash equivalents at beginning of period	123,788,390	99,350,121
Cash and cash equivalents at beginning of period - discontinued operations	13,776	127,859
Less: cash and cash equivalents at end of period - discontinued operations	(19,872)	(29,107)
Cash and cash equivalents at end of period	$126,331,873	$107,852,232

Non-cash transactions:
Dividends declared but not paid	$2,245,476	$1,747,938
Transfers from inventory to property, plant and equipment and construction in progress	$138,054	$187,409
Transfers from construction in progress to property, plant and equipment	$3,215,533	$2,135,224
Transfers from prepaid expenses to property, plant and equipment	$6,082	$144,533
Expenditures for property, plant and equipment and construction in progress not yet paid	$430,573	$—

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

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows as of and for the periods presented. The consolidated results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2026.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed consolidated financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Net foreign currency gains arising from transactions and re-measurements were $34,836 and $29,642 for the three months ended March 31, 2026 and 2025, respectively and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks, certificates of deposit at banks with original maturity of three months or less and a money market fund with a brokerage firm. Cash and cash equivalents as of March 31, 2026 and December 31, 2025 include $17.1 million and $17.0 million, respectively, of certificates of deposits with original maturities of three months or less and $18.3 million and $18.1 million, respectively, in the money market fund.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances held in The Bahamas as of March 31, 2026 and December 31, 2025 were approximately $11.9 million and $12.0 million, respectively.

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

For the year ended December 31, 2025, the Company elected to assess qualitative factors to determine whether it was necessary to perform quantitative goodwill impairment testing for its reporting units. The Company assessed the relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units were less than their carrying values. The events and circumstances assessed for each reporting unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant information. Based upon this qualitative assessment, the Company determined that it is more likely than not that the fair values of its reporting units exceeded their carrying values as of December 31, 2025.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Three Months Ended March 31,
	2026	2025
Retail revenue	$8,577,058	$9,411,342
Bulk revenue	8,744,769	8,411,716
Services revenue	11,251,344	10,078,268
Manufacturing revenue	1,400,529	5,814,059
Total revenue	$29,973,700	$33,715,385

Services revenue consists of the following:

	Three Months Ended March 31,
	2026	2025
Construction revenue	$2,101,137	$2,218,230
Operations and maintenance revenue	8,888,458	7,725,298
Design and consulting revenue	261,749	134,740
Total services revenue	$11,251,344	$10,078,268

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

The Company generates construction, operations and maintenance, design and consulting revenue from PERC and DesalCo; construction revenue from Kalaeloa Desalco; manufacturing revenue from Aerex; and operations and maintenance and consulting revenue from REC.

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

For the three months ended March 31, 2026 and 2025, the Company recognized $2,210,163 and $2,180,261, respectively, of its services revenue from the transfer of goods or services to customers over time. The remaining services revenue of $9,041,181 and $7,898,007, respectively, was recognized from the transfer of goods or services to customers when invoiced. For the three months ended March 31, 2026 and 2025, the Company recognized all of its manufacturing revenue from the transfer of goods or services to customers over time.

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	March 31,	December 31,
	2026	2025
Revenue recognized to date on contracts in progress	$115,143,750	$127,237,229
Amounts billed to date on contracts in progress	(128,399,341)	(138,121,977)
Retainage	1,674,270	2,646,929
Net contract liability	$(11,581,321)	$(8,237,819)

The above net balances are reflected in the accompanying condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2026	2025
Contract assets	$1,293,848	$3,290,815
Contract liabilities	(12,875,169)	(11,528,634)
Net contract liability	$(11,581,321)	$(8,237,819)

As of March 31, 2026, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $148.7 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $26.4 million during the remainder of the year ending December 31, 2026 and approximately $122.3 million thereafter. In addition, the Company recognized revenue of approximately $653,000 for the three months ended March 31, 2026, that was included in the contract liability balance as of December 31, 2025.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2025 have been reclassified to conform to the current period’s presentation.

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

The following sets forth the Company’s income statements by segment.

	Three Months Ended March 31, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$8,577,058	$8,744,769	$11,251,344	$1,400,529	$—	$29,973,700
Cost of revenue	3,642,157	5,735,986	8,427,156	1,252,388	—	19,057,687
Gross profit	4,934,901	3,008,783	2,824,188	148,141	—	10,916,013
General and administrative expenses	902,607	404,223	1,785,996	485,908	3,840,334	7,419,068
Gain (loss) on asset dispositions, net	(76,754)	—	19,549	—	—	(57,205)
Income (loss) from operations	3,955,540	2,604,560	1,057,741	(337,767)	(3,840,334)	3,439,740
Interest income	46,233	177,507	239,875	1	183,612	647,228
Interest expense	—	—	(2,736)	—	—	(2,736)
Income (loss) from affiliates	—	—	—	(8,634)	60,243	51,609
Other	25,858	10,023	1	7,468	115	43,465
Other income (loss), net	72,091	187,530	237,140	(1,165)	243,970	739,566
Income (loss) before income taxes	4,027,631	2,792,090	1,294,881	(338,932)	(3,596,364)	4,179,306
Provision for income taxes	—	—	316,049	(113,349)	—	202,700
Net income (loss) from continuing operations	4,027,631	2,792,090	978,832	(225,583)	(3,596,364)	3,976,606
Income from continuing operations attributable to non-controlling interests	—	156,135	—	—	—	156,135
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$4,027,631	$2,635,955	$978,832	$(225,583)	$(3,596,364)	3,820,471
Net loss from discontinued operations						(43,042)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$3,777,429

	Three Months Ended March 31, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$9,411,342	$8,411,716	$10,078,268	$5,814,059	$—	$33,715,385
Cost of revenue	3,706,063	5,584,089	8,061,877	4,057,069	—	21,409,098
Gross profit	5,705,279	2,827,627	2,016,391	1,756,990	—	12,306,287
General and administrative expenses	788,812	346,081	2,195,338	664,078	3,729,650	7,723,959
Gain on asset dispositions, net	29,976	—	(1,541)	—	—	28,435
Income (loss) from operations	4,946,443	2,481,546	(180,488)	1,092,912	(3,729,650)	4,610,763
Interest income	32,866	204,103	143,319	1	236,305	616,594
Interest expense	—	—	(1,528)	—	—	(1,528)
Income from affiliate	—	—	—	(34,004)	64,478	30,474
Other	28,308	14,933	36	74	—	43,351
Other income, net	61,174	219,036	141,827	(33,929)	300,783	688,891
Income (loss) before income taxes	5,007,617	2,700,582	(38,661)	1,058,983	(3,428,867)	5,299,654
Provision (benefit) for income taxes	—	—	(35,893)	246,010	—	210,117
Net income (loss) from continuing operations	5,007,617	2,700,582	(2,768)	812,973	(3,428,867)	5,089,537
Income from continuing operations attributable to non-controlling interests	—	165,427	—	—	—	165,427
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$5,007,617	$2,535,155	$(2,768)	$812,973	$(3,428,867)	4,924,110
Net loss from discontinued operations						(133,081)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$4,791,029

The Company’s cost of revenue consists of:

	Three Months Ended March 31, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$28,750	$3,844,014	$486,801	$—	$4,359,565
Employee costs	794,138	463,911	4,249,394	551,528	—	6,058,971
Electricity	1,149,186	1,051,071	28,177	10,286	—	2,238,720
Fuel oil	—	1,841,765	—	—	—	1,841,765
Depreciation	646,251	750,339	107,527	75,530	—	1,579,647
Maintenance	185,834	719,967	132,870	89,881	—	1,128,552
Insurance	184,570	309,137	17,969	—	—	511,676
Retail license royalties	533,611	—	—	—	—	533,611
Other	148,567	571,046	47,205	38,362	—	805,180
	$3,642,157	$5,735,986	$8,427,156	$1,252,388	$—	$19,057,687

	Three Months Ended March 31, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$3,457,402	$3,284,142	$—	$6,741,544
Employee costs	757,868	543,300	4,270,363	589,221	—	6,160,752
Electricity	1,173,586	1,043,386	33,027	10,803	—	2,260,802
Fuel oil	—	1,820,056	—	—	—	1,820,056
Depreciation	613,884	689,516	90,598	38,862	—	1,432,860
Maintenance	220,625	401,642	127,517	99,955	—	849,739
Insurance	171,534	451,607	26,284	—	—	649,425
Retail license royalties	598,086	—	—	—	—	598,086
Other	170,480	634,582	56,686	34,086	—	895,834
	$3,706,063	$5,584,089	$8,061,877	$4,057,069	$—	$21,409,098

Cost of revenue segment expenses set forth in the “Other” category above primarily include chemicals and other supplies, government fees and licenses, and freight costs.

The Company’s general and administrative expenses consist of:

	Three Months Ended March 31, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$455,334	$89,387	$1,193,487	$301,272	$2,158,045	$4,197,525
Professional fees	12,174	19,291	178,530	31,800	635,780	877,575
Insurance	126,116	97,216	33,662	61,647	211,213	529,854
Depreciation and amortization	10,875	5,509	64,649	27,325	21,862	130,220
Other	298,108	192,820	315,668	63,864	813,434	1,683,894
	$902,607	$404,223	$1,785,996	$485,908	$3,840,334	$7,419,068

	Three Months Ended March 31, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$380,860	$88,809	$1,002,379	$341,560	$2,173,287	$3,986,895
Professional fees	15,162	21,265	340,000	67,562	624,690	1,068,679
Insurance	103,871	97,009	37,100	84,809	214,949	537,738
Depreciation and amortization	10,580	5,327	155,691	26,179	17,071	214,848
Other	278,339	133,671	660,168	143,968	699,653	1,915,799
	$788,812	$346,081	$2,195,338	$664,078	$3,729,650	$7,723,959

General and administrative segment expenses set forth in the “Other” category above primarily include Board of Directors fees and expenses, maintenance, office rent, information technology costs, provisions for credit losses and investor relations costs.

The Company’s segment assets are presented below.

	As of March 31, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Cash and cash equivalents	$19,503,888	$21,530,737	$48,211,853	$8,924,163	$28,161,232	$126,331,873
Accounts receivable, net	$3,502,908	$24,013,912	$7,749,049	$750,325	$216,736	$36,232,930
Inventory, current and non-current	$3,527,327	$4,968,830	$713,584	$700,393	$—	$9,910,134
Contract assets	$—	$—	$275,167	$1,018,681	$—	$1,293,848
Property, plant and equipment, net	$31,800,384	$18,535,396	$1,542,516	$4,628,571	$201,830	$56,708,697
Construction in progress	$2,003,223	$3,035,105	$—	$105,963	$—	$5,144,291
Intangibles, net	$—	$—	$1,578,017	$451,112	$—	$2,029,129
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$—	$12,861,404
Total segment assets	$63,162,430	$75,010,440	$71,171,318	$18,922,778	$31,756,602	$260,023,568
Assets of discontinued operations						$131,954
Total assets						$260,155,522

	As of December 31, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Cash and cash equivalents	$15,693,394	$20,343,683	$46,444,679	$6,620,358	$34,686,276	$123,788,390
Accounts receivable, net	$3,274,109	$20,882,114	$6,364,226	$2,240,036	$8,052	$32,768,537
Inventory, current and non-current	$3,555,946	$4,999,261	$24,178	$720,602	$—	$9,299,987
Contract assets	$—	$—	$1,144,943	$2,145,872	$—	$3,290,815
Property, plant and equipment, net	$32,371,991	$16,284,441	$1,666,099	$4,608,544	$220,683	$55,151,758
Construction in progress	$1,348,572	$5,316,061	$—	$31,023	$—	$6,695,656
Intangibles, net	$—	$—	$1,627,110	$474,445	$—	$2,101,555
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$—	$12,861,404
Total segment assets	$59,410,635	$71,300,554	$69,172,997	$19,454,784	$38,101,745	$257,440,715
Assets of discontinued operations						$124,630
Total assets						$257,565,345

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2026	2025
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$3,820,471	$4,924,110
Less: preferred stock dividends	(5,449)	(4,491)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	3,815,022	4,919,619
Loss from discontinued operations	(43,042)	(133,081)
Net income available to common shares in the determination of basic earnings per common share	$3,771,980	$4,786,538

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	16,000,081	15,915,867
Plus:
Weighted average number of preferred shares outstanding during the period	39,252	41,712
Potential dilutive effect of unexercised options and unvested stock grants	67,720	84,268
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	16,107,053	16,041,847

5. Discontinued operations - Mexico project development

In 2010, the Company began the pursuit, through its Netherlands subsidiary, CW-Cooperatief, and its Mexico subsidiary, NSC, of a project (the “Project”) that encompassed the construction, operation and minority ownership of a 100 million gallons per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system.Through a series of transactions that began in 2012, NSC purchased 20.1 hectares of land for approximately $21.1 million on which the proposed Project’s plant was to be constructed.

In November 2015, the State of Baja California (the “State”) officially commenced a public tender for the Project, and in June 2016 a consortium comprised of NSC and two other parties was selected by the State as the winner of the tender process for the Project. Shortly thereafter, NSC formed its wholly owned subsidiary, AdR, to pursue the completion of the Project.

Following a public tender process for the Project in which NSC and its consortium were declared the winners, in August, 2016, the Public Private Partnership Agreement for the Project (the “APP Contract”) was executed between AdR, the State Water Commission of Baja, California (“CEA”), and the Government of Baja California, as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract required AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican public water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The APP Contract further provided that AdR would operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase.

In June 2020, AdR received a letter from CEA and CESPT terminating the APP Contract.

CW-Cooperatief, as a Netherlands company, had certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). In February 2022,

CW-Cooperatief filed a Request for Arbitration with the International Centre for Settlement of International Disputes (“ICSID”) requesting that the United Mexican States pay CW-Cooperatief damages in excess of US$51 million plus MXN$137 million (with the exact amount to be quantified in the proceedings), plus fees, costs and pre- and post-award interest.

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

Summarized financial information for the discontinued Mexico project development operation is as follows:

	March 31,	December 31,
	2026	2025
Cash	$19,872	$13,776
Prepaid expenses and other current assets	112,082	110,854
Total assets of discontinued operations	$131,954	$124,630

Total liabilities of discontinued operations	$271,067	$271,159

	Three Months Ended March 31,
	2026	2025
Loss from discontinued operations	$(43,042)	$(133,081)

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	March 31,	December 31,
	2026	2025
ASSETS
Noncurrent
Operating lease right-of-use assets	$2,712,619	$2,930,441
Total operating lease right-of-use assets	$2,712,619	$2,930,441

LIABILITIES
Current
Current maturities of operating leases	$619,659	$661,047
Noncurrent
Noncurrent operating leases	2,146,943	2,297,161
Total lease liabilities	$2,766,602	$2,958,208

Weighted average remaining lease term:
Operating leases	4.0 years	4.2 years

Weighted average discount rate:
Operating leases	6.62%	6.55%

The components of lease costs were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$209,571	$207,555
Short-term lease costs	57,752	99,025
Lease costs - discontinued operations	1,176	2,697
Total lease costs	$268,499	$309,277

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$227,041	$218,376

Future lease payments relating to the Company’s operating lease liabilities from continuing operations as of March 31, 2026 were as follows:

Years ending December 31,	Total
2026	$586,308
2027	817,737
2028	837,819
2029	546,333
2030	302,193
Thereafter	76,064
Total future lease payments	3,166,454
Less: imputed interest	(399,852)
Total lease obligations	2,766,602
Less: current obligations	(619,659)
Noncurrent lease obligations	$2,146,943

7. Fair value

As of March 31, 2026 and December 31, 2025, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments. As of March 31, 2026 and December 31, 2025, the Company does not have assets and liabilities measured at fair value to present in the fair value hierarchy.

8. Commitments and contingencies

Cayman Water

The Company sells water through its Cayman Water retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2026 and 2025, the Company generated approximately 29% and 28%, respectively, of its consolidated revenue and 45% and 46%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $23.9 million and $20.7 million as of March 31, 2026 and December 31, 2025, respectively. Approximately 75% and 71% of the accounts receivable balances were delinquent as of those dates, respectively.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has not provided a material allowance for credit losses for its accounts receivable from the WSC as of March 31, 2026 or prior periods.

In a report dated October 6, 2022, Moody’s Investor Services (“Moody’s”) downgraded The Bahamas’ long-term issuer and senior unsecured ratings to B1 from Ba3. Moody’s also lowered The Bahamas’ local currency ceiling to Baa3 from Baa2 and its foreign currency ceiling to Ba1 from Baa3. Moody’s has maintained these ratings through the date of its most current report issued in April 2025. Based upon the Company’s review of this Moody’s correspondence, CW-Bahamas continues to believe that no material allowance for credit losses is required for CW-Bahamas’ accounts receivable from the WSC.

If CW-Bahamas is unable to collect a sufficient portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) the Company may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) the Company may be required to significantly increase its allowance for credit losses for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on the Company’s consolidated financial condition, results of operations, and cash flows.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve assumptions and certain risks and uncertainties which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	tourism and weather conditions in the areas we serve;
●	the economic, political and social conditions of each country in which we conduct or plan to conduct business;
●	our relationships with the government entities and other customers we serve;
●	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
●	our ability to successfully enter new markets; and
●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our 2025 Annual Report on Form 10-K.

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

For 2025, we elected to assess qualitative factors to determine whether it was necessary to perform quantitative goodwill impairment testing for our reporting units. We assessed the relevant events and circumstances to evaluate whether it is more likely than not that the fair values of such reporting units are less than their carrying values. The events and circumstances assessed for each reporting unit included macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant information. Based upon this qualitative assessment, we determined that it is more likely than not that the fair values of our reporting units exceeded their carrying values as of December 31, 2025.

In July 2021, a major customer communicated to Aerex that its purchases of a specialized product from Aerex in 2022 and subsequent years would be at substantially reduced annual amounts, as compared to the amounts it had purchased from Aerex in prior years. As a result, our updated sales estimate for this customer based on this new information was substantially below the sales we anticipated to this customer for 2022 and subsequent years that we used in the discounted cash flow projections we prepared for purposes of testing our manufacturing reporting unit’s goodwill for possible impairment as of December 31, 2020. Furthermore, Aerex’s efforts to replace the revenue previously generated from this customer with revenue from existing and new customers were adversely impacted by negative economic conditions (caused in part by the COVID-19 pandemic). These negative economic conditions also increased Aerex’s raw material costs, resulted in raw material shortages and extended delivery times for such materials, and adversely affected the overall financial condition of Aerex’s current and prospective customers. Accordingly, in light of this new information from Aerex’s major customer, and the on-going weak economic conditions that we believed would continue through 2022, we updated our projections of future cash flows for the manufacturing reporting unit and tested its goodwill for possible impairment as of June 30, 2021 using the discounted cash flow and guideline public company methods, with a weighting of 80% and 20% applied to these two methods, respectively. Based upon this testing, we determined that the carrying value of our manufacturing reporting unit exceeded its fair value by $2.9 million, and we recorded an impairment loss to reduce our manufacturing segment’s goodwill by this amount for the three months ended June 30, 2021.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1. “Financial Statements” of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2025 (“2025 Form 10-K”) and the information set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2026 was $3,777,429 ($0.23 per share on a fully diluted basis), as compared to net income of $4,791,029 ($0.30 per share on a fully diluted basis) for 2025. Our net losses from discontinued operations for 2026 and 2025 were ($43,042) and ($133,081), respectively. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for a discussion of our discontinued operations.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2026 was $3,820,471 ($0.24 per share on a fully diluted basis), as compared to net income from continuing operations of $4,924,110 ($0.31 per share on a fully diluted basis) for 2025.

Revenue for 2026 decreased to $29,973,700 from $33,715,385 in 2025 as a result of revenue decreases in the manufacturing and retail segments, which were partially offset by revenue increases in the bulk and services segments. Gross profit for 2026 was $10,916,013 (36% of total revenue) as compared to $12,306,287 (37% of total revenue) for 2025. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis decreased to $7,419,068 for 2026 as compared to $7,723,959 for 2025. An increase in employee costs of approximately $211,000 from 2025 to 2026 was more than offset by a decrease in professional fees and reductions in various other expenses.

Other income, net, remained relatively consistent at $739,566 for 2026 as compared to $688,891 for 2025.

Results by Segment

Retail Segment:

The retail segment generated $3,955,540 in income from operations for 2026 as compared to $4,946,443 for 2025.

Revenue generated by retail water operations decreased to $8,577,058 in 2026 from $9,411,342 in 2025 due to a 10.2% decrease in the volume of water sold. The decrease in the volume of water sold in 2026 as compared to 2025 is attributable to significantly greater rainfall on Grand Cayman in 2026, as 2025 rainfall was well below historical norms.

As a result of the revenue decrease, retail segment gross profit decreased in both total dollars and as a percentage of revenue to $4,934,901 (58% of retail revenue) for 2026 as compared to $5,705,279 (61% of retail revenue) for 2025.

Retail G&A expenses increased to $902,607 for 2026 compared to $788,812 for 2025 primarily as a result of incremental employee costs of just over $74,000.

Bulk Segment:

The bulk segment contributed $2,604,560 and $2,481,546 to our income from operations for 2026 and 2025, respectively.

Bulk segment revenue was $8,744,769 and $8,411,716 for 2026 and 2025, respectively. The slight increase in revenue for 2026 is attributable principally to revenue earned by CW-Bahamas on the contract for its new plant on Cat Island.

Gross profit for our bulk segment was relatively consistent at $3,008,783 (34% of bulk revenue) for 2026 and $2,827,627 (34% of bulk revenue) for 2025.

Bulk segment G&A expenses also remained relatively consistent at $404,223 for 2026 as compared to $346,081 for 2025.

OC-Cayman’s agreements with the WAC for their North Sound and North Side Water Works plants expire on July 1, 2026. We believe we will receive an extension of these agreements for sufficient time to allow the WAC to complete a formal tender process for the granting of new long-term agreements for these plants.

Services Segment:

The services segment generated $1,057,741 in income from operations for 2026 as compared to a loss from operations of ($180,488) for 2025.

Services segment revenue increased to $11,251,344 for 2026 from $10,078,268 for 2025. Construction revenue remained relatively consistent at $2,101,137 for 2026 as compared to $2,218,230 for 2025. Revenue generated under operations and maintenance (“O&M”) contracts increased to $8,888,458 in 2026 as compared to $7,725,298 in 2025. One of PERC’s significant O&M contracts expired at the end of March 2026. However, prior to this contract’s expiration the customer contracted for certain additional construction work and maintenance services that were completed in 2026. These additional services amounted to $494,332 of the increase in O&M revenue from 2025 to 2026. We recognized approximately $2,540,432 and $1,035,547 in revenue and gross profit, respectively, under this contract in 2026 and approximately $1,032,060 and $213,597 in revenue and gross profit, respectively, under this contract in 2025. The remainder of the increase in O&M revenue was attributable to a new contract obtained by PERC for a municipal customer in California. Design and consulting revenue increased to $261,749 for 2026 from $134,740 for 2025.

Gross profit for the services segment increased to $2,824,188 (25% of services revenue) in 2026 from $2,016,391 (20% of services revenue) in 2025 due to the increase in O&M revenue.

G&A expenses for the services segment decreased to $1,785,996 for 2026 as compared to $2,195,338 for 2025 primarily due to a decrease in the provision for credit losses.

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

We are required to obtain federal, state, regional and local permits, licenses and other government approvals as a condition to commencing and completing construction and initiating operations. The permitting process for a project of this scale and complexity is inherently iterative and subject to review by multiple regulatory authorities, public comment procedures and, in certain instances, interagency coordination. During the year ended December 31, 2025, and continuing through the time of the filing of this Quarterly Report on Form 10-Q, we and BWS have experienced delays in obtaining certain required permits and related governmental approvals. These delays have resulted in a corresponding deferral of certain project milestones and a delay in the commencement of plant construction.

Pursuant to the terms of the contract, we are entitled to extensions of time for performance should delays arise from the failure to obtain required permits or other governmental approvals, provided that we have satisfied certain contractually specified conditions, including the exercise of all reasonable efforts to obtain such permits or other governmental approvals. We believe that we have complied in all material respects with the contractual prerequisites necessary to obtain relief in respect of such delays. BWS has granted change orders to Kalaeloa Desalco to reflect the impact of delays in the project schedule. However, Kalaeloa Desalco may require additional change orders from BWS for pending governmental approvals to further extend the completion date of the plant construction and until such formal change orders, amendments or written confirmations are executed, there can be no assurance as to the timing, scope or terms of any such extensions, or if such extensions will be granted at all.

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

At the time of the filing of this Quarterly Report on Form 10-Q, Kalaeloa Desalco is continuing to advance the permitting process, respond to regulatory inquiries and coordinate with the BWS to mitigate project schedule impacts. Kalaeloa Desalco also is evaluating potential adjustments to sequencing and procurement activities designed to reduce the effect of the delays on the overall project economics. Although we do not currently expect the permitting delays to result in a material adverse effect on our consolidated financial position, the deferral of construction activities has shifted anticipated revenue recognition and associated cash flows related to the Hawaii desalination plant project into future periods. We will continue to assess the impact of these developments on our estimates of total project costs, timing of performance obligations and variable consideration, and will update our disclosures as appropriate in future periodic or current reports.

Manufacturing Segment:

The manufacturing segment incurred a loss from operations of ($337,767) in 2026 as compared to generating $1,092,912 in income from operations in 2025.

Manufacturing revenue decreased to $1,400,529 for 2026, as compared to $5,814,059 for 2025. The decrease in manufacturing revenue for 2026 resulted from a decrease in the total dollar amount of new purchase orders and, to a lesser extent, the timing of the receipt and the commencement of work on these new orders. We believe, based on current projections, that manufacturing revenue for the full 2026 fiscal year will be less than the manufacturing revenue generated for the 2025 fiscal year.

Manufacturing gross profit decreased to $148,141 (11% of manufacturing revenue) for 2026 as compared to $1,756,990 (30% of manufacturing revenue) for 2025 due to the decrease in revenue.

G&A expenses for the manufacturing segment decreased to $485,908 for 2026 as compared to $664,078 for 2025 due primarily to a decrease in the provision for credit losses.

Corporate Segment:

Corporate G&A expenses remained relatively consistent at $3,840,334 for 2026 as compared to $3,729,650 for 2025.

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as of March 31, 2026 as compared to December 31, 2025 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable increased by approximately $3.5 million primarily due to the $3.2 million increase in CW-Bahamas’ accounts receivable.

Contract assets decreased by approximately $2.0 million primarily due to a $1.1 million decrease in Aerex’s contract assets arising from reduced production activity and an $870,000 decrease in PERC’s contract assets.

Property, plant and equipment, net, increased by approximately $1.6 million primarily due to a transfer from construction in progress upon the completion of one of the CW-Bahamas’ Cat Island plants.

Construction in progress decreased by approximately $1.6 million, primarily due to the transfer for the Cat Island plant.

Contract liabilities increased by $1.3 million due to an $874,000 increase in PERC and a $567,000 increase in the Kalaeloa Desalco construction project.

LIQUIDITY AND CAPITAL RESOURCES

Certain transfers from our bank accounts in The Bahamas to our bank accounts in other countries require the approval of the Central Bank of The Bahamas.

The Cayman Islands does not have a tax treaty with the United States. Consequently, should we be required or elect to transfer any profits generated by our U.S. subsidiaries to our parent company in the Cayman Islands, we will be required to pay a withholding tax of 30% on the amount of any such funds transferred.

Liquidity Position

Our projected liquidity requirements for the balance of 2026 include capital expenditures for our existing operations of approximately $8.6 million. We paid approximately $2.3 million for dividends in April 2026. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board.

As of March 31, 2026, we had cash and cash equivalents of $126.3 million and working capital of $144.3 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $23.9 million and $20.7 million as of March 31, 2026 and December 31, 2025, respectively. Approximately 75% and 71% of the accounts receivable balances were delinquent as of those dates, respectively. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of March 31, 2026, or prior periods.

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

If CW-Bahamas is unable to collect a sufficient portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) we may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to significantly increase our allowance for credit losses for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Discussion of Cash Flows for the Three Months Ended March 31, 2026

Our cash and cash equivalents increased to $126,331,873 as of March 31, 2026 from $123,788,390 as of December 31, 2025.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $6,543,681. This net cash reflects the net income generated for the three months ended March 31, 2026 of $3,933,564 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. Significant adjustments included depreciation and amortization of $1,754,705, an increase in accounts receivable of $3,453,459, a decrease in prepaid expenses and other assets of $1,564,843, a decrease in contract assets of $1,996,967, and an increase in contract liabilities of $1,346,535.

Cash Flows from Investing Activities

Net cash used in our investing activities was $1,682,253 primarily for additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used by our financing activities was $2,311,849, almost all of which related to the payment of dividends.

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government (the “1990 license”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2026 and 2025, we generated approximately 29% and 28%, respectively, of our consolidated revenue and 45% and 46%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

Adoption of New Accounting Standards

None.

Effect of Newly Issued but not yet Effective Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public companies to disclose, in the notes to financial statements, specific information about certain costs and expenses at each interim and annual reporting period. The amended ASU is effective on a prospective basis for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact of this guidance on our financial statements.

Dividends

●	On January 30, 2026, we paid a dividend of $0.14 to shareholders of record on January 2, 2026.
●	On April 30, 2026, we paid a dividend of $0.14 to shareholders of record on April 1, 2026.

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

Kalaeloa Desalco has signed a contract with the Honolulu Board of Water Supply pursuant to which it presently expects to construct and operate a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii. Approximately 80% of the approximate $148 million price for the construction of this plant is subject to adjustment based upon changes in inflation indices from September 29, 2022 (the date that was 120 days after the original proposal was submitted) until the date that the notice to proceed with construction is issued by the client.

Increases in fuel and energy costs and other items could create additional credit risks for us, as our customers’ ability to pay our invoices could be adversely affected by such increases.

In periods of high inflation, our consolidated results of operations and cash flows could be materially adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2025 to the end of the period covered by this report.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other periodic reports on Form 10-Q and Form 8-K.

Our exclusive license to provide water to retail customers in the Cayman Islands is presently under renegotiation with OfReg, the Cayman Islands government utility regulatory authority, and we are presently unable to predict the outcome of these on-going negotiations.

We sell water through our retail operations under the 1990 license that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Pursuant to the 1990 license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. For the three months ended March 31, 2026 and 2025, we generated approximately 29% and 28%, respectively, of our consolidated revenue and 45% and 46%, respectively, of our consolidated gross profit from the retail water operations conducted under the 1990 license.

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

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $23.9 million as of March 31, 2026. Approximately 75% of this March 31, 2026 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of March 31, 2026, or prior periods.

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

If CW-Bahamas is unable to collect a significant portion of its delinquent accounts receivable, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations; (ii) we may be required to cease the recognition of revenue on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to significantly increase our allowance for credit losses for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2026.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 11, 2026