Form 10-Q
period 2026-06-30
Consolidated Water Co. Ltd.
filed 2026-08-10
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, 16,012,865 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$132,629,006	$123,788,390
Accounts receivable, net	28,627,416	32,768,537
Inventory	3,938,124	3,736,845
Prepaid expenses and other current assets	5,338,714	5,927,675
Contract assets	3,210,683	3,290,815
Current assets of discontinued operations	130,470	124,630
Total current assets	173,874,413	169,636,892
Property, plant and equipment, net	59,456,076	55,151,758
Construction in progress	4,084,969	6,695,656
Inventory, noncurrent	5,740,401	5,563,142
Investment in affiliates	1,110,504	1,186,849
Goodwill	12,861,404	12,861,404
Intangible assets, net	1,956,703	2,101,555
Operating lease right-of-use assets	2,744,138	2,930,441
Other assets	1,039,893	1,437,648
Total assets	$262,868,501	$257,565,345

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$10,596,335	$9,620,880
Accrued compensation	2,742,935	3,039,142
Dividends payable	2,281,679	2,285,317
Current maturities of operating leases	769,837	661,047
Current portion of long-term debt	13,110	47,549
Contract liabilities	12,407,026	11,528,634
Deferred revenue	104,847	248,719
Current liabilities of discontinued operations	319,693	271,159
Total current liabilities	29,235,462	27,702,447
Long-term debt, noncurrent	2,875	25,954
Deferred tax liabilities	554,290	707,444
Noncurrent operating leases	1,999,465	2,297,161
Other liabilities	78,000	153,000
Total liabilities	31,870,092	30,886,006
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 47,734 and 39,507 shares, respectively	28,640	23,704
Common stock, $0.60 par value. Authorized 49,800,000 and 24,800,000 shares, respectively; issued and outstanding 16,000,190 and 15,945,233 shares, respectively	9,600,114	9,567,140
Additional paid-in capital	96,048,795	95,310,630
Retained earnings	119,965,649	116,749,048
Total Consolidated Water Co. Ltd. stockholders' equity	225,643,198	221,650,522
Non-controlling interests	5,355,211	5,028,817
Total equity	230,998,409	226,679,339
Total liabilities and equity	$262,868,501	$257,565,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$32,870,362	$33,591,079	$62,844,062	$67,306,464
Cost of revenue	21,906,973	20,759,094	40,964,660	42,168,192
Gross profit	10,963,389	12,831,985	21,879,402	25,138,272
General and administrative expenses	7,243,022	7,580,238	14,662,090	15,304,197
Gain (loss) on asset dispositions, net	24,319	32,017	(32,886)	60,452
Income from operations	3,744,686	5,283,764	7,184,426	9,894,527

Other income (expense):
Interest income	645,585	756,988	1,292,813	1,373,582
Interest expense	(479)	(1,185)	(3,215)	(2,713)
Equity in the earnings of affiliates	61,421	52,279	113,030	82,753
Other	24,112	12,100	67,577	55,451
Other income, net	730,639	820,182	1,470,205	1,509,073
Income before income taxes	4,475,325	6,103,946	8,654,631	11,403,600
Provision for income taxes	267,746	795,807	470,446	1,005,924
Net income from continuing operations	4,207,579	5,308,139	8,184,185	10,397,676
Income from continuing operations attributable to non-controlling interests	170,259	129,378	326,394	294,805
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	4,037,320	5,178,761	7,857,791	10,102,871
Net loss from discontinued operations	(105,574)	(82,556)	(148,616)	(215,637)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$3,931,746	$5,096,205	$7,709,175	$9,887,234

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.25	$0.33	$0.49	$0.63
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings per share	$0.25	$0.32	$0.48	$0.62

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.25	$0.32	$0.49	$0.63
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Diluted earnings per share	$0.24	$0.32	$0.48	$0.62

Dividends declared per common and redeemable preferred shares	$0.14	$0.14	$0.28	$0.25

Weighted average number of common shares used in the determination of:
Basic earnings per share	16,000,190	15,916,685	16,000,136	15,916,278
Diluted earnings per share	16,108,177	16,044,311	16,107,696	16,043,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2025	39,507	$23,704	15,945,233	$9,567,140	$95,310,630	$116,749,048	$5,028,817	$226,679,339
Issue of share capital	—	—	54,761	32,857	(32,857)	—	—	—
Conversion of preferred stock	(196)	(117)	196	117	—	—	—	—
Buyback of preferred stock	(388)	(233)	—	—	(7,631)	—	—	(7,864)
Net income	—	—	—	—	—	3,777,429	156,135	3,933,564
Dividends declared	—	—	—	—	—	(2,246,985)	—	(2,246,985)
Stock-based compensation	—	—	—	—	395,898	—	—	395,898
Balance as of March 31, 2026	38,923	23,354	16,000,190	9,600,114	95,666,040	118,279,492	5,184,952	228,753,952
Issue of share capital	9,071	5,442	—	—	(5,442)	—	—	—
Buyback of preferred stock	(342)	(205)	—	—	(5,604)	—	—	(5,809)
Net income	—	—	—	—	—	3,931,746	170,259	4,102,005
Exercise of options	82	49	—	—	2,011	—	—	2,060
Dividends declared	—	—	—	—	—	(2,245,589)	—	(2,245,589)
Stock-based compensation	—	—	—	—	391,790	—	—	391,790
Balance as of June 30, 2026	47,734	$28,640	16,000,190	$9,600,114	$96,048,795	$119,965,649	$5,355,211	$230,998,409

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2024	44,004	$26,402	15,846,345	$9,507,807	$93,550,905	$106,875,581	$5,348,952	$215,309,647
Issue of share capital	—	—	66,764	40,058	(40,058)	—	—	—
Conversion of preferred stock	(2,486)	(1,492)	2,486	1,492	—	—	—	—
Buyback of preferred stock	(688)	(412)	—	—	(9,727)	—	—	(10,139)
Net income	—	—	—	—	—	4,791,029	165,427	4,956,456
Exercise of options	—	—	1,090	654	12,793			13,447
Dividends declared	—	—	—	—	—	(1,757,183)	—	(1,757,183)
Stock-based compensation	—	—	—	—	299,371	—	—	299,371
Balance as of March 31, 2025	40,830	24,498	15,916,685	9,550,011	93,813,284	109,909,427	5,514,379	218,811,599
Issue of share capital	8,534	5,120	—	—	(5,120)	—	—	—
Buyback of preferred stock	(69)	(41)	—	—	(1,530)	—	—	(1,571)
Net income	—	—	—	—	—	5,096,205	129,378	5,225,583
Exercise of options	549	329	—	—	9,894	—	—	10,223
Dividends declared	—	—	—	—	—	(2,234,434)	—	(2,234,434)
Stock-based compensation	—	—	—	—	396,040	—	—	396,040
Balance as of June 30, 2025	49,844	$29,906	15,916,685	$9,550,011	$94,212,568	$112,771,198	$5,643,757	$222,207,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income attributable to Consolidated Water Co. Ltd. stockholders	$7,709,175	$9,887,234
Income from continuing operations attributable to non-controlling interests	326,394	294,805
Net income	8,035,569	10,182,039
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign currency transaction adjustment - discontinued operations	—	248
Loss from discontinued operations	148,616	215,389
Depreciation and amortization	3,532,983	3,400,039
Deferred income tax benefit	(153,154)	(237,687)
Provision for (benefit from) credit losses	(32,252)	405,533
Amortization of operating lease right-of-use assets	330,876	313,854
Compensation expense relating to stock and stock option grants	787,688	695,411
(Gain) loss on asset dispositions, net	32,886	(60,452)
Equity in earnings of affiliates	(113,030)	(82,753)
Distribution of earnings from OC-BVI	189,375	272,700

Change in:
Accounts receivable	4,173,373	(2,752,672)
Contract assets	80,132	(1,288,787)
Inventory	(698,058)	2,204,575
Prepaid expenses and other assets	890,957	1,425,094
Accounts payable, accrued expenses and other current liabilities	1,409,231	3,074,188
Accrued compensation	(296,207)	(527,635)
Contract liabilities	878,392	3,772,012
Operating lease liabilities	(333,479)	(316,457)
Deferred revenue	(143,872)	250,677
Other liabilities	(75,000)	—
Net cash provided by operating activities - continuing operations	18,645,026	20,945,316
Net cash used in operating activities - discontinued operations	(73,751)	(422,311)
Net cash provided by operating activities	18,571,275	20,523,005

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(5,194,216)	(4,215,997)
Proceeds from asset dispositions	61,071	38,986
Net cash used in investing activities	(5,133,145)	(4,177,011)

Cash flows from financing activities
Dividends paid to common shareholders	(4,485,232)	(3,494,871)
Dividends paid to preferred shareholders	(10,980)	(9,331)
Buyback of redeemable preferred stock	(13,673)	(11,710)
Proceeds received from exercise of stock options	2,060	23,670
Principal repayments on long-term debt	(57,518)	(74,141)
Net cash used in financing activities	(4,565,343)	(3,566,383)
Net increase in cash and cash equivalents	8,872,787	12,779,611
Cash and cash equivalents at beginning of period	123,788,390	99,350,121
Cash and cash equivalents at beginning of period - discontinued operations	13,776	127,859
Less: cash and cash equivalents at end of period - discontinued operations	(45,947)	(10,992)
Cash and cash equivalents at end of period	$132,629,006	$112,246,599

Non-cash transactions:
Dividends declared but not paid	$2,246,709	$2,235,314
Transfers from inventory to property, plant and equipment and construction in progress	$319,520	$289,589
Transfers from construction in progress to property, plant and equipment	$7,197,487	$2,251,146
Right-of-use assets obtained in exchange for new operating lease liabilities	$144,573	$412,308
Transfers from prepaid expenses to property, plant and equipment	$6,082	$509,333
Expenditures for property, plant and equipment and construction in progress not yet paid	$103,667	$663,787

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

Net foreign currency gains arising from transactions and re-measurements were $16,866 and $16,345 for the three months ended June 30, 2026 and 2025, respectively, and $51,702 and $45,987 for the six months ended June 30, 2026 and 2025 and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks, certificates of deposit at banks with original maturity of three months or less and a money market fund with a brokerage firm. Cash and cash equivalents as of June 30, 2026 and December 31, 2025 include $17.2 million and $17.0 million, respectively, of certificates of deposits with original maturities of three months or less and $18.4 million and $18.1 million, respectively, in the money market fund.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances held in The Bahamas as of June 30, 2026 and December 31, 2025 were approximately $18.8 million and $12.0 million, respectively.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Retail revenue	$8,660,947	$8,638,026	$17,238,005	$18,049,368
Bulk revenue	9,934,060	8,274,816	18,678,829	16,686,532
Services revenue	11,585,573	11,448,202	22,836,917	21,526,470
Manufacturing revenue	2,689,782	5,230,035	4,090,311	11,044,094
Total revenue	$32,870,362	$33,591,079	$62,844,062	$67,306,464

Services revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Construction revenue	$5,338,043	$2,825,935	$7,439,180	$5,044,167
Operations and maintenance revenue	6,044,002	8,255,408	14,932,460	15,980,704
Design and consulting revenue	203,528	366,859	465,277	501,599
Total services revenue	$11,585,573	$11,448,202	$22,836,917	$21,526,470

Retail revenue

The Company produces and supplies water to end-users, including residential, commercial and governmental customers in the Cayman Islands under an exclusive water production and supply concession and water utility license issued to Cayman Water by the Cayman Islands government and the Utilities Regulation and Competition Office (“OfReg”), respectively, to provide water in two of the three most populated areas on Grand Cayman. Customers are billed on a monthly basis based on metered consumption and bills are typically collected within 30 to 45 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service.

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

The Company sells bulk water in The Bahamas through its majority-owned subsidiary, CW-Bahamas, under three agreements with the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes such water through its own pipeline system to residential, commercial and tourist properties on the islands of New Providence and Cat Island.

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

For the three and six months ended June 30, 2026 and 2025, the Company recognized all of its manufacturing revenue from the transfer of goods or services to customers over time. The following table presents the services revenue recognized from the transfer of goods or services to customers over time and when invoiced under the right to invoice practical expedient:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized over time	$5,373,750	$3,104,731	$7,583,913	$5,284,992
Revenue recognized when invoiced	6,211,823	8,343,471	15,253,004	16,241,478
Total services revenue	$11,585,573	$11,448,202	$22,836,917	$21,526,470

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	June 30,	December 31,
	2026	2025
Revenue recognized to date on contracts in progress	$117,595,070	$127,237,229
Amounts billed to date on contracts in progress	(128,609,583)	(138,121,977)
Retainage	1,818,170	2,646,929
Net contract liability	$(9,196,343)	$(8,237,819)

The above net balances are reflected in the accompanying condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2026	2025
Contract assets	$3,210,683	$3,290,815
Contract liabilities	(12,407,026)	(11,528,634)
Net contract liability	$(9,196,343)	$(8,237,819)

As of June 30, 2026, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $144.8 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $11.2 million during the remainder of the year ending December 31, 2026 and approximately $133.6 million thereafter. In addition, the Company recognized revenue of approximately $1.2 million for the six months ended June 30, 2026, that was included in the contract liability balance as of December 31, 2025.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

3. Segment information

The Company has five reportable segments: retail, bulk, services, manufacturing and corporate. The retail segment operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman pursuant to an exclusive water production and supply concession and water utility license issued to Cayman Water by the Cayman Islands government and OfReg, respectively. The bulk segment supplies potable water to government utilities in Grand Cayman and The Bahamas under long-term contracts. The services segment designs, constructs and sells water infrastructure and provides management and operating services to third parties. The manufacturing segment manufactures and services a wide range of custom and specialized water-related products applicable to commercial, municipal and industrial water production, supply and treatment. The corporate segment consists of various expenses of a general and administrative nature incurred at the parent company level, as well as the expenses incurred by Aquilex, a U.S. subsidiary that provides financial, engineering, information technology, administrative and supply chain management support services to all the Company’s subsidiaries and its affiliate.

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

The following sets forth the Company’s income statements by segment.

	Three Months Ended June 30, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$8,660,947	$9,934,060	$11,585,573	$2,689,782	$—	$32,870,362
Cost of revenue	3,805,970	6,722,244	9,686,546	1,692,213	—	21,906,973
Gross profit	4,854,977	3,211,816	1,899,027	997,569	—	10,963,389
General and administrative expenses	899,499	340,147	1,474,321	519,072	4,009,983	7,243,022
Gain (loss) on asset dispositions, net	24,589	—	(270)	—	—	24,319
Income (loss) from operations	3,980,067	2,871,669	424,436	478,497	(4,009,983)	3,744,686
Interest income	28,819	184,812	245,179	—	186,775	645,585
Interest expense	—	—	(237)	—	(242)	(479)
Income (loss) from affiliates	—	—	—	(429)	61,850	61,421
Other	17,203	6,222	384	90	213	24,112
Other income (loss), net	46,022	191,034	245,326	(339)	248,596	730,639
Income (loss) before income taxes	4,026,089	3,062,703	669,762	478,158	(3,761,387)	4,475,325
Provision for income taxes	—	—	164,460	103,286	—	267,746
Net income (loss) from continuing operations	4,026,089	3,062,703	505,302	374,872	(3,761,387)	4,207,579
Income from continuing operations attributable to non-controlling interests	—	170,259	—	—	—	170,259
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$4,026,089	$2,892,444	$505,302	$374,872	$(3,761,387)	4,037,320
Net loss from discontinued operations						(105,574)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$3,931,746

	Three Months Ended June 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$8,638,026	$8,274,816	$11,448,202	$5,230,035	$—	$33,591,079
Cost of revenue	3,775,758	5,738,907	8,056,883	3,187,546	—	20,759,094
Gross profit	4,862,268	2,535,909	3,391,319	2,042,489	—	12,831,985
General and administrative expenses	985,617	394,750	1,993,042	530,552	3,676,277	7,580,238
Gain on asset dispositions, net	840	—	31,177	—	—	32,017
Income (loss) from operations	3,877,491	2,141,159	1,429,454	1,511,937	(3,676,277)	5,283,764
Interest income	45,049	227,470	261,335	1	223,133	756,988
Interest expense	—	—	(1,185)	—	—	(1,185)
Income (loss) from affiliate	—	—	—	(259)	52,538	52,279
Other	7,395	6,942	(1,996)	90	(331)	12,100
Other income, net	52,444	234,412	258,154	(168)	275,340	820,182
Income (loss) before income taxes	3,929,935	2,375,571	1,687,608	1,511,769	(3,400,937)	6,103,946
Provision (benefit) for income taxes	—	—	414,180	381,627	—	795,807
Net income (loss) from continuing operations	3,929,935	2,375,571	1,273,428	1,130,142	(3,400,937)	5,308,139
Income from continuing operations attributable to non-controlling interests	—	129,378	—	—	—	129,378
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$3,929,935	$2,246,193	$1,273,428	$1,130,142	$(3,400,937)	5,178,761
Net loss from discontinued operations						(82,556)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$5,096,205

The Company’s cost of revenue consists of:

	Three Months Ended June 30, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$5,695,513	$936,861	$—	$6,632,374
Employee costs	839,289	498,755	3,629,642	570,508	—	5,538,194
Electricity	1,221,993	1,052,291	13,725	12,169	—	2,300,178
Fuel oil	—	3,133,366	—	—	—	3,133,366
Depreciation	653,116	766,520	106,954	76,814	—	1,603,404
Maintenance	233,542	334,914	141,964	67,784	—	778,204
Insurance	181,101	323,492	18,577	—	—	523,170
Retail license royalties	550,265	—	—	—	—	550,265
Other	126,664	612,906	80,171	28,077	—	847,818
	$3,805,970	$6,722,244	$9,686,546	$1,692,213	$—	$21,906,973

	Three Months Ended June 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$3,633,272	$2,435,559	$—	$6,068,831
Employee costs	761,403	518,088	4,160,205	608,921	—	6,048,617
Electricity	1,156,000	1,064,256	35,329	11,561	—	2,267,146
Fuel oil	—	1,842,264	—	—	—	1,842,264
Depreciation	621,297	692,319	93,095	36,455	—	1,443,166
Maintenance	320,220	637,300	78,677	67,403	—	1,103,600
Insurance	174,656	405,169	21,278	—	—	601,103
Retail license royalties	553,400	—	—	—	—	553,400
Other	188,782	579,511	35,027	27,647	—	830,967
	$3,775,758	$5,738,907	$8,056,883	$3,187,546	$—	$20,759,094

Cost of revenue segment expenses set forth in the “Other” category above primarily include chemicals and other supplies, government fees and licenses, and freight costs.

The Company’s general and administrative expenses consist of:

	Three Months Ended June 30, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$462,030	$92,355	$968,512	$310,232	$2,118,294	$3,951,423
Professional fees	12,374	25,308	62,284	3,989	704,774	808,729
Insurance	107,342	96,570	9,202	63,784	224,812	501,710
Depreciation and amortization	12,054	6,312	62,751	26,667	22,251	130,035
Other	305,699	119,602	371,572	114,400	939,852	1,851,125
	$899,499	$340,147	$1,474,321	$519,072	$4,009,983	$7,243,022

	Three Months Ended June 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$390,735	$90,072	$1,290,094	$297,007	$2,089,738	$4,157,646
Professional fees	12,287	19,587	176,093	24,152	621,134	853,253
Insurance	104,977	96,818	34,225	74,751	221,051	531,822
Depreciation and amortization	10,268	5,091	161,104	26,059	16,967	219,489
Other	467,350	183,182	331,526	108,583	727,387	1,818,028
	$985,617	$394,750	$1,993,042	$530,552	$3,676,277	$7,580,238

General and administrative segment expenses set forth in the “Other” category above primarily include Board of Directors fees and expenses, maintenance, office rent, information technology costs, provisions for credit losses and investor relations costs.

	Six Months Ended June 30, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$17,238,005	$18,678,829	$22,836,917	$4,090,311	$—	$62,844,062
Cost of revenue	7,448,127	12,458,230	18,113,702	2,944,601	—	40,964,660
Gross profit	9,789,878	6,220,599	4,723,215	1,145,710	—	21,879,402
General and administrative expenses	1,802,106	744,370	3,260,317	1,004,980	7,850,317	14,662,090
Gain (loss) on asset dispositions, net	(52,165)	—	19,279	—	—	(32,886)
Income (loss) from operations	7,935,607	5,476,229	1,482,177	140,730	(7,850,317)	7,184,426
Interest income	75,052	362,319	485,054	1	370,387	1,292,813
Interest expense	—	—	(2,973)	—	(242)	(3,215)
Income (loss) from affiliates	—	—	—	(9,062)	122,092	113,030
Other	43,061	16,245	385	7,558	328	67,577
Other income (loss), net	118,113	378,564	482,466	(1,503)	492,565	1,470,205
Income (loss) before income taxes	8,053,720	5,854,793	1,964,643	139,227	(7,357,752)	8,654,631
Provision (benefit) for income taxes	—	—	480,509	(10,063)	—	470,446
Net income (loss) from continuing operations	8,053,720	5,854,793	1,484,134	149,290	(7,357,752)	8,184,185
Income from continuing operations attributable to non-controlling interests	—	326,394	—	—	—	326,394
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$8,053,720	$5,528,399	$1,484,134	$149,290	$(7,357,752)	7,857,791
Net loss from discontinued operations						(148,616)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$7,709,175

	Six Months Ended June 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$18,049,368	$16,686,532	$21,526,470	$11,044,094	$—	$67,306,464
Cost of revenue	7,481,821	11,322,996	16,118,760	7,244,615	—	42,168,192
Gross profit	10,567,547	5,363,536	5,407,710	3,799,479	—	25,138,272
General and administrative expenses	1,774,429	740,831	4,188,380	1,194,630	7,405,927	15,304,197
Gain on asset dispositions, net	30,816	—	29,636	—	—	60,452
Income (loss) from operations	8,823,934	4,622,705	1,248,966	2,604,849	(7,405,927)	9,894,527
Interest income	77,915	431,573	404,654	2	459,438	1,373,582
Interest expense	—	—	(2,713)	—	—	(2,713)
Income from affiliates	—	—	—	(34,263)	117,016	82,753
Other	35,703	21,875	(1,960)	164	(331)	55,451
Other income, net	113,618	453,448	399,981	(34,097)	576,123	1,509,073
Income (loss) before income taxes	8,937,552	5,076,153	1,648,947	2,570,752	(6,829,804)	11,403,600
Provision for income taxes	—	—	378,287	627,637	—	1,005,924
Net income (loss) from continuing operations	8,937,552	5,076,153	1,270,660	1,943,115	(6,829,804)	10,397,676
Income from continuing operations attributable to non-controlling interests	—	294,805	—	—	—	294,805
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$8,937,552	$4,781,348	$1,270,660	$1,943,115	$(6,829,804)	10,102,871
Net income from discontinued operations						(215,637)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$9,887,234

The Company’s cost of revenue consists of:

	Six Months Ended June 30, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$28,750	$9,539,528	$1,423,663	$—	$10,991,941
Employee costs	1,633,426	962,665	7,879,037	1,122,036	—	11,597,164
Electricity	2,371,179	2,103,363	41,901	22,455	—	4,538,898
Fuel oil	—	4,975,131	—	—	—	4,975,131
Depreciation	1,299,367	1,516,859	214,481	152,344	—	3,183,051
Maintenance	419,376	1,054,880	274,835	157,664	—	1,906,755
Insurance	365,671	632,629	36,547	—	—	1,034,847
Retail license royalties	1,083,877	—	—	—	—	1,083,877
Other	275,231	1,183,953	127,373	66,439	—	1,652,996
	$7,448,127	$12,458,230	$18,113,702	$2,944,601	$—	$40,964,660

	Six Months Ended June 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$7,090,674	$5,719,701	$—	$12,810,375
Employee costs	1,519,271	1,061,388	8,430,568	1,198,142	—	12,209,369
Electricity	2,329,586	2,107,642	68,356	22,364	—	4,527,948
Fuel oil	—	3,662,320	—	—	—	3,662,320
Depreciation	1,235,181	1,381,835	183,693	75,317	—	2,876,026
Maintenance	540,845	1,038,942	206,194	167,358	—	1,953,339
Insurance	346,190	856,776	47,562	—	—	1,250,528
Retail license royalties	1,151,486	—	—	—	—	1,151,486
Other	359,262	1,214,093	91,713	61,733	—	1,726,801
	$7,481,821	$11,322,996	$16,118,760	$7,244,615	$—	$42,168,192

Cost of revenue segment expenses set forth in the “Other” category above primarily include chemicals and other supplies, government fees and licenses, and freight costs.

The Company’s general and administrative expenses consist of:

	Six Months Ended June 30, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$917,364	$181,741	$2,161,997	$611,504	$4,276,339	$8,148,945
Professional fees	24,548	44,599	240,814	35,789	1,340,554	1,686,304
Insurance	233,458	193,787	42,863	125,431	436,024	1,031,563
Depreciation and amortization	22,929	11,821	127,400	53,992	44,113	260,255
Other	603,807	312,422	687,243	178,264	1,753,287	3,535,023
	$1,802,106	$744,370	$3,260,317	$1,004,980	$7,850,317	$14,662,090

	Six Months Ended June 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$771,595	$178,881	$2,292,473	$638,567	$4,263,025	$8,144,541
Professional fees	27,449	40,852	516,093	91,714	1,245,824	1,921,932
Insurance	208,848	193,827	71,325	159,560	436,000	1,069,560
Depreciation and amortization	20,848	10,418	316,795	52,238	34,038	434,337
Other	745,689	316,853	991,694	252,551	1,427,040	3,733,827
	$1,774,429	$740,831	$4,188,380	$1,194,630	$7,405,927	$15,304,197

General and administrative segment expenses set forth in the “Other” category above primarily include Board of Directors fees and expenses, maintenance, office rent, information technology costs, provisions for credit losses and investor relations costs.

The Company’s segment assets are presented below.

	As of June 30, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Cash and cash equivalents	$18,235,488	$29,204,272	$50,839,226	$7,746,078	$26,603,942	$132,629,006
Accounts receivable, net	$3,387,398	$18,991,018	$4,716,648	$1,504,678	$27,674	$28,627,416
Inventory, current and non-current	$3,504,917	$5,353,438	$118,564	$701,606	$—	$9,678,525
Contract assets	$—	$—	$1,730,196	$1,480,487	$—	$3,210,683
Property, plant and equipment, net	$31,856,818	$21,047,548	$1,489,340	$4,874,576	$187,794	$59,456,076
Construction in progress	$3,830,127	$15,992	$—	$238,850	$—	$4,084,969
Intangibles, net	$—	$—	$1,528,924	$427,779	$—	$1,956,703
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$—	$12,861,404
Total segment assets	$63,430,680	$77,257,158	$72,585,380	$19,427,647	$30,037,166	$262,738,031
Assets of discontinued operations						$130,470
Total assets						$262,868,501

	As of December 31, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Cash and cash equivalents	$15,693,394	$20,343,683	$46,444,679	$6,620,358	$34,686,276	$123,788,390
Accounts receivable, net	$3,274,109	$20,882,114	$6,364,226	$2,240,036	$8,052	$32,768,537
Inventory, current and non-current	$3,555,946	$4,999,261	$24,178	$720,602	$—	$9,299,987
Contract assets	$—	$—	$1,144,943	$2,145,872	$—	$3,290,815
Property, plant and equipment, net	$32,371,991	$16,284,441	$1,666,099	$4,608,544	$220,683	$55,151,758
Construction in progress	$1,348,572	$5,316,061	$—	$31,023	$—	$6,695,656
Intangibles, net	$—	$—	$1,627,110	$474,445	$—	$2,101,555
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$—	$12,861,404
Total segment assets	$59,410,635	$71,300,554	$69,172,997	$19,454,784	$38,101,745	$257,440,715
Assets of discontinued operations						$124,630
Total assets						$257,565,345

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$4,037,320	$5,178,761	$7,857,791	$10,102,871
Less: preferred stock dividends	(6,683)	(6,978)	(12,132)	(11,469)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	4,030,637	5,171,783	7,845,659	10,091,402
Loss from discontinued operations	(105,574)	(82,556)	(148,616)	(215,637)
Net income available to common shares in the determination of basic earnings per common share	$3,925,063	$5,089,227	$7,697,043	$9,875,765

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	16,000,190	15,916,685	16,000,136	15,916,278
Plus:
Weighted average number of preferred shares outstanding during the period	40,749	42,510	40,004	42,114
Potential dilutive effect of unexercised options and unvested stock grants	67,238	85,116	67,556	85,140
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	16,108,177	16,044,311	16,107,696	16,043,532

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

Following a public tender process for the Project in which NSC and its consortium were declared the winners, in August 2016, the Public Private Partnership Agreement for the Project (the “APP Contract”) was executed between AdR, the State Water Commission of Baja, California (“CEA”), and the Government of Baja California, as represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract required AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueduct) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican public water system in Tijuana, Baja California and the second phase with a capacity of 50 million gallons per day. The APP Contract further provided that AdR would operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase.

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

Summarized financial information for the discontinued Mexico project development operation is as follows:

	June 30,	December 31,
	2026	2025
Cash	$45,947	$13,776
Prepaid expenses and other current assets	84,523	110,854
Total assets of discontinued operations	$130,470	$124,630

Total liabilities of discontinued operations	$319,693	$271,159

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss from discontinued operations	$(105,574)	$(82,556)	$(148,616)	$(215,637)

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	June 30,	December 31,
	2026	2025
ASSETS
Noncurrent
Operating lease right-of-use assets	$2,744,138	$2,930,441
Total operating lease right-of-use assets	$2,744,138	$2,930,441

LIABILITIES
Current
Current maturities of operating leases	$769,837	$661,047
Noncurrent
Noncurrent operating leases	1,999,465	2,297,161
Total lease liabilities	$2,769,302	$2,958,208

Weighted average remaining lease term:
Operating leases	3.8 years	4.2 years

Weighted average discount rate:
Operating leases	6.55%	6.55%

The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$226,220	$219,578	$435,791	$427,133
Short-term lease costs	62,900	100,303	120,652	199,328
Lease costs - discontinued operations	1,167	1,921	2,343	4,618
Total lease costs	$290,287	$321,802	$558,786	$631,079

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$506,879	$453,172

Future lease payments relating to the Company’s operating lease liabilities from continuing operations as of June 30, 2026 were as follows:

Years ending December 31,	Total
2026	$484,371
2027	903,681
2028	837,819
2029	546,333
2030	302,193
Thereafter	76,064
Total future lease payments	3,150,461
Less: imputed interest	(381,159)
Total lease obligations	2,769,302
Less: current obligations	(769,837)
Noncurrent lease obligations	$1,999,465

7. Fair value

As of June 30, 2026 and December 31, 2025, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments. As of June 30, 2026 and December 31, 2025, the Company does not have assets and liabilities measured at fair value to present in the fair value hierarchy.

8. Commitments and contingencies

Cayman Water

Prior to the License Date (as defined below), Cayman Water’s retail operations sold water under a license issued in July 1990 by the Cayman Islands government (the “1990 License”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. For the three months ended June 30, 2026 and 2025, the Company generated approximately 26% and 26%, respectively, of its consolidated revenue and 44% and 38%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 License. For the six months ended June 30, 2026 and 2025, the Company generated approximately 27% and 27%, respectively, of its consolidated revenue and 45% and 42%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 License.

The 1990 License was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the 1990 License expired on January 31, 2018, and from that date until February 18, 2025, the Company continued to operate under the terms of the 1990 License, treating such terms as operative notwithstanding the expiration of the express extension.

On February 18, 2025, Cayman Water received a concession from the Cayman Islands government that authorized and maintained the terms of the 1990 License until a new license was negotiated and enacted.

In 2016, the Cayman Islands government passed legislation creating OfReg, which is an independent and accountable regulatory body charged with protecting the rights of consumers, encouraging affordable utility services and promoting competition. Supplemental legislation passed in April 2017 transferred responsibility for the economic regulation of the water utility sector, including the negotiations with the Company for a new retail license, to OfReg. The Company began negotiations with OfReg in 2017, which negotiations continued until the issuance of the License (as defined below).

The Company had previously disclosed that OfReg and its predecessor informed the Company during the negotiations that the Cayman Islands government sought to restructure the terms of the license in a manner that could significantly reduce the operating income and cash flows the Company historically generated from the 1990 License.

On June 18, 2026, OfReg notified Cayman Water that, at a meeting held on June 11, 2026, the OfReg Board of Directors had approved the issuance to Cayman Water of a new license (the “License”) to produce and distribute potable water within its licensed service area (the “License Area”). The License has a stated commencement date of August 1, 2026 (the “License Date”) and, subject to its terms and conditions, continues for a period of 25 years from the License Date. The License establishes a long-term regulatory framework for Cayman Water’s retail water operations in the License Area following an extended period of uncertainty and negotiations with OfReg. Subject to the terms and conditions of the License, Cayman Water has the exclusive right to produce, distribute and sell potable water within the License Area during the license term, and the License requires Cayman Water to carry on the business normally conducted by a water utility in the License Area throughout the term of the License, using its best efforts to maintain sufficient water production capacities and distribution capabilities, and to plan for, serve and extend service to applicants in the License Area, subject to the terms of the License.

The License provides that Cayman Water’s base rates, monthly meter rental fees and certain other rates and charges will be as set forth in the License. Effective on the License Date, the base rates for water sold to consumers by Cayman Water in the License Area will be CI$16.23 per 1,000 gallons for the first 3,000 gallons supplied in any month to residential consumers, CI$21.21 per 1,000 gallons for residential consumption above 3,000 gallons, CI$19.90 per 1,000 gallons for the first 3,000 gallons supplied in any month to commercial consumers, CI$21.21 per 1,000 gallons for commercial consumption above 3,000 gallons, CI$17.77 per 1,000 gallons for the first 3,000 gallons supplied in any month to public authority consumers, CI$19.01 per 1,000 gallons for public authority consumption above 3,000 gallons and CI$13.32 per 1,000 gallons for trucked water consumers. The License also provides for monthly meter rental fees based on meter size, as well as annual adjustments to base rates and certain fees, effective each July 1 following the License Date, in accordance with the rate cap adjustment mechanism described in the License, subject to OfReg verification and approval requirements. The exchange rate for conversion of Cayman Islands dollars (CI$) into United States dollars (US$), as determined by the Cayman Islands Monetary Authority, has been fixed since April 1974 at US$1.20 per CI$1.00.

In addition to base rates and monthly meter rental fees, the License permits Cayman Water to recover from consumers, through a separate energy cost charge, the reasonable cost of electricity used to produce and distribute water, subject to an efficiency-based mechanism that limits recovery when specific energy consumption exceeds the maximum acceptable amount set forth in the License and shares certain efficiency savings with consumers when specific energy consumption is below the target level set forth in the License. The License also contemplates statutory fee and regulatory fee charges as separate pass-through charges to consumers; however, those fees have not yet been prescribed by the Cayman Islands Parliament.

The License contains customary regulatory provisions for Cayman Water’s water utility operations, including provisions relating to renewal, modification, assignability, revocation or suspension, accounts and financial reporting, regulatory access to information, design and construction of new works, water quality, metering, consumer protection, business continuity planning, dispute resolution and notices. The License does not renew automatically upon expiration of its term, but Cayman Water may apply to OfReg for renewal not earlier than 36 months and not later than 24 months prior to the expiration of the term. Neither the License nor any obligations or benefits conferred by it may be assigned or transferred in whole or in part without OfReg’s prior written consent.

The License may be modified by written consent of OfReg and Cayman Water, subject to any special conditions concerning modification set forth in the License. The License also provides that OfReg must, immediately upon the direction of the Cabinet of the Cayman Islands, modify the License for reasons of security, public interest or health of the general population of the Cayman Islands, with or without Cayman Water’s agreement, and establishes procedures for other modifications proposed by OfReg.

The License may be revoked or suspended by OfReg upon the occurrence of specified events, including: fundamental breach of the License; persistent breaches of any condition attached to the License or failure to comply with applicable directives or water sector legislation; certain insolvency events; failure to pay specified fees or financial commitments for a continuous period in excess of three months after the relevant due date; certain offences under the Water Sector Regulation Act; obtaining the License by a fraudulent, false or misleading representation or in another illegal manner; or failure to meet demand in a reasonable manner and time, as determined by OfReg in its discretion, acting reasonably. The License also contains provisions addressing suspension, reinstatement, revocation and, in certain circumstances following revocation or non-renewal, potential compulsory divestiture of all mechanical, electrical and other equipment and all civil engineering works or plant, including appurtenances, owned by Cayman Water and used by Cayman Water in its licensed water production and distribution operations, including completed new works.

OC-Cayman

OC-Cayman’s agreements with the WAC to operate and maintain the North Sound and North Side Water Works plants were originally scheduled to expire on July 1, 2026. The agreements have been extended through March 31, 2027. Revenue recognized under the North Sound agreement was $325,659 and $609,601 for the three and six months ended June 30, 2026, respectively. Revenue recognized under the North Side Water Works agreement was $406,617 and $801,023 for the three and six months ended June 30, 2026, respectively.

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $18.8 million and $20.7 million as of June 30, 2026 and December 31, 2025, respectively. Approximately 64% and 71% of the accounts receivable balances were delinquent as of those dates, respectively.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has not provided a material allowance for credit losses for its accounts receivable from the WSC as of June 30, 2026 or prior periods.

In a report dated April 30, 2026, Moody’s Investor Services (“Moody’s”) upgraded The Bahamas’ long-term issuer and senior unsecured ratings to Ba3 from B1. Moody’s also raised The Bahamas’ local currency ceiling to Baa2 from Baa3 and its foreign currency ceiling to Baa3 from Ba1. Based upon the Company’s review of this Moody’s correspondence, CW-Bahamas continues to believe that no material allowance for credit losses is required for CW-Bahamas’ accounts receivable from the WSC.

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

CW-Bahamas Supply Guarantees

The contracts to supply water to the WSC from its Blue Hills, Windsor and Cat Island plants require CW-Bahamas to guarantee delivery of a minimum quantity of water per week. If the WSC requires the water and CW-Bahamas does not meet this minimum, CW-Bahamas is required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that the WSC is currently paying CW-Bahamas under the contracts. The Blue Hills contract expires in 2032 and requires CW-Bahamas to deliver 63.0 million gallons of water each week. The Windsor contract expires in 2033 and requires CW-Bahamas to deliver 16.8 million gallons of water each week. The Cat Island contract expires in 2041 and requires the two plants located in Bennett’s Harbour and New Bight to deliver 504,000 gallons of water each week per plant. CW-Bahamas has been in compliance with the supply guarantees under these contracts for all periods since the inception of the contracts.

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

10. Subsequent events

The Company evaluated subsequent events through the time of the filing of this report on Form 10-Q. Other than as disclosed herein, the Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its condensed consolidated financial statements.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve assumptions and certain risks and uncertainties which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	tourism and weather conditions in the areas we serve;
●	the economic, political and social conditions of each country in which we conduct or plan to conduct business;
●	our relationships with the government entities and other customers we serve;
●	regulatory matters;
●	our ability to successfully enter new markets; and
●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our 2025 Annual Report on Form 10-K.

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

Material Development and Entry into a Material Agreement

Prior to the License Date (as defined below), we sold water under a license issued in July 1990 by the Cayman Islands government (the “1990 License”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. For the three months ended June 30, 2026 and 2025, the Company generated approximately 26% and 26%, respectively, of its consolidated revenue and 44% and 38%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 License. For the six months ended June 30, 2026 and 2025, the Company generated approximately 27% and 27%, respectively, of its consolidated revenue and 45% and 42%, respectively, of its consolidated gross profit from the retail water operations conducted under the 1990 License.

The 1990 License was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent express extension of the 1990 License expired on January 31, 2018, and from that date until February 18, 2025, Cayman Water continued to operate under the terms of the 1990 License, treating such terms as operative notwithstanding the expiration of the express extension.

On February 18, 2025, Cayman Water received a concession from the Cayman Islands government that authorized and maintained the terms of the 1990 License until a new license was negotiated and enacted.

In 2016, the Cayman Islands government passed legislation creating the Utility Regulation and Competition Office (“OfReg”), which is an independent and accountable regulatory body charged with protecting the rights of consumers, encouraging affordable utility services and promoting competition. Supplemental legislation passed in April 2017 transferred responsibility for the economic regulation of the water utility sector, including the negotiations with the Company for a new retail license, to OfReg. We began negotiations with OfReg in 2017, which negotiations continued until the issuance of the License (as defined below).

We have previously disclosed that OfReg and its predecessor informed us during the negotiations that the Cayman Islands government sought to restructure the terms of the license in a manner that could significantly reduce the operating income and cash flows we have historically generated from the 1990 License.

On June 18, 2026, OfReg notified Cayman Water that, at a meeting held on June 11, 2026, the OfReg Board of Directors had approved the issuance to Cayman Water of a new license (the “License”) to produce and distribute potable water within its licensed service area (the “License Area”). The License has a stated commencement date of August 1, 2026 (the “License Date”) and, subject to its terms and conditions, continues for a period of 25 years from the License Date. The License establishes a long-term regulatory framework for our retail water operations in the License Area following an extended period of uncertainty and negotiations with OfReg. Subject to the terms and conditions of the License, Cayman Water has the exclusive right to produce, distribute and sell potable water within the License Area during the license term, and the License requires Cayman Water to carry on the business normally conducted by a water utility in the License Area throughout the term of the License, using its best efforts to maintain sufficient water production capacities and distribution capabilities, and to plan for, serve and extend service to applicants in the License Area, subject to the terms of the License.

The License provides that Cayman Water’s base rates, monthly meter rental fees and certain other rates and charges will be as set forth in the License. Effective on the License Date, the base rates for water sold to consumers by Cayman Water in the License Area will be CI$16.23 per 1,000 gallons for the first 3,000 gallons supplied in any month to residential consumers, CI$21.21 per 1,000 gallons for residential consumption above 3,000 gallons, CI$19.90 per 1,000 gallons for the first 3,000 gallons supplied in any month to commercial consumers, CI$21.21 per 1,000 gallons for commercial consumption above 3,000 gallons, CI$17.77 per 1,000 gallons for the first 3,000 gallons supplied in any month to public authority consumers, CI$19.01 per 1,000 gallons for public authority consumption above 3,000 gallons and CI$13.32 per 1,000 gallons for trucked water consumers. The License also provides for monthly meter rental fees based on meter size, as well as annual adjustments to base rates and certain fees, effective each July 1 following the License Date, in accordance with the rate cap adjustment mechanism described in the License, subject to OfReg verification and approval requirements. The exchange rate for conversion of Cayman Islands dollars (CI$) into United States dollars (US$), as determined by the Cayman Islands Monetary Authority, has been fixed since April 1974 at US$1.20 per CI$1.00.

In addition to base rates and monthly meter rental fees, the License permits Cayman Water to recover from consumers, through a separate energy cost charge, the reasonable cost of electricity used to produce and distribute water, subject to an efficiency-based mechanism that limits recovery when specific energy consumption exceeds the maximum acceptable amount set forth in the License and shares certain efficiency savings with consumers when specific energy consumption is below the target level set forth in the License. The License also contemplates statutory fee and regulatory fee charges as separate pass-through charges to consumers; however, those fees have not yet been prescribed by the Cayman Islands Parliament.

The License contains customary regulatory provisions for Cayman Water’s water utility operations, including provisions relating to renewal, modification, assignability, revocation or suspension, accounts and financial reporting, regulatory access to information, design and construction of new works, water quality, metering, consumer protection, business continuity planning, dispute resolution and notices. The License does not renew automatically upon expiration of its term, but Cayman Water may apply to OfReg for renewal not earlier than 36 months and not later than 24 months prior to the expiration of the term. Neither the License nor any obligations or benefits conferred by it may be assigned or transferred in whole or in part without OfReg’s prior written consent.

The License may be modified by written consent of OfReg and Cayman Water, subject to any special conditions concerning modification set forth in the License. The License also provides that OfReg must, immediately upon the direction of the Cabinet of the Cayman Islands, modify the License for reasons of security, public interest or health of the general population of the Cayman Islands, with or without Cayman Water’s agreement, and establishes procedures for other modifications proposed by OfReg.

The License may be revoked or suspended by OfReg upon the occurrence of specified events, including: fundamental breach of the License; persistent breaches of any condition attached to the License or failure to comply with applicable directives or water sector legislation; certain insolvency events; failure to pay specified fees or financial commitments for a continuous period in excess of three months after the relevant due date; certain offences under the Water Sector

Regulation Act; obtaining the License by a fraudulent, false or misleading representation or in another illegal manner; or failure to meet demand in a reasonable manner and time, as determined by OfReg in its discretion, acting reasonably. The License also contains provisions addressing suspension, reinstatement, revocation and, in certain circumstances following revocation or non-renewal, potential compulsory divestiture of all mechanical, electrical and other equipment and all civil engineering works or plant, including appurtenances, owned by Cayman Water and used by Cayman Water in its licensed water production and distribution operations, including completed new works.

Based on our pro forma estimates, if the base rates, energy cost charges and monthly meter rental fees contemplated by the License had been applied to Cayman Water’s historical volumes, historical energy cost and meter base, we estimate that our revenue and operating income would have been approximately $2.1 million, $1.9 million and $1.1 million lower for 2024, 2025 and the first six months of 2026, respectively, than under the prior rate structure. These estimates are presented for illustrative purposes only; are based on historical volumes, historical energy cost, historical meter base and other assumptions; do not reflect statutory fee or regulatory fee charges that have not yet been prescribed; and are not necessarily indicative of the revenue or results of operations that Cayman Water will achieve under the License.

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

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2026 was $3,931,746 ($0.24 per share on a fully diluted basis), as compared to net income of $5,096,205 ($0.32 per share on a fully diluted basis) for 2025. Our net losses from discontinued operations for 2026 and 2025 were ($105,574) and ($82,556), respectively. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for a discussion of our discontinued operations.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2026 was $4,037,320 ($0.25 per share on a fully diluted basis), as compared to net income from continuing operations of $5,178,761 ($0.32 per share on a fully diluted basis) for 2025.

Revenue for 2026 decreased to $32,870,362 from $33,591,079 in 2025 as a result of a revenue decrease in the manufacturing segment, which was partially offset by revenue increases in the retail, bulk and services segments. Gross profit for 2026 was $10,963,389 (33% of total revenue) as compared to $12,831,985 (38% of total revenue) for 2025. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis decreased to $7,243,022 for 2026 as compared to $7,580,238 for 2025. The decrease was primarily due to a decrease in employee costs of approximately $206,000 from 2025 to 2026, as well as slight decreases in various other expenses.

Other income, net, decreased to $730,639 for 2026 as compared to $820,182 for 2025, primarily due to a decrease in interest earned on balances of interest-earning assets.

Results by Segment

Retail Segment:

The retail segment generated $3,980,067 in income from operations for 2026 as compared to $3,877,491 for 2025.

Revenue generated by retail water operations remained consistent at $8,660,947 for 2026 as compared to $8,638,026 for 2025 despite an overall decrease of approximately 2% in the volume of water sold from 2025 to 2026. The impact of this drop in the volume of water sold on 2026 revenue was mitigated by (i) an increase in the rate charged to a major non-potable water customer; and (ii) an increase in the volume of water sold to this major non-potable water customer from 2025 to 2026.

Retail segment gross profit remained relatively consistent at $4,854,977 (56% of retail revenue) for 2026 as compared to $4,862,268 (56% of retail revenue) for 2025.

Retail G&A expenses decreased to $899,499 for 2026 compared to $985,617 for 2025 primarily due to incremental information technology expenses incurred in 2025.

Bulk Segment:

The bulk segment contributed $2,871,669 and $2,141,159 to our income from operations for 2026 and 2025, respectively.

Bulk segment revenue was $9,934,060 and $8,274,816 for 2026 and 2025, respectively. The increase in revenue for 2026 results principally from an increase in the pass-through energy rate charged by CW-Bahamas which is attributable to an increase in energy costs from 2025 to 2026. To a lesser extent, bulk revenue increased in 2026 due to revenue earned from CW-Bahamas’ new plants on Cat Island, The Bahamas.

Gross profit for our bulk segment increased to $3,211,816 (32% of bulk revenue) for 2026 as compared to $2,535,909 (31% of bulk revenue) for 2025. The improvement in bulk segment gross profit reflects maintenance expenses that were approximately $302,000 lower in 2026 than in 2025 and decreases in other operating expenses.

Bulk segment G&A expenses also remained relatively consistent at $340,147 for 2026 as compared to $394,750 for 2025.

OC-Cayman’s agreements with the WAC to operate and maintain the North Sound and North Side Water Works plants were originally scheduled to expire on July 1, 2026. The agreements have been extended through March 31, 2027. Revenue recognized under the North Sound and North Side Water Works agreements for the three months ended June 30, 2026 was $325,659 and $406,617, respectively.

Services Segment:

The services segment generated $424,436 and $1,429,454 in income from operations for 2026 and 2025.

Services segment revenue was $11,585,573 for 2026 as compared to $11,448,202 for 2025. Construction revenue increased to $5,338,043 for 2026 as compared to $2,825,935 for 2025 due to incremental revenue generated by a project in Colorado and a project in California. Revenue generated under operations and maintenance (“O&M”) contracts decreased to $6,044,002 in 2026 as compared to $8,255,408 in 2025 due primarily to the expiration of PERC’s contracts with two customers in the first quarter of 2026. These contracts in the aggregate generated approximately $1.9 million in revenue in 2025. Design and consulting revenue decreased to $203,528 for 2026 from $366,859 for 2025.

Gross profit for the services segment decreased to $1,899,027 (16% of services revenue) in 2026 from $3,391,319 (30% of services revenue) in 2025 due to the decreases in O&M and design and consulting revenue.

G&A expenses for the services segment decreased to $1,474,321 for 2026 as compared to $1,993,042 for 2025 primarily due to a decrease in headcount that lowered employee costs by approximately $322,000.

In June 2023, we (through our subsidiary Kalaeloa Desalco) executed a contract with the Honolulu Board of Water Supply (“BWS”) to construct and operate a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii, and since that time we have been engaged in the design and development phase for construction of the plant. We have achieved major project milestones under this phase of the project, including (i) successful pilot plant testing, (ii) receipt of confirmation from BWS that we are able to produce water that is a “reasonable match” to the quality of BWS’s current water supply and that we are able to produce water that causes “no detrimental impact” to the BWS water system or their customers’ assets, and (iii) completion of the plant design.

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

At the time of the filing of this Quarterly Report on Form 10-Q, Kalaeloa Desalco is continuing to advance the permitting process, respond to regulatory inquiries and coordinate with the BWS to mitigate project schedule impacts. Kalaeloa Desalco also is evaluating potential adjustments to sequencing and procurement activities designed to reduce the effect of the delays on the overall project economics. In July 2026, Kalaeloa Desalco received a Limited Notice to Proceed from BWS, authorizing the procurement of various long-lead equipment for the Kalaeloa seawater reverse osmosis desalination facility. The Limited Notice to Proceed releases approximately $6 million in project funds, enabling Kalaeloa Desalco to procure critical long-lead equipment.

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

Manufacturing Segment:

The manufacturing segment generated $478,497 and $1,511,937 in income from operations for 2026 and 2025.

Manufacturing revenue decreased to $2,689,782 for 2026, as compared to $5,230,035 for 2025. The decrease in manufacturing revenue for 2026 resulted from a decrease in the total dollar amount of purchase orders. We believe, based on current projections, that manufacturing revenue for the full 2026 fiscal year will be less than the manufacturing revenue generated for the 2025 fiscal year.

Manufacturing gross profit decreased to $997,569 (37% of manufacturing revenue) for 2026 as compared to $2,042,489 (39% of manufacturing revenue) for 2025 due to the decrease in revenue.

G&A expenses for the manufacturing segment remained relatively consistent at $519,072 for 2026 as compared to $530,552 for 2025.

Corporate Segment:

Corporate G&A expenses increased to $4,009,983 for 2026 as compared to $3,676,277 for 2025 due to slight increases in various expense categories.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2026 was $7,709,175 ($0.48 per share on a fully diluted basis), as compared to net income of $9,887,234 ($0.62 per share on a fully diluted basis) for 2025. Our net losses from discontinued operations for 2026 and 2025 were ($148,616) and ($215,637), respectively. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for a discussion of our discontinued operations.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2026 was $7,857,791 ($0.49 per share on a fully diluted basis), as compared to net income from continuing operations of $10,102,871 ($0.63 per share on a fully diluted basis) for 2025.

Revenue for 2026 decreased to $62,844,062 from $67,306,464 in 2025 due to revenue decreases in the manufacturing segment and, to a lesser extent, the retail segment. Gross profit for 2026 was $21,879,402 (35% of total revenue) as compared to $25,138,272 (37% of total revenue) for 2025. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis decreased to $14,662,090 for 2026 as compared to $15,304,197 for 2025 due to decreases in professional fees, amortization expense and the provision for credit losses.

Other income, net, decreased to $1,470,205 for 2026 as compared to $1,509,073 for 2025, primarily due to a decrease in interest earned on balances of interest-earning assets, offset by an increase in equity in earnings of affiliates.

Results by Segment

Retail Segment:

The retail segment generated $7,935,607 in income from operations for 2026 as compared to $8,823,934 for 2025.

Revenue generated by retail water operations decreased to $17,238,005 in 2026 from $18,049,368 in 2025 due to a 6.3% decrease in the volume of water sold. The decrease in the volume of water sold in 2026 as compared to 2025 is attributable to significantly greater rainfall on Grand Cayman in 2026, as 2025 rainfall was well below historical norms.

As a result of the decrease in revenue, retail segment gross profit decreased in total dollars and as a percentage of revenue to $9,789,878 (57% of retail revenue) for 2026 as compared to $10,567,547 (59% of retail revenue) for 2025.

Retail G&A expenses remained consistent at $1,802,106 for 2026 as compared to $1,774,429 for 2025.

Bulk Segment:

The bulk segment contributed $5,476,229 and $4,622,705 to our income from operations for 2026 and 2025, respectively.

Bulk segment revenue was $18,678,829 and $16,686,532 for 2026 and 2025, respectively. The increase in revenue for 2026 results principally from an increase in the pass-through energy rate charged by CW-Bahamas which is attributable to an increase in energy costs from 2025 to 2026. To a lesser extent, bulk revenue increased for 2026 due to revenue earned by CW-Bahamas from its new plants on Cat Island, The Bahamas.

Gross profit for our bulk segment increased to $6,220,599 (33% of bulk revenue) for 2026 from $5,363,536 (32% of bulk revenue) for 2025. The improvement in bulk segment gross profit reflects insurance expense for CW-Bahamas that was approximately $226,000 lower in 2026 than in 2025.

Bulk segment G&A expenses also remained consistent at $744,370 for 2026 as compared to $740,831 for 2025.

OC-Cayman’s agreements with the WAC to operate and maintain the North Sound and North Side Water Works plants were originally scheduled to expire on July 1, 2026. The agreements have been extended through March 31, 2027. Revenue recognized under the North Sound and North Side Water Works agreements for the six months ended June 30, 2026 was $609,601 and $801,023, respectively.

Services Segment:

The services segment generated $1,482,177 and $1,248,966 in income from operations for 2026 and 2025.

Services segment revenue increased to $22,836,917 for 2026 from $21,526,470 for 2025. Construction revenue increased to $7,439,180 for 2026 as compared to $5,044,167 for 2025 due to incremental revenue generated by a project in Colorado and a project in California. Revenue generated under O&M contracts decreased to $14,932,460 in 2026 as compared to $15,980,704 in 2025 due to the expiration of contracts with two significant customers of PERC. Design and consulting revenue decreased to $465,277 for 2026 from $501,599 for 2025.

Gross profit for the services segment decreased to $4,723,215 (21% of services revenue) in 2026 from $5,407,710 (25% of services revenue) in 2025 due to the decrease in O&M revenue.

G&A expenses for the services segment decreased to $3,260,317 for 2026 as compared to $4,188,380 for 2025 primarily due to a decreases in (i) the provision for credit losses; (ii) professional fees; and (iii) the completion of the amortization of certain intangible assets associated with the acquisition of REC.

In June 2023, we (through our subsidiary Kalaeloa Desalco) executed a contract with the Honolulu Board of Water Supply (“BWS”) to construct and operate a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii, and since that time we have been engaged in the design and development phase for construction of the plant. We have achieved major project milestones under this phase of the project, including (i) successful pilot plant testing, (ii) receipt of confirmation from BWS that we are able to produce water that is a “reasonable match” to the quality of BWS’s current water supply and that we are able to produce water that causes “no detrimental impact” to the BWS water system or their customers’ assets, and (iii) completion of the plant design.

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

At the time of the filing of this Quarterly Report on Form 10-Q, Kalaeloa Desalco is continuing to advance the permitting process, respond to regulatory inquiries and coordinate with the BWS to mitigate project schedule impacts. Kalaeloa Desalco also is evaluating potential adjustments to sequencing and procurement activities designed to reduce the effect of the delays on the overall project economics. In July 2026, Kalaeloa Desalco received a Limited Notice to Proceed from BWS, authorizing the procurement of various long-lead equipment for the Kalaeloa seawater reverse osmosis desalination facility. The Limited Notice to Proceed releases approximately $6 million in project funds, enabling Kalaeloa Desalco to procure critical long-lead equipment.

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

Manufacturing Segment:

The manufacturing segment generated $140,730 and $2,604,849 in income from operations for 2026 and 2025.

Manufacturing revenue decreased to $4,090,311 for 2026, as compared to $11,044,094 for 2025. The decrease in manufacturing revenue for 2026 resulted from a decrease in the total dollar amount of new purchase orders. We believe, based on current projections, that manufacturing revenue for the full 2026 fiscal year will be less than the manufacturing revenue generated for the 2025 fiscal year.

Manufacturing gross profit decreased to $1,145,710 (28% of manufacturing revenue) for 2026 as compared to $3,799,479 (34% of manufacturing revenue) for 2025 due to the decrease in revenue.

G&A expenses for the manufacturing segment decreased to $1,004,980 for 2026 as compared to $1,194,630 for 2025 due primarily to a decrease in the provision for credit losses.

Corporate Segment:

Corporate G&A expenses increased to $7,850,317 for 2026 as compared to $7,405,927 for 2025 due to an increase in directors’ fees and expenses and smaller increases in various other expenses.

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as of June 30, 2026 as compared to December 31, 2025 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Accounts receivable decreased by approximately $4.1 million primarily due to the $1.9 million decrease in CW-Bahamas’ accounts receivable and a $1.7 million decrease in PERC accounts receivable.

Property, plant and equipment, net, increased by approximately $4.3 million primarily due to a transfer from construction in progress upon the completion of the CW-Bahamas’ Cat Island plants.

Construction in progress decreased by approximately $2.6 million, primarily due to a $5.3 million transfer of the Cat Island plants to property, plant and equipment, offset by a $2.3 million increase for work underway on a Cayman Islands project.

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

Liquidity Position

Our projected liquidity requirements for the balance of 2026 include capital expenditures for our existing operations of approximately $4.8 million. We paid approximately $2.3 million for dividends in July 2026. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board.

As of June 30, 2026, we had cash and cash equivalents of $132.6 million and working capital of $144.6 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $18.8 million and $20.7 million as of June 30, 2026 and December 31, 2025, respectively. Approximately 64% and 71% of the accounts receivable balances were delinquent as of those dates, respectively. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of June 30, 2026, or prior periods.

We continue to be in frequent contact with officials of The Bahamas government, who continue to express their intention to significantly reduce CW-Bahamas’ delinquent accounts receivable balances. However, we are unable to determine when or if such reduction will occur.

In a report dated April 30, 2026, Moody’s Investor Services (“Moody’s”) upgraded The Bahamas’ long-term issuer and senior unsecured ratings to Ba3 from B1. Moody’s also raised The Bahamas’ local currency ceiling to Baa2 from Baa3 and its foreign currency ceiling to Baa3 from Ba1. Based upon our review of this Moody’s correspondence, we continue to believe that no material allowance for credit losses is required for CW-Bahamas’ accounts receivable from the WSC.

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

Discussion of Cash Flows for the Six Months Ended June 30, 2026

Our cash and cash equivalents increased to $132,629,006 as of June 30, 2026 from $123,788,390 as of December 31, 2025.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $18,571,275. This net cash reflects the net income generated for the six months ended June 30, 2026 of $8,035,569 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. Significant adjustments included depreciation and amortization of $3,532,983, a decrease in accounts receivable of $4,173,373, a decrease in prepaid expenses and other assets of $890,957, and an increase in accounts payable, accrued expenses and other current liabilities of $1,409,231.

Cash Flows from Investing Activities

Net cash used in our investing activities was $5,133,145 primarily for additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used by our financing activities was $4,565,343, almost all of which related to the payment of dividends.

Material Commitments, Expenditures and Contingencies

CW-Bahamas Supply Guarantees

Our contracts to supply water to the WSC from our Blue Hills, Windsor and Cat Island plants require us to guarantee delivery of a minimum quantity of water per week. If the WSC requires the water and we do not meet this minimum, we are required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that the WSC is currently paying us under the contracts. The Blue Hills contract expires in 2032 and requires us to deliver 63.0 million gallons of water each week. The Windsor contract expires in 2033 and requires us to deliver 16.8 million gallons of water each week. We have been in compliance with the performance guarantees under these contracts for all periods since the inception of the contracts. The Cat Island contract expires in 2041 and requires the two plants located in Bennett’s Harbour and New Bight to deliver 504,000 gallons of water each week per plant.

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

Dividends

●	On January 30, 2026, we paid a dividend of $0.14 to shareholders of record on January 2, 2026.
●	On April 30, 2026, we paid a dividend of $0.14 to shareholders of record on April 1, 2026.
●	On June 2, 2026, our Board declared a dividend of $0.14 payable on July 31, 2026 to shareholders of record on July 1, 2026.

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

Impact of Inflation

Under the terms of our bulk water sales agreements in the Cayman Islands, The Bahamas and the British Virgin Islands, our water rates are automatically adjusted for inflation on an annual basis. Therefore, the impact of inflation on our gross profit from these revenue sources, measured in consistent dollars, historically has not been material. We had not increased the water rates for Cayman Water since January 2018 (despite the inflation that has occurred since that date) due to the pendency of our negotiations with OfReg for a new retail license. Under the License issued by OfReg in June 2026 and effective as of the License Date of August 1, 2026, Cayman Water’s base rates are subject to annual adjustment beginning each July 1 following the License Date in accordance with the rate cap adjustment mechanism described in the License, subject to OfReg verification and approval requirements. Denial by OfReg of any requested rate adjustment, or approval of an adjustment that is less than the increase in our costs, could adversely affect the profitability of our retail segment. Furthermore, our manufacturing segment has in the past been adversely impacted by significant increases in raw material costs, and our manufacturing and services segments could suffer similar adverse impacts in the future.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the Securities and Exchange Commission.

Periodically, our Bahamas subsidiary experiences substantial delays in the collection of its accounts receivable. As a result, our Bahamas subsidiary could have insufficient liquidity to continue operations, and our consolidated financial results could be materially adversely affected.

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $18.8 million as of June 30, 2026. Approximately 64% of this June 30, 2026 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of June 30, 2026, or prior periods.

We continue to be in frequent contact with officials of The Bahamas government, who continue to express their intention to significantly reduce CW-Bahamas’ delinquent accounts receivable balances. However, we are unable to determine when or if such reduction will occur.

In a report dated April 30, 2026, Moody’s Investor Services (“Moody’s”) upgraded The Bahamas’ long-term issuer and senior unsecured ratings to Ba3 from B1. Moody’s also raised The Bahamas’ local currency ceiling to Baa2 from Baa3 and its foreign currency ceiling to Baa3 from Ba1. Based upon our review of this Moody’s correspondence, we continue to believe that no material allowance for credit losses is required for CW-Bahamas’ accounts receivable from the WSC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2026, we issued 9,071 shares of preferred stock to 130 employees for services rendered. The issuance of preferred stock to 62 of these employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), because the shares were issued outside the United States to non-U.S. persons (as defined in Regulation S). The issuance of preferred stock to the remaining 68 employees, who are U.S. persons, was exempt under Section 4(a)(2) of the Securities Act. These U.S. persons are knowledgeable, sophisticated, and experienced in making investment decisions of this kind and received adequate information about us or had adequate access to such information, including through their business relationship with us.

In June 2026, we also issued 82 shares of preferred stock to two employees pursuant to the exercise of stock options for cash at a price of $25.13 per share. The two employees are U.S. persons, and the issuance of such shares was exempt under Section 4(a)(2) of the Securities Act. These U.S. persons are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access to such information, including through their business relationship with us.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1

Water Production and Distribution Licence issued by the Utility Regulation and Competition Office to Cayman Water Company Limited (incorporated by reference to Exhibit 10.1 filed as part of our Form 8-K filed June 24, 2026, Commission File No. 0-25248).

10.24	2027 Employee Stock Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: August 10, 2026