Form 10-Q
period 2026-09-30
Consolidated Water Co. Ltd.
filed 2026-11-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, 16,015,573 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

Note Regarding Currency and Exchange Rates

Unless otherwise indicated, all references to “$” or “US$” are to United States dollars.

The exchange rate for conversion of Cayman Islands dollars (CI$) into US$, as determined by the Cayman Islands Monetary Authority, has been fixed since April 1974 at US$1.20 per CI$1.00.

The exchange rate for conversion of Bahamas dollars (B$) into US$, as determined by the Central Bank of The Bahamas, has been fixed since 1973 at US$1.00 per B$1.00.

The official currency of the British Virgin Islands is the US$.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$129,150,692	$123,788,390
Accounts receivable, net	32,249,730	32,768,537
Inventory	5,943,853	3,736,845
Prepaid expenses and other current assets	6,591,268	5,927,675
Contract assets	2,434,620	3,290,815
Current assets of discontinued operations	139,315	124,630
Total current assets	176,509,478	169,636,892
Property, plant and equipment, net	58,663,871	55,151,758
Construction in progress	4,300,489	6,695,656
Inventory, noncurrent	5,751,769	5,563,142
Investment in affiliates	1,191,736	1,186,849
Goodwill	12,861,404	12,861,404
Intangible assets, net	1,884,276	2,101,555
Operating lease right-of-use assets	2,562,762	2,930,441
Other assets	1,032,998	1,437,648
Total assets	$264,758,783	$257,565,345

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$10,340,948	$9,620,880
Accrued compensation	3,490,382	3,039,142
Dividends payable	2,289,216	2,285,317
Current maturities of operating leases	781,019	661,047
Current portion of long-term debt	—	47,549
Contract liabilities	14,211,398	11,528,634
Deferred revenue	62,937	248,719
Current liabilities of discontinued operations	277,497	271,159
Total current liabilities	31,453,397	27,702,447
Long-term debt, noncurrent	—	25,954
Deferred tax liabilities	568,397	707,444
Noncurrent operating leases	1,805,606	2,297,161
Other liabilities	78,000	153,000
Total liabilities	33,905,400	30,886,006
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 35,580 and 39,507 shares, respectively	21,348	23,704
Common stock, $0.60 par value. Authorized 49,800,000 and 24,800,000 shares, respectively; issued and outstanding 16,015,573 and 15,945,233 shares, respectively	9,609,344	9,567,140
Additional paid-in capital	96,495,857	95,310,630
Retained earnings	120,041,877	116,749,048
Total Consolidated Water Co. Ltd. stockholders' equity	226,168,426	221,650,522
Non-controlling interests	4,684,957	5,028,817
Total equity	230,853,383	226,679,339
Total liabilities and equity	$264,758,783	$257,565,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$30,922,537	$35,118,706	$93,766,599	$102,425,170
Cost of revenue	21,104,474	22,172,797	62,069,134	64,340,989
Gross profit	9,818,063	12,945,909	31,697,465	38,084,181
General and administrative expenses	7,629,656	7,218,722	22,291,746	22,522,919
Gain (loss) on asset dispositions, net	(101,985)	34,095	(134,871)	94,547
Income from operations	2,086,422	5,761,282	9,270,848	15,655,809

Other income (expense):
Interest income	475,532	637,532	1,768,345	2,011,114
Interest expense	(8,104)	(901)	(11,319)	(3,614)
Equity in the earnings of affiliates	81,232	80,314	194,262	163,067
Other	27,808	94,282	95,385	149,733
Other income, net	576,468	811,227	2,046,673	2,320,300
Income before income taxes	2,662,890	6,572,509	11,317,521	17,976,109
Provision for income taxes	127,265	827,009	597,711	1,832,933
Net income from continuing operations	2,535,625	5,745,500	10,719,810	16,143,176
Income from continuing operations attributable to non-controlling interests	151,728	175,936	478,122	470,741
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	2,383,897	5,569,564	10,241,688	15,672,435
Net loss from discontinued operations	(61,627)	(37,220)	(210,243)	(252,857)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,322,270	$5,532,344	$10,031,445	$15,419,578

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.15	$0.35	$0.64	$0.98
Discontinued operations	(0.00)	(0.00)	(0.01)	(0.01)
Basic earnings per share	$0.14	$0.35	$0.63	$0.97

Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.15	$0.34	$0.64	$0.97
Discontinued operations	(0.00)	(0.00)	(0.01)	(0.01)
Diluted earnings per share	$0.14	$0.34	$0.62	$0.96

Dividends declared per common and redeemable preferred shares	$0.14	$0.14	$0.42	$0.39

Weighted average number of common shares used in the determination of:
Basic earnings per share	16,010,729	15,924,851	16,003,706	15,919,167
Diluted earnings per share	16,115,520	16,054,557	16,110,340	16,047,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2025	39,507	$23,704	15,945,233	$9,567,140	$95,310,630	$116,749,048	$5,028,817	$226,679,339
Issue of share capital	—	—	54,761	32,857	(32,857)	—	—	—
Conversion of preferred stock	(196)	(117)	196	117	—	—	—	—
Redemption of preferred stock	(388)	(233)	—	—	(7,631)	—	—	(7,864)
Net income	—	—	—	—	—	3,777,429	156,135	3,933,564
Dividends declared	—	—	—	—	—	(2,246,985)	—	(2,246,985)
Stock-based compensation	—	—	—	—	395,898	—	—	395,898
Balance as of March 31, 2026	38,923	23,354	16,000,190	9,600,114	95,666,040	118,279,492	5,184,952	228,753,952
Issue of share capital	9,071	5,442	—	—	(5,442)	—	—	—
Redemption of preferred stock	(342)	(205)	—	—	(5,604)	—	—	(5,809)
Net income	—	—	—	—	—	3,931,746	170,259	4,102,005
Exercise of options	82	49	—	—	2,011	—	—	2,060
Dividends declared	—	—	—	—	—	(2,245,589)	—	(2,245,589)
Stock-based compensation	—	—	—	—	391,790	—	—	391,790
Balance as of June 30, 2026	47,734	28,640	16,000,190	9,600,114	96,048,795	119,965,649	5,355,211	230,998,409
Conversion of preferred stock	(12,675)	(7,605)	12,675	7,605	—	—	—	—
Redemption of preferred stock	(276)	(165)	—	—	(6,159)	—	—	(6,324)
Net income	—	—	—	—	—	2,322,270	151,728	2,473,998
Exercise of options	797	478	2,708	1,625	58,221	—	—	60,324
Dividends declared	—	—	—	—	—	(2,246,042)	(821,982)	(3,068,024)
Stock-based compensation	—	—	—	—	395,000	—	—	395,000
Balance as of September 30, 2026	35,580	$21,348	16,015,573	$9,609,344	$96,495,857	$120,041,877	$4,684,957	$230,853,383

	Redeemable				Additional		Non-	Total
	preferred stock		Common stock		paid-in	Retained	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2024	44,004	$26,402	15,846,345	$9,507,807	$93,550,905	$106,875,581	$5,348,952	$215,309,647
Issue of share capital	—	—	66,764	40,058	(40,058)	—	—	—
Conversion of preferred stock	(2,486)	(1,492)	2,486	1,492	—	—	—	—
Redemption of preferred stock	(688)	(412)	—	—	(9,727)	—	—	(10,139)
Net income	—	—	—	—	—	4,791,029	165,427	4,956,456
Exercise of options	—	—	1,090	654	12,793			13,447
Dividends declared	—	—	—	—	—	(1,757,183)	—	(1,757,183)
Stock-based compensation	—	—	—	—	299,371	—	—	299,371
Balance as of March 31, 2025	40,830	24,498	15,916,685	9,550,011	93,813,284	109,909,427	5,514,379	218,811,599
Issue of share capital	8,534	5,120	—	—	(5,120)	—	—	—
Redemption of preferred stock	(69)	(41)	—	—	(1,530)	—	—	(1,571)
Net income	—	—	—	—	—	5,096,205	129,378	5,225,583
Exercise of options	549	329	—	—	9,894	—	—	10,223
Dividends declared	—	—	—	—	—	(2,234,434)	—	(2,234,434)
Stock-based compensation	—	—	—	—	396,040	—	—	396,040
Balance as of June 30, 2025	49,844	29,906	15,916,685	9,550,011	94,212,568	112,771,198	5,643,757	222,207,440
Issue of share capital	—	—	2,000	1,200	(1,200)	—	—	—
Conversion of preferred stock	(10,801)	(6,481)	10,801	6,481	—	—	—	—
Redemption of preferred stock	(720)	(432)	—	—	(12,591)	—	—	(13,023)
Net income	—	—	—	—	—	5,532,344	175,936	5,708,280
Exercise of options	1,471	883	1,850	1,110	48,442	—	—	50,435
Dividends declared	—	—	—	—	—	(2,234,845)	—	(2,234,845)
Stock-based compensation	—	—	—	—	482,547	—	—	482,547
Balance as of September 30, 2025	39,794	$23,876	15,931,336	$9,558,802	$94,729,766	$116,068,697	$5,819,693	$226,200,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income attributable to Consolidated Water Co. Ltd. stockholders	$10,031,445	$15,419,578
Income from continuing operations attributable to non-controlling interests	478,122	470,741
Net income	10,509,567	15,890,319
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign currency transaction adjustment - discontinued operations	—	248
Loss from discontinued operations	210,243	252,609
Depreciation and amortization	5,285,623	5,163,826
Deferred income tax benefit	(139,047)	(27,357)
Provision for credit losses	2,235	294,100
Amortization of operating lease right-of-use assets	512,252	549,938
Compensation expense relating to stock and stock option grants	1,182,688	1,177,958
Loss (gain) on asset dispositions, net	134,872	(94,547)
Equity in earnings of affiliates	(194,262)	(163,067)
Distribution of earnings from OC-BVI	189,375	545,400

Change in:
Accounts receivable	516,572	10,290,048
Contract assets	856,195	(2,261,618)
Inventory	(2,841,831)	3,610,403
Prepaid expenses and other assets	(354,702)	(781,759)
Accounts payable, accrued expenses and other current liabilities	1,012,600	(74,330)
Accrued compensation	451,240	233,002
Contract liabilities	2,682,764	2,555,352
Operating lease liabilities	(516,156)	(553,842)
Deferred revenue	(185,782)	(216,204)
Other liabilities	(75,000)	—
Net cash provided by operating activities - continuing operations	19,239,446	36,390,479
Net cash used in operating activities - discontinued operations	(126,871)	(457,646)
Net cash provided by operating activities	19,112,575	35,932,833

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(6,131,808)	(6,142,941)
Proceeds from asset dispositions	61,069	97,342
Net cash used in investing activities	(6,070,739)	(6,045,599)

Cash flows from financing activities
Dividends paid to common shareholders	(6,717,054)	(5,718,080)
Dividends paid to preferred shareholders	(17,663)	(16,316)
Dividends paid to non-controlling interests	(821,982)	—
Redemption of preferred stock	(19,997)	(24,733)
Proceeds received from exercise of stock options	62,384	74,105
Principal repayments on long-term debt	(73,503)	(99,427)
Net cash used in financing activities	(7,587,815)	(5,784,451)
Net increase in cash and cash equivalents	5,454,021	24,102,783
Cash and cash equivalents at beginning of period	123,788,390	99,350,121
Cash and cash equivalents at beginning of period - discontinued operations	13,776	127,859
Less: cash and cash equivalents at end of period - discontinued operations	(105,495)	(26,115)
Cash and cash equivalents at end of period	$129,150,692	$123,554,648

Non-cash transactions:
Dividends declared but not paid	$2,247,161	$2,235,958
Transfers from inventory to property, plant and equipment and construction in progress	$446,196	$527,827
Transfers from construction in progress to property, plant and equipment	$7,997,104	$5,179,690
Right-of-use assets obtained in exchange for new operating lease liabilities	$144,573	$412,308
Transfers from prepaid expenses to property, plant and equipment	$6,082	$509,333
Expenditures for property, plant and equipment and construction in progress not yet paid	$244,911	$547,318

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

Net foreign currency gains arising from transactions and re-measurements were $26,735 and $19,093 for the three months ended September 30, 2026 and 2025, respectively, and $78,437 and $65,080 for the nine months ended September 30, 2026 and 2025 and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks, certificates of deposit at banks with original maturity of three months or less and money market funds with brokerage firms. Cash and cash equivalents as of September 30, 2026 and December 31, 2025 include $17.3 million and $17.0 million, respectively, of certificates of deposits with original maturities of three months or less and $20.5 million and $18.1 million, respectively, in the money market funds.

Certain transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas. The equivalent United States dollar cash balances held in The Bahamas as of September 30, 2026 and December 31, 2025 were approximately $16.3 million and $12.0 million, respectively.

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

The following table presents the Company’s revenue disaggregated by revenue source.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Retail revenue	$8,211,690	$7,770,344	$25,449,695	$25,819,712
Bulk revenue	10,138,396	8,394,614	28,817,225	25,081,146
Services revenue	9,760,608	14,289,315	32,597,525	35,815,785
Manufacturing revenue	2,811,843	4,664,433	6,902,154	15,708,527
Total revenue	$30,922,537	$35,118,706	$93,766,599	$102,425,170

Services revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Construction revenue	$3,483,375	$6,360,333	$10,922,555	$11,404,500
Operations and maintenance revenue	6,100,605	7,715,000	21,033,065	23,695,704
Design and consulting revenue	176,628	213,982	641,905	715,581
Total services revenue	$9,760,608	$14,289,315	$32,597,525	$35,815,785

Retail revenue

The Company produces and supplies water to end-users, including residential, commercial and governmental customers in the Cayman Islands under an exclusive water production and supply concession and water utility license issued to Cayman Water by the Cayman Islands government and the Utility Regulation and Competition Office (“OfReg”), respectively, to provide water in two of the three most populated areas on Grand Cayman. Customers are billed on a monthly basis based on metered consumption and bills are typically collected within 30 to 45 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service.

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

The Company recognizes revenue for its construction and custom/specialized manufacturing contracts (and some of its design contracts) over time under the input method, using costs incurred (which represents work performed) to date relative to the total estimated costs at completion to measure progress toward satisfying a contract’s performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, materials, subcontractor costs and other expenses. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to the various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total costs to be incurred and profit to be earned on each long-term, fixed price contract prior to the commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprise of estimated total contract costs. Due to the extended time it may take to complete many of the Company’s contracts and the scope and nature of the work required to be performed on those contracts, the estimations of total revenue and costs at completion are complicated and subject to many variables and, accordingly, are subject to changes. When adjustments in estimated total contract revenue or estimated total contract costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any contract assets are classified as current assets. Contract liabilities on uncompleted contracts are classified as current liabilities.

The Company has elected the “right to invoice” practical expedient for revenue recognition on its operations and maintenance and consulting contracts and recognizes revenue in the amount to which the Company has a right to invoice, recognizing this revenue from the transfer of goods or services to customers during the billing cycle.

For the three and nine months ended September 30, 2026 and 2025, the Company recognized all of its manufacturing revenue from the transfer of goods or services to customers over time. The following table presents the services revenue recognized from the transfer of goods or services to customers over time and when invoiced under the right to invoice practical expedient:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized over time	$3,479,773	$6,462,508	$11,063,686	$11,752,695
Revenue recognized when invoiced	6,280,835	7,826,807	21,533,839	24,063,090
Total services revenue	$9,760,608	$14,289,315	$32,597,525	$35,815,785

Revenue recognized and amounts billed on contracts in progress are summarized as follows:

	September 30,	December 31,
	2026	2025
Revenue recognized to date on contracts in progress	$123,240,423	$127,237,229
Amounts billed to date on contracts in progress	(136,957,564)	(138,121,977)
Retainage	1,940,363	2,646,929
Net contract liability	$(11,776,778)	$(8,237,819)

The above net balances are reflected in the accompanying condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2026	2025
Contract assets	$2,434,620	$3,290,815
Contract liabilities	(14,211,398)	(11,528,634)
Net contract liability	$(11,776,778)	$(8,237,819)

As of September 30, 2026, the Company had unsatisfied or partially unsatisfied performance obligations for contracts in progress representing approximately $168.2 million in aggregate transaction price for contracts with an original expected length of greater than one year. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $5.8 million during the remainder of the year ending December 31, 2026 and approximately $162.4 million thereafter. In addition, the Company recognized revenue of approximately $2.4 million for the nine months ended September 30, 2026, that was included in the contract liability balance as of December 31, 2025.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

3. Segment information

The Company has five reportable segments: retail, bulk, services, manufacturing and corporate. The retail segment operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman pursuant to an exclusive water production and supply concession and water utility license issued to Cayman Water by the Cayman Islands government and OfReg, respectively. The bulk segment supplies potable water to government utilities in Grand Cayman and The Bahamas under long-term contracts. The services segment designs, constructs and sells water infrastructure and provides operating and management services to third parties. The manufacturing segment manufactures and services a wide range of custom and specialized water-related products applicable to commercial, municipal and industrial water production, supply and treatment. The corporate segment consists of various expenses of a general and administrative nature incurred at the parent company level, as well as the expenses incurred by Aquilex, a U.S. subsidiary that provides financial, engineering, information technology, administrative and supply chain management support services to all the Company’s subsidiaries and its affiliate.

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

The following sets forth the Company’s income statements by segment for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$8,211,690	$10,138,396	$9,760,608	$2,811,843	$—	$30,922,537
Cost of revenue	4,027,544	6,759,416	8,439,025	1,878,489	—	21,104,474
Gross profit	4,184,146	3,378,980	1,321,583	933,354	—	9,818,063
General and administrative expenses	996,481	460,820	1,579,402	524,577	4,068,376	7,629,656
Loss on asset dispositions, net	(1,928)	—	—	(100,057)	—	(101,985)
Income (loss) from operations	3,185,737	2,918,160	(257,819)	308,720	(4,068,376)	2,086,422
Interest income	40,114	16,714	218,435	1	200,268	475,532
Interest expense	—	—	(255)	—	(7,849)	(8,104)
Income from affiliate	—	—	—	—	81,232	81,232
Other	24,257	3,369	300	60	(178)	27,808
Other income, net	64,371	20,083	218,480	61	273,473	576,468
Income (loss) before income taxes	3,250,108	2,938,243	(39,339)	308,781	(3,794,903)	2,662,890
Provision for income taxes	—	—	61,534	65,731	—	127,265
Net income (loss) from continuing operations	3,250,108	2,938,243	(100,873)	243,050	(3,794,903)	2,535,625
Income from continuing operations attributable to non-controlling interests	—	151,728	—	—	—	151,728
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$3,250,108	$2,786,515	$(100,873)	$243,050	$(3,794,903)	2,383,897
Net loss from discontinued operations						(61,627)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$2,322,270

	Three Months Ended September 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$7,770,344	$8,394,614	$14,289,315	$4,664,433	$—	$35,118,706
Cost of revenue	3,447,262	5,484,613	10,444,894	2,796,028	—	22,172,797
Gross profit	4,323,082	2,910,001	3,844,421	1,868,405	—	12,945,909
General and administrative expenses	952,102	267,292	1,955,186	459,038	3,585,104	7,218,722
Gain on asset dispositions, net	6,600	—	22,495	5,000	—	34,095
Income (loss) from operations	3,377,580	2,642,709	1,911,730	1,414,367	(3,585,104)	5,761,282
Interest income	45,787	190,772	175,407	1	225,565	637,532
Interest expense	—	—	(901)	—	—	(901)
Income (loss) from affiliates	—	—	—	(935)	81,249	80,314
Other	19,797	3,651	70,998	90	(254)	94,282
Other income (loss), net	65,584	194,423	245,504	(844)	306,560	811,227
Income (loss) before income taxes	3,443,164	2,837,132	2,157,234	1,413,523	(3,278,544)	6,572,509
Provision for income taxes	—	—	492,401	334,608	—	827,009
Net income (loss) from continuing operations	3,443,164	2,837,132	1,664,833	1,078,915	(3,278,544)	5,745,500
Income from continuing operations attributable to non-controlling interests	—	175,936	—	—	—	175,936
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$3,443,164	$2,661,196	$1,664,833	$1,078,915	$(3,278,544)	5,569,564
Net loss from discontinued operations						(37,220)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$5,532,344

The Company’s cost of revenue consists of:

	Three Months Ended September 30, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$4,441,528	$1,091,637	$—	$5,533,165
Employee costs	835,509	488,315	3,622,041	600,521	—	5,546,386
Electricity	1,473,128	774,944	13,105	11,685	—	2,272,862
Fuel oil	—	3,342,249	—	—	—	3,342,249
Depreciation	652,499	777,918	106,329	81,958	—	1,618,704
Maintenance	232,594	489,979	165,166	65,216	—	952,955
Insurance	176,468	318,835	18,713	—	—	514,016
Retail license royalties	493,434	—	—	—	—	493,434
Other	163,912	567,176	72,143	27,472	—	830,703
	$4,027,544	$6,759,416	$8,439,025	$1,878,489	$—	$21,104,474

	Three Months Ended September 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$5,973,677	$1,958,385	$—	$7,932,062
Employee costs	752,990	510,286	4,103,148	656,068	—	6,022,492
Electricity	1,068,659	1,021,140	33,870	10,749	—	2,134,418
Fuel oil	—	1,921,144	—	—	—	1,921,144
Depreciation	626,525	709,512	120,627	45,805	—	1,502,469
Maintenance	144,331	407,705	80,289	100,329	—	732,654
Insurance	188,443	311,651	40,604	—	—	540,698
Retail license royalties	488,962	—	—	—	—	488,962
Other	177,352	603,175	92,679	24,692	—	897,898
	$3,447,262	$5,484,613	$10,444,894	$2,796,028	$—	$22,172,797

Cost of revenue segment expenses set forth in the “Other” category above primarily include chemicals and other supplies, government fees and licenses, and freight costs.

The Company’s general and administrative expenses consist of:

	Three Months Ended September 30, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$405,362	$92,045	$1,058,109	$329,765	$2,002,758	$3,888,039
Professional fees	103,275	15,773	77,157	27,941	1,042,884	1,267,030
Insurance	103,943	96,642	40,137	56,519	215,159	512,400
Depreciation and amortization	13,677	7,584	62,176	27,116	23,382	133,935
Other	370,224	248,776	341,823	83,236	784,193	1,828,252
	$996,481	$460,820	$1,579,402	$524,577	$4,068,376	$7,629,656

	Three Months Ended September 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$417,321	$90,065	$1,171,174	$311,471	$1,840,811	$3,830,842
Professional fees	20,491	44,018	175,517	17,940	746,094	1,004,060
Insurance	104,394	97,796	53,031	43,304	216,036	514,561
Depreciation and amortization	10,460	4,761	157,607	27,048	16,604	216,480
Other	399,436	30,652	397,857	59,275	765,559	1,652,779
	$952,102	$267,292	$1,955,186	$459,038	$3,585,104	$7,218,722

General and administrative segment expenses set forth in the “Other” category above primarily include Board of Directors fees and expenses, maintenance, office rent, information technology costs, provisions for credit losses and investor relations costs.

The following sets forth the Company’s income statements by segment for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$25,449,695	$28,817,225	$32,597,525	$6,902,154	$—	$93,766,599
Cost of revenue	11,475,671	19,217,646	26,552,727	4,823,090	—	62,069,134
Gross profit	13,974,024	9,599,579	6,044,798	2,079,064	—	31,697,465
General and administrative expenses	2,798,587	1,205,190	4,839,719	1,529,557	11,918,693	22,291,746
Gain (loss) on asset dispositions, net	(54,093)	—	19,279	(100,057)	—	(134,871)
Income (loss) from operations	11,121,344	8,394,389	1,224,358	449,450	(11,918,693)	9,270,848
Interest income	115,166	379,033	703,489	2	570,655	1,768,345
Interest expense	—	—	(3,228)	—	(8,091)	(11,319)
Income (loss) from affiliates	—	—	—	(9,062)	203,324	194,262
Other	67,318	19,614	685	7,618	150	95,385
Other income (loss), net	182,484	398,647	700,946	(1,442)	766,038	2,046,673
Income (loss) before income taxes	11,303,828	8,793,036	1,925,304	448,008	(11,152,655)	11,317,521
Provision for income taxes	—	—	542,043	55,668	—	597,711
Net income (loss) from continuing operations	11,303,828	8,793,036	1,383,261	392,340	(11,152,655)	10,719,810
Income from continuing operations attributable to non-controlling interests	—	478,122	—	—	—	478,122
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$11,303,828	$8,314,914	$1,383,261	$392,340	$(11,152,655)	10,241,688
Net loss from discontinued operations						(210,243)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$10,031,445

	Nine Months Ended September 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Revenue	$25,819,712	$25,081,146	$35,815,785	$15,708,527	$—	$102,425,170
Cost of revenue	10,929,083	16,807,609	26,563,654	10,040,643	—	64,340,989
Gross profit	14,890,629	8,273,537	9,252,131	5,667,884	—	38,084,181
General and administrative expenses	2,726,531	1,008,123	6,143,566	1,653,668	10,991,031	22,522,919
Gain on asset dispositions, net	37,416	—	52,131	5,000	—	94,547
Income (loss) from operations	12,201,514	7,265,414	3,160,696	4,019,216	(10,991,031)	15,655,809
Interest income	123,702	622,345	580,061	3	685,003	2,011,114
Interest expense	—	—	(3,614)	—	—	(3,614)
Income (loss) from affiliates	—	—	—	(35,198)	198,265	163,067
Other	55,500	25,526	69,038	254	(585)	149,733
Other income (loss), net	179,202	647,871	645,485	(34,941)	882,683	2,320,300
Income (loss) before income taxes	12,380,716	7,913,285	3,806,181	3,984,275	(10,108,348)	17,976,109
Provision for income taxes	—	—	870,688	962,245	—	1,832,933
Net income (loss) from continuing operations	12,380,716	7,913,285	2,935,493	3,022,030	(10,108,348)	16,143,176
Income from continuing operations attributable to non-controlling interests	—	470,741	—	—	—	470,741
Net income (loss) from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$12,380,716	$7,442,544	$2,935,493	$3,022,030	$(10,108,348)	15,672,435
Net loss from discontinued operations						(252,857)
Net income attributable to Consolidated Water Co. Ltd. stockholders						$15,419,578

The Company’s cost of revenue consists of:

	Nine Months Ended September 30, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$28,750	$13,981,055	$2,515,300	$—	$16,525,105
Employee costs	2,468,935	1,450,980	11,501,078	1,722,557	—	17,143,550
Electricity	3,844,307	2,878,307	55,007	34,140	—	6,811,761
Fuel oil	—	8,317,380	—	—	—	8,317,380
Depreciation	1,951,866	2,294,777	320,810	234,302	—	4,801,755
Maintenance	651,970	1,544,860	440,002	222,881	—	2,859,713
Insurance	542,138	951,464	55,259	—	—	1,548,861
Retail license royalties	1,577,310	—	—	—	—	1,577,310
Other	439,145	1,751,128	199,516	93,910	—	2,483,699
	$11,475,671	$19,217,646	$26,552,727	$4,823,090	$—	$62,069,134

	Nine Months Ended September 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Subcontractor and other project costs	$—	$—	$13,064,351	$7,678,086	$—	$20,742,437
Employee costs	2,272,261	1,571,674	12,533,716	1,854,210	—	18,231,861
Electricity	3,398,245	3,128,782	102,226	33,113	—	6,662,366
Fuel oil	—	5,583,464	—	—	—	5,583,464
Depreciation	1,861,706	2,091,347	304,320	121,122	—	4,378,495
Maintenance	685,176	1,446,647	286,483	267,687	—	2,685,993
Insurance	534,633	1,168,427	88,166	—	—	1,791,226
Retail license royalties	1,640,448	—	—	—	—	1,640,448
Other	536,614	1,817,268	184,392	86,425	—	2,624,699
	$10,929,083	$16,807,609	$26,563,654	$10,040,643	$—	$64,340,989

Cost of revenue segment expenses set forth in the “Other” category above primarily include chemicals and other supplies, government fees and licenses, and freight costs.

The Company’s general and administrative expenses consist of:

	Nine Months Ended September 30, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$1,322,726	$273,786	$3,220,107	$941,269	$6,279,097	$12,036,985
Professional fees	127,823	60,373	317,969	63,730	2,383,438	2,953,333
Insurance	337,401	290,429	83,001	181,951	651,184	1,543,966
Depreciation and amortization	36,606	19,405	189,576	81,109	67,495	394,191
Other	974,031	561,197	1,029,066	261,498	2,537,479	5,363,271
	$2,798,587	$1,205,190	$4,839,719	$1,529,557	$11,918,693	$22,291,746

	Nine Months Ended September 30, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Employee costs	$1,188,916	$268,946	$3,463,647	$950,038	$6,103,836	$11,975,383
Professional fees	47,940	84,870	691,610	109,654	1,991,918	2,925,992
Insurance	313,242	291,623	124,356	202,864	652,036	1,584,121
Depreciation and amortization	31,308	15,179	474,402	79,286	50,642	650,817
Other	1,145,125	347,505	1,389,551	311,826	2,192,599	5,386,606
	$2,726,531	$1,008,123	$6,143,566	$1,653,668	$10,991,031	$22,522,919

General and administrative segment expenses set forth in the “Other” category above primarily include Board of Directors fees and expenses, maintenance, office rent, information technology costs, provisions for credit losses and investor relations costs.

The Company’s assets by segment are presented below.

	As of September 30, 2026
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Cash and cash equivalents	$13,190,674	$26,964,307	$46,749,597	$8,832,280	$33,413,834	$129,150,692
Accounts receivable, net	$2,842,521	$23,626,762	$4,483,732	$1,288,236	$8,479	$32,249,730
Inventory, current and non-current	$3,613,038	$5,288,949	$1,940,679	$852,956	$—	$11,695,622
Contract assets	$—	$—	$1,247,963	$1,186,657	$—	$2,434,620
Property, plant and equipment, net	$32,078,534	$20,285,391	$1,381,501	$4,726,080	$192,365	$58,663,871
Construction in progress	$3,624,928	$336,827	$—	$338,734	$—	$4,300,489
Intangibles, net	$—	$—	$1,479,831	$404,445	$—	$1,884,276
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$—	$12,861,404
Total segment assets	$58,672,884	$79,603,637	$68,153,996	$20,191,828	$37,997,123	$264,619,468
Assets of discontinued operations						$139,315
Total assets						$264,758,783

	As of December 31, 2025
	Retail	Bulk	Services	Manufacturing	Corporate	Total
Cash and cash equivalents	$15,693,394	$20,343,683	$46,444,679	$6,620,358	$34,686,276	$123,788,390
Accounts receivable, net	$3,274,109	$20,882,114	$6,364,226	$2,240,036	$8,052	$32,768,537
Inventory, current and non-current	$3,555,946	$4,999,261	$24,178	$720,602	$—	$9,299,987
Contract assets	$—	$—	$1,144,943	$2,145,872	$—	$3,290,815
Property, plant and equipment, net	$32,371,991	$16,284,441	$1,666,099	$4,608,544	$220,683	$55,151,758
Construction in progress	$1,348,572	$5,316,061	$—	$31,023	$—	$6,695,656
Intangibles, net	$—	$—	$1,627,110	$474,445	$—	$2,101,555
Goodwill	$1,170,511	$1,948,875	$7,756,807	$1,985,211	$—	$12,861,404
Total segment assets	$59,410,635	$71,300,554	$69,172,997	$19,454,784	$38,101,745	$257,440,715
Assets of discontinued operations						$124,630
Total assets						$257,565,345

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$2,383,897	$5,569,564	$10,241,688	$15,672,435
Less: preferred stock dividends	(4,981)	(5,571)	(17,113)	(17,041)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	2,378,916	5,563,993	10,224,575	15,655,394
Loss from discontinued operations	(61,627)	(37,220)	(210,243)	(252,857)
Net income available to common shares in the determination of basic earnings per common share	$2,317,289	$5,526,773	$10,014,332	$15,402,537

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	16,010,729	15,924,851	16,003,706	15,919,167
Plus:
Weighted average number of preferred shares outstanding during the period	39,138	43,687	39,713	42,644
Potential dilutive effect of unexercised options and unvested stock grants	65,653	86,019	66,921	85,501
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	16,115,520	16,054,557	16,110,340	16,047,312

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

In June 2020, AdR received a letter from CEA and CESPT terminating the APP Contract.

CW-Cooperatief, as a Netherlands company, had certain rights relating to its investments in NSC and AdR under the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the United Mexican States entered into force as of October 1, 1999 (the “Treaty”). In February 2022, CW-Cooperatief filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes (“ICSID”) requesting that the United Mexican States pay CW-Cooperatief damages in excess of US$51 million plus MXN$137 million (with the exact amount to be quantified in the proceedings), plus fees, costs and pre- and post-award interest.

In May 2024, the Company, through CW-Cooperatief, NSC, and AdR, entered into a settlement agreement (the “Settlement Agreement”) with the State and Banco Nacional de Obras y Servicios Públicos, S.N.C., as trustee under the trust agreement for the trust named Fondo Nacional de Infraestructura (the “Trust”). Under the Settlement Agreement, CW-Cooperatief requested that ICSID discontinue the arbitration and on May 31, 2024, ICSID issued an order discontinuing the arbitration. Pursuant to the Settlement Agreement, the Trust purchased the 20.1 hectares of land on which the Project’s plant was to be constructed, including related rights of way (the “Land”), on an “as-is” basis, from NSC for MXN$596,144,000. The sale of the Land to the Trust was closed on June 14, 2024, at which time the MXN$596,144,000 was paid to the Company and converted at the prevailing exchange rate on that date into US$31,959,685.

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

Summarized financial information for the discontinued Mexico project development operation is as follows:

	September 30,	December 31,
	2026	2025
Cash	$105,495	$13,776
Prepaid expenses and other current assets	33,820	110,854
Total assets of discontinued operations	$139,315	$124,630

Total liabilities of discontinued operations	$277,497	$271,159

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss from discontinued operations	$(61,627)	$(37,220)	$(210,243)	$(252,857)

6. Leases

The Company’s leases consist principally of leases for office and warehouse space. For leases with terms greater than twelve months, the related lease liability is recorded at the present value of the lease payments over the term, and the related right-of-use asset is recorded based on the lease liability, as adjusted for applicable items. Many of these leases contain rental escalation clauses which are factored into the determination of the lease payments when appropriate. When available, the lease payments are discounted using the rate implicit in the lease; however, the Company’s current leases do not provide a readily determinable implicit rate. Therefore, the Company’s incremental borrowing rate is estimated to discount the lease payments based on information available at the lease commencement.

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

Lease assets and liabilities

The following table presents the lease-related assets and liabilities and their respective classification on the condensed consolidated balance sheets:

	September 30,	December 31,
	2026	2025
ASSETS
Noncurrent
Operating lease right-of-use assets	$2,562,762	$2,930,441
Total operating lease right-of-use assets	$2,562,762	$2,930,441

LIABILITIES
Current
Current maturities of operating leases	$781,019	$661,047
Noncurrent
Noncurrent operating leases	1,805,606	2,297,161
Total lease liabilities	$2,586,625	$2,958,208

Weighted average remaining lease term:
Operating leases	3.6 years	4.2 years

Weighted average discount rate:
Operating leases	6.72%	6.55%

The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$236,584	$210,025	$672,375	$637,158
Short-term lease costs	79,814	100,338	200,466	299,666
Lease costs - discontinued operations	1,366	1,160	3,709	5,778
Total lease costs	$317,764	$311,523	$876,550	$942,602

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows for operating leases	$752,690	$674,349

Future lease payments relating to the Company’s operating lease liabilities from continuing operations as of September 30, 2026, were as follows:

Years ending December 31,	Total
2026	$233,560
2027	903,681
2028	837,819
2029	546,333
2030	302,193
Thereafter	114,096
Total future lease payments	2,937,682
Less: imputed interest	(351,057)
Total lease obligations	2,586,625
Less: current obligations	(781,019)
Noncurrent lease obligations	$1,805,606

7. Fair value

As of September 30, 2026 and December 31, 2025, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation, dividends payable and other current liabilities approximate their fair values due to the short-term maturities of these instruments. As of September 30, 2026 and December 31, 2025, the Company does not have assets and liabilities measured at fair value to present in the fair value hierarchy.

8. Commitments and contingencies

Cayman Water

Prior to the License Date (as defined later herein), Cayman Water’s retail operations sold water under a license issued in July 1990 by the Cayman Islands government (the “1990 License”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. For the three months ended September 30, 2026 and 2025, the Company generated approximately 27% and 22%, respectively, of its consolidated revenue and 43% and 33%, respectively, of its consolidated gross profit from the retail water operations. For the nine months ended September 30, 2026 and 2025, the Company generated approximately 27% and 25%, respectively, of its consolidated revenue and 44% and 39%, respectively, of its consolidated gross profit from the retail water operations.

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

In 2016, the Cayman Islands government passed legislation creating OfReg, which is an independent and accountable regulatory body charged with protecting the rights of consumers, encouraging affordable utility services and promoting competition. Supplemental legislation passed in April 2017 transferred responsibility for the economic regulation of the water utility sector, including the negotiations with the Company for a new retail license, to OfReg. The Company began negotiations with OfReg in 2017, which negotiations continued until the issuance of the License (as defined later herein).

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

The License provides that Cayman Water’s base rates, monthly meter rental fees and certain other rates and charges will be as set forth in the License. Effective on the License Date, the base rates for water sold to consumers by Cayman Water in the License Area were established at CI$16.23 per 1,000 gallons for the first 3,000 gallons supplied in any month to residential consumers, CI$21.21 per 1,000 gallons for residential consumption above 3,000 gallons, CI$19.90 per 1,000 gallons for the first 3,000 gallons supplied in any month to commercial consumers, CI$21.21 per 1,000 gallons for commercial consumption above 3,000 gallons, CI$17.77 per 1,000 gallons for the first 3,000 gallons supplied in any month to public authority consumers, CI$19.01 per 1,000 gallons for public authority consumption above 3,000 gallons and CI$13.32 per 1,000 gallons for trucked water consumers. The License also provides for monthly meter rental fees based on meter size, as well as annual adjustments to base rates and certain fees, effective each July 1 following the License Date, in accordance with the rate cap adjustment mechanism described in the License, subject to OfReg verification and approval requirements. The exchange rate for conversion of Cayman Islands dollars (CI$) into United States dollars (US$), as determined by the Cayman Islands Monetary Authority, has been fixed since April 1974 at US$1.20 per CI$1.00.

In addition to base rates and monthly meter rental fees, the License permits Cayman Water to recover from consumers, through a separate energy cost charge, the reasonable cost of electricity used to produce and distribute water, subject to an efficiency-based mechanism that limits recovery when specific energy consumption exceeds the maximum acceptable amount set forth in the License and shares certain efficiency savings with consumers when specific energy consumption is below the target level set forth in the License. The License also specifies statutory fee and regulatory fee charges as separate pass-through charges to consumers.

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

OC-Cayman

OC-Cayman’s agreements with the WAC to operate and maintain the North Sound and North Side Water Works plants were originally scheduled to expire on July 1, 2026. The agreements have been extended through March 31, 2027. Revenue recognized under the North Sound agreement was $315,322 and $924,923 for the three and nine months ended September 30, 2026, respectively. Revenue recognized under the North Side Water Works agreement was $425,778 and $1,226,801 for the three and nine months ended September 30, 2026, respectively. WAC is presently conducting a formal bid process for the granting of a new contract for the upgrade and operations and maintenance of these plants for ten years.

CW-Bahamas

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $23.5 million and $20.7 million as of September 30, 2026 and December 31, 2025, respectively. Approximately 64% and 71% of the accounts receivable balances were delinquent as of those dates, respectively.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, the Company holds discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, CW-Bahamas has not provided a material allowance for credit losses for its accounts receivable from the WSC as of September 30, 2026 or prior periods.

In a report dated April 30, 2026, Moody’s Investors Service (“Moody’s”) upgraded The Bahamas’ long-term issuer and senior unsecured ratings to Ba3 from B1. Moody’s also raised The Bahamas’ local currency ceiling to Baa2 from Baa3 and its foreign currency ceiling to Baa3 from Ba1. Based upon the Company’s review of this Moody’s correspondence, CW-Bahamas continues to believe that no material allowance for credit losses is required for CW-Bahamas’ accounts receivable from the WSC.

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

Legal Proceedings

On May 25, 2021, PERC and OHLA USA, Inc., aka OHL USA Inc. (“OHLA”) entered into a written agreement for professional services (“Subcontract”), pursuant to which PERC agreed to provide certain start-up and commissioning services on the work of improvement known as the Valencia Water Reclamation Plant Advanced Water Treatment Facility in the City of Valencia (“Project”) in exchange for the initial contract price of approximately $495,000. After commencing work on the Project pursuant to the Subcontract in May 2021, PERC performed additional work beyond the original Subcontract scope through 2024 pursuant to written direction and approval from OHLA. This direction was done via formal change orders as well as email directives from OHLA. In total, PERC performed $3,049,299 in directed OHLA work, but has been paid $2,426,537 from OHLA, leaving an unpaid balance of $622,762.  Accordingly, on February 13, 2025, PERC filed a lawsuit in Los Angeles County Superior Court against OHLA, its sureties, and the project owner for: (1) Breach of Contract; (2) Reasonable Value; (3) Enforcement of Stop Payment Notice; and (4) Recovery on Payment Bond.

On October 13, 2026, OHLA filed a cross-complaint against PERC for (1) Breach of Contract; (2) Fraudulent Inducement; (3) Intentional Interference with Contractual Relations; (4) Negligence; and (5) Common Count-Money Had and Received. Each of OHLA’s causes of action in the cross-complaint arise from PERC’s separate purchase order with the Project owner to provide post-completion operation and training services. PERC denies the allegations of the cross-complaint and intends to vigorously defend itself in the lawsuit. The cross-complaint does not specify an amount of damages OHLA seeks, but rather a determination based on trial. The Company cannot presently determine the impact, if any, of the resolution of this litigation on the Company’s consolidated financial condition, results of operations or cash flows.

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

10. Subsequent events

The Company evaluated subsequent events through the time of the filing of this report on Form 10-Q. On October 8, 2026, PERC entered into a design-build agreement with the City of Pismo Beach, California, dated as of October 6, 2026, for the design and construction of the Central Coast Blue Advanced Water Purification Facility for a fixed design-build price of approximately $39.8 million, subject to adjustment in accordance with its terms. Other than this agreement and the litigation discussed in Note 8, the Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its condensed consolidated financial statements.

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

Material Development and Entry into a Material Agreement

Prior to the License Date (as defined below), we sold water under a license issued in July 1990 by the Cayman Islands government (the “1990 License”) that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. For the three months ended September 30, 2026 and 2025, we generated approximately 27% and 22%, respectively, of our consolidated revenue and 43% and 33%, respectively, of our consolidated gross profit from our retail water operations. For the nine months ended September 30, 2026 and 2025, we generated approximately 27% and 25%, respectively, of our consolidated revenue and 44% and 39%, respectively, of our consolidated gross profit from our retail water operations.

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

The License provides that Cayman Water’s base rates, monthly meter rental fees and certain other rates and charges will be as set forth in the License. Effective on the License Date, the base rates for water sold to consumers by Cayman Water in the License Area were established at CI$16.23 per 1,000 gallons for the first 3,000 gallons supplied in any month to residential consumers, CI$21.21 per 1,000 gallons for residential consumption above 3,000 gallons, CI$19.90 per 1,000 gallons for the first 3,000 gallons supplied in any month to commercial consumers, CI$21.21 per 1,000 gallons for commercial consumption above 3,000 gallons, CI$17.77 per 1,000 gallons for the first 3,000 gallons supplied in any month to public authority consumers, CI$19.01 per 1,000 gallons for public authority consumption above 3,000 gallons and CI$13.32 per 1,000 gallons for trucked water consumers. The License also provides for monthly meter rental fees based on meter size, as well as annual adjustments to base rates and certain fees, effective each July 1 following the License Date, in accordance with the rate cap adjustment mechanism described in the License, subject to OfReg verification and approval requirements. The exchange rate for conversion of Cayman Islands dollars (CI$) into United States dollars (US$), as determined by the Cayman Islands Monetary Authority, has been fixed since April 1974 at US$1.20 per CI$1.00.

In addition to base rates and monthly meter rental fees, the License permits Cayman Water to recover from consumers, through a separate energy cost charge, the reasonable cost of electricity used to produce and distribute water, subject to an efficiency-based mechanism that limits recovery when specific energy consumption exceeds the maximum acceptable amount set forth in the License and shares certain efficiency savings with consumers when specific energy consumption is below the target level set forth in the License. The License also specifies statutory fee and regulatory fee charges as separate pass-through charges to consumers.

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

Based on our pro forma estimates, if the base rates, energy cost charges and monthly meter rental fees contemplated by the License had been applied to Cayman Water’s historical volumes, historical energy cost and meter base, we estimate that our revenue and operating income would have been approximately $2.1 million, $1.9 million and $1.3 million lower for 2024, 2025 and the first seven months of 2026, respectively, than under the prior rate structure. These estimates are presented for illustrative purposes only, are based on historical volumes, historical energy cost, historical meter base and other assumptions, do not reflect statutory fee or regulatory fee charges, and are not necessarily indicative of the revenue or results of operations that Cayman Water will achieve under the License.

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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2026 was $2,322,270 ($0.14 per share on a fully diluted basis), as compared to net income of $5,532,344 ($0.34 per share on a fully diluted basis) for 2025. Our net losses from discontinued operations for 2026 and 2025 were ($61,627) and ($37,220), respectively. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for a discussion of our discontinued operations.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2026 was $2,383,897 ($0.15 per share on a fully diluted basis), as compared to net income from continuing operations of $5,569,564 ($0.34 per share on a fully diluted basis) for 2025.

Revenue for 2026 decreased to $30,922,537 from $35,118,706 in 2025 as a result of revenue decreases in the services and manufacturing segments, which were partially offset by revenue increases in the retail and bulk segments. Gross profit for 2026 was $9,818,063 (32% of total revenue) as compared to $12,945,909 (37% of total revenue) for 2025. For further discussion of revenue and gross profit, see the “Results by Segment” discussion and analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis increased to $7,629,656 for 2026 as compared to $7,218,722 for 2025. The principal factor in this increase was incremental professional fees of approximately $263,000.

Other income, net, decreased to $576,468 for 2026 as compared to $811,227 for 2025, primarily due to a decrease in interest income attributable to lower average balances of interest-earning assets.

Results by Segment

Retail Segment:

The retail segment generated $3,185,737 in income from operations for 2026 as compared to $3,377,580 for 2025.

Revenue generated by retail water operations increased to $8,211,690 for 2026 as compared to $7,770,344 for 2025 principally due to an increase in electricity costs, which increased the pass-through energy rate charged to our retail customers. Retail revenue for 2026 also benefited from an increase in the rate charged to a major commercial water customer. These factors served to offset the impact on 2026 retail revenue of a decrease in retail water rates that became effective August 1, 2026 under the new retail license. The volume of water sold by our retail segment increased by approximately 1% from 2025 to 2026.

Retail segment gross profit decreased to $4,184,146 (51% of retail revenue) for 2026 as compared to $4,323,082 (56% of retail revenue) for 2025 due to the lower rates that became effective August 1, 2026 under the new retail license.

Retail G&A expenses remained consistent at $996,481 for 2026 compared to $952,102 for 2025.

Bulk Segment:

The bulk segment contributed $2,918,160 and $2,642,709 to our income from operations for 2026 and 2025, respectively.

Bulk segment revenue was $10,138,396 and $8,394,614 for 2026 and 2025, respectively. The increase in revenue for 2026 results principally from an increase in the pass-through energy rate charged by CW-Bahamas which is attributable to an increase in energy costs from 2025 to 2026. To a lesser extent, bulk revenue increased in 2026 due to revenue earned from CW-Bahamas’ new plants on Cat Island, The Bahamas.

Gross profit dollars for our bulk segment increased to $3,378,980 (33% of bulk revenue) for 2026 as compared to $2,910,001 (35% of bulk revenue) due to the increased revenue. The reduction in bulk segment gross profit as a percentage of revenue from 2025 to 2026 reflects higher diesel costs and incremental maintenance expenses.

Bulk segment G&A expenses were $460,820 for 2026 as compared to $267,292 for 2025 primarily due to an increase in the provision for credit losses.

OC-Cayman’s agreements with the WAC to operate and maintain the North Sound and North Side Water Works plants were originally scheduled to expire on July 1, 2026. The agreements have been extended through March 31, 2027. Revenue recognized under the North Sound and North Side Water Works agreements for the three months ended September 30, 2026 was $315,322 and $425,778, respectively. WAC is presently conducting a formal bid process for the granting of a new contract for the upgrade and operations and maintenance of these plants for ten years.

Services Segment:

The services segment incurred a loss from operations of ($257,819) in 2026 as compared to generating $1,911,730 in income from operations for 2025.

Services segment revenue was $9,760,608 for 2026 as compared to $14,289,315 for 2025. Construction revenue decreased to $3,483,375 for 2026 as compared to $6,360,333 for 2025 due to a decline in the number and total value of construction projects. Revenue generated under operations and maintenance (“O&M”) contracts decreased to $6,100,605 in 2026 as compared to $7,715,000 in 2025 due primarily to the expiration of PERC’s contracts with three significant customers in the first quarter of 2026. Design and consulting revenue was $176,628 for 2026 and $213,982 for 2025.

Gross profit for the services segment decreased to $1,321,583 (14% of services revenue) in 2026 from $3,844,421 (27% of services revenue) in 2025 due to the revenue decrease and a lower average gross profit percentage generated under our contracts.

G&A expenses for the services segment decreased to $1,579,402 for 2026 as compared to $1,955,186 for 2025 primarily due to lower employee costs and professional fees.

In June 2023, we (through our subsidiary Kalaeloa Desalco) executed a contract with the Honolulu Board of Water Supply (“BWS”) to construct and operate a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii (the “project”). Since that time we have been engaged in the design and development phase for construction of the plant. We have achieved major project milestones under this phase of the project, including (i) successful pilot plant testing, (ii) receipt of confirmation from BWS that we are able to produce water that is a “reasonable match” to the quality of BWS’s current water supply and that we are able to produce water that causes “no detrimental impact” to the BWS water system or their customers’ assets, and (iii) completion of the plant design.

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

In July 2026, Kalaeloa Desalco received a Limited Notice to Proceed from BWS, authorizing the procurement of various long-lead equipment for the Kalaeloa seawater reverse osmosis desalination facility. The Limited Notice to Proceed releases approximately $6 million in project funds, enabling Kalaeloa Desalco to procure critical long-lead equipment. In September 2026, the project received approval of its Preservation Plan and Archaeological Monitoring Plan from the State Historic Preservation Division and approval from the Hawaii Department of Health for a Substantial Modification to an Existing Regulated Public Water System. These approvals were required before Kalaeloa Desalco could advance its applications for other permits and approvals. Several permits and approvals remain outstanding, including a Memorandum of Agreement from the State Historic Preservation Division. Based on the current permitting timeline, we now expect construction of the plant to begin in the first half of 2027, compared with our previous expectation of late 2026.

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

On October 8, 2026, PERC entered into a design-build agreement with the City of Pismo Beach, California for the Central Coast Blue Advanced Water Purification Facility for a fixed design-build price of approximately $39.8 million. The agreement requires Substantial Completion within 703 calendar days after commencement of services, provides for liquidated damages of $2,500 per day capped at 5% of the contract price, and may be terminated by the City for convenience, in which case PERC would be reimbursed in accordance with the contract terms for work performed.

Manufacturing Segment:

The manufacturing segment generated $308,720 and $1,414,367 in income from operations for 2026 and 2025.

Manufacturing revenue decreased to $2,811,843 for 2026, as compared to $4,664,433 for 2025. The decrease in manufacturing revenue for 2026 resulted from a decrease in the total dollar amount of contracts completed and in progress. We believe, based on current projections, that manufacturing revenue for the full 2026 fiscal year will be less than the manufacturing revenue generated for the 2025 fiscal year.

Manufacturing gross profit decreased to $933,354 (33% of manufacturing revenue) for 2026 as compared to $1,868,405 (40% of manufacturing revenue) for 2025 due to the decrease in revenue.

G&A expenses for the manufacturing segment remained relatively consistent at $524,577 for 2026 as compared to $459,038 for 2025.

Corporate Segment:

Corporate G&A expenses increased to $4,068,376 for 2026 as compared to $3,585,104 for 2025 due to slight increases in various expense categories.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Consolidated Results

Including discontinued operations, net income attributable to Consolidated Water Co. Ltd. stockholders for 2026 was $10,031,445 ($0.62 per share on a fully diluted basis), as compared to net income of $15,419,578 ($0.96 per share on a fully diluted basis) for 2025. Our net losses from discontinued operations for 2026 and 2025 were ($210,243) and ($252,857), respectively. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for a discussion of our discontinued operations.

The following discussion and analysis of our consolidated results of operations and results of operations by segment for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 relates only to our continuing operations.

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2026 was $10,241,688 ($0.64 per share on a fully diluted basis), as compared to net income from continuing operations of $15,672,435 ($0.97 per share on a fully diluted basis) for 2025.

Revenue for 2026 decreased to $93,766,599 from $102,425,170 in 2025 primarily due to revenue decreases in the manufacturing and services segments. Gross profit for 2026 was $31,697,465 (34% of total revenue) as compared to $38,084,181 (37% of total revenue) for 2025. For further discussion of revenue and gross profit see the “Results by Segment” discussion and analysis that follows.

G&A expenses on a consolidated basis remained consistent at $22,291,746 for 2026 as compared to $22,522,919 for 2025.

Other income, net, decreased to $2,046,673 for 2026 as compared to $2,320,300 for 2025, primarily due to a decrease in interest earned on the average balances of interest-earning assets.

Results by Segment

Retail Segment:

The retail segment generated $11,121,344 in income from operations for 2026 as compared to $12,201,514 for 2025.

Revenue generated by retail water operations decreased slightly to $25,449,695 in 2026 from $25,819,712 in 2025 due to a 4.1% decrease in the volume of water sold. The decrease in the volume of water sold in 2026 as compared to 2025 is attributable to significantly greater rainfall on Grand Cayman in 2026, as 2025 rainfall was well below historical norms.

As a result of the decrease in revenue and increased energy and operating costs, retail segment gross profit decreased in total dollars and as a percentage of revenue to $13,974,024 (55% of retail revenue) for 2026 as compared to $14,890,629 (58% of retail revenue) for 2025.

Retail G&A expenses remained consistent at $2,798,587 for 2026 as compared to $2,726,531 for 2025.

Bulk Segment:

The bulk segment contributed $8,394,389 and $7,265,414 to our income from operations for 2026 and 2025, respectively.

Bulk segment revenue was $28,817,225 and $25,081,146 for 2026 and 2025, respectively. The increase in revenue for 2026 results principally from an increase in the pass-through energy rate charged by CW-Bahamas which is attributable to an increase in energy costs from 2025 to 2026. To a lesser extent, bulk revenue increased for 2026 due to revenue earned by CW-Bahamas from its new plants on Cat Island, The Bahamas.

Gross profit for our bulk segment increased to $9,599,579 (33% of bulk revenue) for 2026 as compared to $8,273,537 (33% of bulk revenue) for 2025 due to the increased revenue.

Bulk segment G&A expenses remained relatively consistent at $1,205,190 for 2026 as compared to $1,008,123 for 2025.

OC-Cayman’s agreements with the WAC to operate and maintain the North Sound and North Side Water Works plants were originally scheduled to expire on July 1, 2026. The agreements have been extended through March 31, 2027. Revenue recognized under the North Sound and North Side Water Works agreements for the nine months ended September 30, 2026 was $924,923 and $1,226,801, respectively. WAC is presently conducting a formal bid process for the granting of a new contract for the upgrade and operations and maintenance of these plants for ten years.

Services Segment:

The services segment generated $1,224,358 and $3,160,696 in income from operations for 2026 and 2025.

Services segment revenue decreased to $32,597,525 for 2026 from $35,815,785 for 2025. Construction revenue was relatively consistent at $10,922,555 for 2026 as compared to $11,404,500 for 2025. Revenue generated under O&M contracts decreased to $21,033,065 in 2026 as compared to $23,695,704 in 2025 due to the expiration of contracts with three significant customers of PERC. Design and consulting revenue remained relatively consistent at $641,905 for 2026 as compared to $715,581 for 2025.

Gross profit for the services segment decreased to $6,044,798 (19% of services revenue) in 2026 from $9,252,131 (26% of services revenue) in 2025 due to the decrease in O&M revenue and lower margins earned on construction projects.

G&A expenses for the services segment decreased to $4,839,719 for 2026 as compared to $6,143,566 for 2025 primarily due to decreases in employee costs and professional fees; and the completion of the amortization of certain intangible assets associated with the acquisition of REC.

In June 2023, we (through our subsidiary Kalaeloa Desalco) executed a contract with the Honolulu Board of Water Supply to construct and operate a 1.7 million gallons per day seawater reverse osmosis desalination plant in Oahu, Hawaii. Since that time we have been engaged in the design and development phase for construction of the plant. We have achieved major project milestones under this phase of the project, including (i) successful pilot plant testing, (ii) receipt of confirmation from BWS that we are able to produce water that is a “reasonable match” to the quality of BWS’s current water supply and that we are able to produce water that causes “no detrimental impact” to the BWS water system or their customers’ assets, and (iii) completion of the plant design.

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

In July 2026, Kalaeloa Desalco received a Limited Notice to Proceed from BWS, authorizing the procurement of various long-lead equipment for the Kalaeloa seawater reverse osmosis desalination facility. The Limited Notice to Proceed releases approximately $6 million in project funds, enabling Kalaeloa Desalco to procure critical long-lead equipment. In September 2026, the project received approval of its Preservation Plan and Archaeological Monitoring Plan from the State Historic Preservation Division and approval from the Hawaii Department of Health for a Substantial Modification to an Existing Regulated Public Water System. These approvals were required before Kalaeloa Desalco could advance its applications for other permits and approvals. Several permits and approvals remain outstanding, including a Memorandum of Agreement from the State Historic Preservation Division. Based on the current permitting timeline, we now expect construction of the plant to begin in the first half of 2027, compared with our previous expectation of late 2026.

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

On October 8, 2026, PERC entered into a design-build agreement with the City of Pismo Beach, California for the Central Coast Blue Advanced Water Purification Facility for a fixed design-build price of approximately $39.8 million. The agreement requires Substantial Completion within 703 calendar days after commencement of services, provides for liquidated damages of $2,500 per day capped at 5% of the contract price, and may be terminated by the City for convenience, in which case PERC would be reimbursed in accordance with the contract terms for work performed.

Manufacturing Segment:

The manufacturing segment generated $449,450 and $4,019,216 in income from operations for 2026 and 2025.

Manufacturing revenue decreased to $6,902,154 for 2026, as compared to $15,708,527 for 2025. The decrease in manufacturing revenue for 2026 resulted from a decrease in the total dollar amount of contracts completed and in progress. We believe, based on current projections, that manufacturing revenue for the full 2026 fiscal year will be less than the manufacturing revenue generated for the 2025 fiscal year.

Manufacturing gross profit decreased to $2,079,064 (30% of manufacturing revenue) for 2026 as compared to $5,667,884 (36% of manufacturing revenue) for 2025 due to the decrease in revenue.

G&A expenses for the manufacturing segment remained relatively consistent at $1,529,557 for 2026 as compared to $1,653,668 for 2025.

Corporate Segment:

Corporate G&A expenses increased to $11,918,693 for 2026 as compared to $10,991,031 for 2025 primarily due to increases in professional fees and directors’ fees and expenses.

FINANCIAL CONDITION

The significant changes in the components of our condensed consolidated balance sheet as of September 30, 2026 as compared to December 31, 2025 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) and the reasons for these changes are discussed in the following paragraphs.

Current inventory increased by approximately $2.2 million primarily due to an increase in PERC’s inventory of $1.9 million attributable to materials purchased for a construction contract.

Property, plant and equipment, net, increased by approximately $3.5 million primarily due to a transfer from construction in progress upon the completion of the CW-Bahamas’ Cat Island plants.

Construction in progress decreased by approximately $2.4 million, primarily due to a $6.3 million transfer of the Cat Island plants to property, plant and equipment, offset by a $2.7 million increase for work underway on a new Cayman Islands reservoir.

Contract liabilities increased by approximately $2.7 million due to a $2.6 million increase for the Kalaeloa Desalco construction project.

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

Liquidity Position

Our projected liquidity requirements for the balance of 2026 include capital expenditures for our existing operations of approximately $1.5 million. We paid approximately $2.3 million for dividends in October 2026. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board.

As of September 30, 2026, we had cash and cash equivalents of $129.2 million and working capital of $145.1 million.

With the exception of the liquidity matter relating to CW-Bahamas that is discussed in the paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $23.5 million and $20.7 million as of September 30, 2026 and December 31, 2025, respectively. Approximately 64% and 71% of the accounts receivable balances were delinquent as of those dates, respectively. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of September 30, 2026, or prior periods.

We continue to be in frequent contact with officials of The Bahamas government, who continue to express their intention to significantly reduce CW-Bahamas’ delinquent accounts receivable balances. However, we are unable to determine when or if such reduction will occur.

In a report dated April 30, 2026, Moody’s Investors Service (“Moody’s”) upgraded The Bahamas’ long-term issuer and senior unsecured ratings to Ba3 from B1. Moody’s also raised The Bahamas’ local currency ceiling to Baa2 from Baa3 and its foreign currency ceiling to Baa3 from Ba1. Based upon our review of this Moody’s correspondence, we continue to believe that no material allowance for credit losses is required for CW-Bahamas’ accounts receivable from the WSC.

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

Discussion of Cash Flows for the Nine Months Ended September 30, 2026

Our cash and cash equivalents increased to $129,150,692 as of September 30, 2026 from $123,788,390 as of December 31, 2025.

Cash Flows from Operating Activities

Net cash provided by our operating activities was $19,112,575. This net cash reflects the net income generated for the nine months ended September 30, 2026 of $10,509,567 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. Significant adjustments included depreciation and amortization of $5,285,623, an increase in inventory of $2,841,831, an increase in accounts payable, accrued expenses and other current liabilities of $1,012,600 and an increase in contract liabilities of $2,682,764.

Cash Flows from Investing Activities

Net cash used in our investing activities was $6,070,739 primarily for additions to property, plant and equipment and construction in progress.

Cash Flows from Financing Activities

Net cash used by our financing activities was $7,587,815, almost all of which related to the payment of dividends.

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

Legal Proceedings

On May 25, 2021, PERC and OHLA USA, Inc., aka OHL USA Inc. (“OHLA”) entered into a written agreement for professional services (“Subcontract”), pursuant to which PERC agreed to provide certain start-up and commissioning services on the work of improvement known as the Valencia Water Reclamation Plant Advanced Water Treatment Facility in the City of Valencia (“Project”) in exchange for the initial contract price of approximately $495,000. After commencing work on the Project pursuant to the Subcontract in May 2021, PERC performed additional work beyond the original Subcontract scope through 2024 pursuant to written direction and approval from OHLA. This direction was done via formal change orders as well as email directives from OHLA. In total, PERC performed $3,049,299 in directed OHLA work, but has been paid $2,426,537 from OHLA, leaving an unpaid balance of $622,762. Accordingly, on February 13, 2025, PERC filed a lawsuit in Los Angeles County Superior Court against OHLA, its sureties, and the project owner for: (1) Breach of Contract; (2) Reasonable Value; (3) Enforcement of Stop Payment Notice; and (4) Recovery on Payment Bond.

On October 13, 2026, OHLA filed a cross-complaint against PERC for (1) Breach of Contract; (2) Fraudulent Inducement; (3) Intentional Interference with Contractual Relations; (4) Negligence; and (5) Common Count-Money Had and Received. Each of OHLA’s causes of action in the cross-complaint arise from PERC’s separate purchase order with the Project owner to provide post-completion operation and training services. PERC denies the allegations of the cross-complaint and intends to vigorously defend itself in the lawsuit. The cross-complaint does not specify an amount of damages OHLA seeks, but rather a determination based on trial. We cannot presently determine the impact, if any, of the resolution of this litigation on our consolidated financial condition, results of operations or cash flows.

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

Dividends

●	On January 30, 2026, we paid a dividend of $0.14 to shareholders of record on January 2, 2026.
●	On April 30, 2026, we paid a dividend of $0.14 to shareholders of record on April 1, 2026.
●	On July 31, 2026, we paid a dividend of $0.14 to shareholders of record on July 1, 2026.
●	On August 18, 2026, our Board declared a dividend of $0.14 payable on October 30, 2026, to shareholders of record on October 1, 2026, which was paid as scheduled.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 25, 2021, PERC and OHLA USA, Inc., aka OHL USA Inc. (“OHLA”) entered into a written agreement for professional services (“Subcontract”), pursuant to which PERC agreed to provide certain start-up and commissioning services on the work of improvement known as the Valencia Water Reclamation Plant Advanced Water Treatment Facility in the City of Valencia (“Project”) in exchange for the initial contract price of approximately $495,000. After commencing work on the Project pursuant to the Subcontract in May 2021, PERC performed additional work beyond the original Subcontract scope through 2024 pursuant to written direction and approval from OHLA. This direction was done via formal change orders as well as email directives from OHLA. In total, PERC performed $3,049,299 in directed OHLA work, but has been paid $2,426,537 from OHLA, leaving an unpaid balance of $622,762. Accordingly, on February 13, 2025, PERC filed a lawsuit in Los Angeles County Superior Court against OHLA, its sureties, and the project owner for: (1) Breach of Contract; (2) Reasonable Value; (3) Enforcement of Stop Payment Notice; and (4) Recovery on Payment Bond.

On October 13, 2026, OHLA filed a cross-complaint against PERC for (1) Breach of Contract; (2) Fraudulent Inducement; (3) Intentional Interference with Contractual Relations; (4) Negligence; and (5) Common Count-Money Had and Received. Each of OHLA’s causes of action in the cross-complaint arise from PERC’s separate purchase order with the Project owner to provide post-completion operation and training services. PERC denies the allegations of the cross-complaint and intends to vigorously defend itself in the lawsuit. The cross-complaint does not specify an amount of damages OHLA seeks, but rather a determination based on trial. We cannot presently determine the impact, if any, of the resolution of this litigation on our consolidated financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as updated and supplemented by the risk factors included below. The risk factors below regarding the License supersede the risk factor in that Annual Report regarding the renegotiation of Cayman Water’s retail license. If any of the events or circumstances described in the referenced risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the Securities and Exchange Commission.

Periodically, our Bahamas subsidiary experiences substantial delays in the collection of its accounts receivable. As a result, our Bahamas subsidiary could have insufficient liquidity to continue operations, and our consolidated financial results could be materially adversely affected.

CW-Bahamas’ accounts receivable balances (which include accrued interest) due from the WSC amounted to $23.5 million as of September 30, 2026. Approximately 64% of this September 30, 2026 accounts receivable balance was delinquent as of that date. The delay in collecting these accounts receivable has adversely impacted the liquidity of this subsidiary.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable from the WSC. When these delays occur, we hold discussions and meetings with representatives of the WSC and the government of The Bahamas. All previous delinquent accounts receivable from the WSC, including accrued interest thereon, were eventually paid in full. Based upon this payment history, we have not provided for a material allowance for credit losses for CW-Bahamas’ accounts receivable from the WSC as of September 30, 2026, or prior periods.

We continue to be in frequent contact with officials of The Bahamas government, who continue to express their intention to significantly reduce CW-Bahamas’ delinquent accounts receivable balances. However, we are unable to determine when or if such reduction will occur.

In a report dated April 30, 2026, Moody’s Investors Service (“Moody’s”) upgraded The Bahamas’ long-term issuer and senior unsecured ratings to Ba3 from B1. Moody’s also raised The Bahamas’ local currency ceiling to Baa2 from Baa3 and its foreign currency ceiling to Baa3 from Ba1. Based upon our review of this Moody’s correspondence, we continue to believe that no material allowance for credit losses is required for CW-Bahamas’ accounts receivable from the WSC.

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

The License has reduced, and may continue to reduce, the revenue and operating income we generate from our retail operations, and our retail profitability depends on future OfReg rate determinations and our compliance with the License.

Effective August 1, 2026, Cayman Water sells water under the License issued by OfReg, which established base rates that are lower than those under the 1990 License. Cayman Water’s retail operations generated approximately 27% of our consolidated revenue and 44% of our consolidated gross profit for the nine months ended September 30, 2026. Based on our pro forma estimates, application of the License rate structure to historical volumes would have reduced our revenue by approximately $2.1 million for 2024 and $1.9 million for 2025 and $1.3 million for the period from January 1, 2026 to July 31, 2026. Future adjustments to base rates are subject to OfReg verification and approval, and recovery of energy costs is subject to an efficiency-based mechanism. OfReg may modify the License in specified circumstances, with or without our agreement, and may revoke or suspend the License upon specified events. Any of these factors could have a material adverse effect on our consolidated financial condition, results of operations and cash flows and could require us to record impairment losses on our retail segment assets.

Delays in obtaining permits and approvals for the Kalaeloa desalination plant have deferred, and may further defer, construction, revenue and cash flows from the project and could expose us to contractual remedies.

Kalaeloa Desalco must obtain federal, state and local permits and approvals before it can begin and complete construction of the 1.7 million gallons per day seawater reverse osmosis plant in Oahu, Hawaii. Permitting delays have deferred project milestones, and we now expect construction to begin in the first half of 2027 rather than late 2026. Several permits and approvals remain outstanding, including a Memorandum of Agreement from the State Historic Preservation Division. If schedule extensions from BWS are insufficient, BWS may attempt to assess liquidated damages, withhold milestone payments or terminate the contract, and cost increases during the delay may not be fully recovered. Any of these developments could have a material adverse effect on our consolidated results of operations and cash flows.

Our fixed-price design-build contracts, including PERC’s agreement with the City of Pismo Beach, expose us to cost overruns, performance requirements and liquidated damages.

In October 2026, PERC agreed to design and build the Central Coast Blue Advanced Water Purification Facility for the City of Pismo Beach, California for a fixed price of approximately $39.8 million. PERC must achieve Substantial Completion within 703 calendar days after commencement of services and will owe liquidated damages of $2,500 per day, up to 5% of the contract price, if Substantial Completion is late. PERC’s aggregate liability under the agreement is capped at $14.0 million, and the City may terminate the agreement for convenience. If our costs exceed our estimates or we fail to meet schedule or performance requirements, our consolidated results of operations and cash flows could be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter, we issued 797 shares of preferred stock to 11 employees upon the exercise of stock options for cash at a price of $25.13 per share, for a total consideration of $20,029. The issuance of the preferred stock to five of these employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), because the shares were issued outside the United States to non-U.S. persons (as defined in Regulation S). The issuance to the other six employees, who are U.S. persons, was exempt under Section 4(a)(2) of the Securities Act. These U.S. persons are knowledgeable, sophisticated, and experienced in making investment decisions of this kind and received adequate information about us or had adequate access to such information, including through their business relationship with us.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: November 9, 2026